Form 10-Q
period 1995-04-30
SHARPER IMAGE CORP
filed 1995-06-14
CIK 811696

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q



(Mark One)
/ X /        Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the quarterly period ended
April 30, 1995 or

/   /        Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the transition period from _______________________ to _______________________



                     Commission File Number:  0-15827



                         SHARPER IMAGE CORPORATION
          (Exact name of registrant as specified in its charter)


DELAWARE                                                         94-2493558
(State of Incorporation)               (I.R.S. Employer Identification No.)


            650 DAVIS STREET, SAN FRANCISCO, CALIFORNIA  94111
(Address of principal executive offices)                 (Zip Code)

    Registrant's telephone number, including area code:  (415) 445-6000



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                          Yes  / X /    No  /   /



Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $0.01 par value, 8,244,700 shares as of June 8, 1995

                                  PART I
                           FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


SHARPER IMAGE CORPORATION
BALANCE SHEETS

                                                     April 30,                           April 30,
                                                        1995          January 31,          1994
Dollars in thousands, except per share amounts      (Unaudited)           1995          (Unaudited)
                                                    ___________       ___________       ___________

ASSETS
CURRENT ASSETS:
  Cash and equivalents                                 $ 12,610          $ 18,193          $  6,631
  Accounts receivable, net                                5,007             3,234             3,227
  Merchandise inventories                                27,108            23,555            25,993
  Deferred catalog costs                                  5,823             3,022             3,070
  Prepaid expenses and other                              3,107             2,097             3,154
                                                       ________          ________           _______
TOTAL CURRENT ASSETS                                     53,655            50,101            42,075
Property and Equipment, Net                              12,952            12,694            12,945
Deferred Taxes and Other Assets                             947             1,241             1,399
                                                       ________          ________          ________
  TOTAL ASSETS                                         $ 67,554          $ 64,036          $ 56,419

                                                       ========          ========          ========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                $ 27,718          $ 21,083           $ 19,774
  Deferred revenue                                        4,173             3,612              3,098
  Income taxes payable                                        -             2,246                  -

  Current portion of notes payable                          152               149                155
                                                       ________          ________           ________
TOTAL CURRENT LIABILITIES                                32,043            27,090             23,027
  Notes Payable                                             799               838                951
  Other Liabilities                                       3,321             3,316              3,558

                                                       ________          ________           ________
TOTAL LIABILITIES                                        36,163            31,244             27,536
                                                       ________          ________           ________


STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value:
    Authorized 3,000,000 shares:
      Issued and outstanding, none                            -                 -                  -
  Common stock, $0.01 par value:  Authorized
    25,000,000 shares: Issued and outstanding,
    8,217,380, 8,283,140 and 8,284,120 shares                83                83                 83
  Additional paid-in capital                              9,564            10,032             10,797
  Retained earnings                                      21,744            22,677             18,003
                                                       ________          ________           ________
TOTAL STOCKHOLDERS' EQUITY                               31,391            32,792             28,883
                                                       ________          ________           ________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 67,554          $ 64,036           $ 56,419
                                                       ========          ========           ========


SHARPER IMAGE CORPORATION
STATEMENTS OF OPERATIONS



                                                                Three Months Ended
Dollars in thousands, except per share amounts                        April 30,
(Unaudited)                                                     __________________
                                                                1995          1994
                                                                ____          ____

REVENUES:
  Sales                                                    $  43,128     $  34,413
  Less: returns and allowances                                 5,815         4,110
                                                           _________     _________
  NET SALES                                                   37,313        30,303
  List rental                                                    280           321
  Licensing                                                      103            92
                                                           _________     _________
                                                              37,696        30,716
                                                           _________     _________

COST AND EXPENSES:
  Cost of products                                            19,166        16,167
  Buying and occupancy                                         4,903         4,771
  Advertising and promotion                                    5,604         2,769
  General, selling, and administrative                         9,791         8,567
                                                           _________     _________
                                                              39,464        32,274
                                                           _________     _________


OTHER INCOME (EXPENSE):
  Interest income (expense)- net                                 216           (69)
  Other- net                                                      (3)          (25)
                                                           _________     _________
                                                                 213           (94)
                                                           _________     _________

LOSS BEFORE INCOME TAX CREDIT                                 (1,555)       (1,652)

Income Tax Credit                                               (622)         (661)
                                                           _________     _________

NET LOSS                                                   $    (933)    $    (991)
                                                           =========     =========

NET LOSS PER SHARE                                         $   (0.11)    $   (0.12)
                                                           =========     =========

Weighted Average Number of Shares                          8,250,157     8,283,977



SHARPER IMAGE CORPORATION
STATEMENTS OF CASH FLOWS



                                                                 Three Months Ended
Dollars in thousands (Unaudited)                                       April 30,
                                                                ____________________
                                                                1995             1994
                                                                ____             ____

CASH WAS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net loss                                                      $   (933)     $  (991)
  Adjustments to reconcile net loss to net cash
  provided by (used for) operations:
    Depreciation and amortization                                    823          789
    Deferred rent expense                                             21           15
    Deferred income taxes                                           (622)        (661)
  Changes in operating assets and liabilities:
    Merchandise inventories                                       (3,553)        (633)
    Accounts receivable                                           (1,773)         588
    Deferred catalog costs, prepaid expenses and other            (2,895)      (1,408)
    Accounts payable and accrued expenses                          6,635        3,644
    Deferred revenue and other liabilities                        (1,701)      (1,300)
                                                               _________     _________


CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                  (3,998)           43
                                                               _________     _________


CASH WAS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
  Property and equipment expenditures                             (1,081)         (234)
                                                               _________     _________
CASH USED FOR INVESTING ACTIVITIES                                (1,081)         (234)
                                                               _________     _________


CASH WAS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Issuance of common stock for stock options                          19             5
  Repurchase of common stock                                        (487)            -
  Principal payments on notes payable                                (36)          (49)
                                                               _________     _________
CASH USED FOR FINANCING ACTIVITIES                                  (504)          (44)
                                                               _________     _________


NET DECREASE IN CASH AND EQUIVALENTS                              (5,583)         (235)
                                                               _________     _________
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                       18,193         6,866
                                                               _________     _________

CASH AND EQUIVALENTS AT END OF PERIOD                          $  12,610     $   6,631
                                                               =========     =========



SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:
  Interest                                                     $      34     $      40
  Income Taxes                                                 $   1,845     $     936


                              SHARPER IMAGE CORPORATION

                            NOTES TO FINANCIAL STATEMENTS

                  Three-month periods ended April 30, 1995 and 1994

                                     (Unaudited)
NOTE A- Financial Statements

The balance sheets at April 30, 1995 and 1994, and the statements of operations and cash flows for the three-month periods ended April 30, 1995 and 1994 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 1995 and 1994, and for all periods presented, have been made. The Company's business is seasonal in nature and the results of operations for the interim periods presented are not necessarily indicative of the results for the full fiscal year.

The balance sheet at January 31, 1995, presented herein, has been derived from the audited balance sheet of the Company.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted from these interim financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1994 Annual Report.

NOTE B- Short-Term Borrowings and Notes Payable

In September 1994, the Company entered into a five-year revolving secured credit facility with The CIT Group/Business Credit, Inc., a New York corporation. The credit facility allows the Company to borrow and issue letters of credit up to $20,000,000 based upon inventory levels. The credit facility is secured by the Company's inventory, accounts receivable, general intangibles and certain other assets. Borrowings under the credit facility bear interest at either prime plus 0.75% per annum, or at LIBOR plus 2.75% per annum. The credit facility contains certain financial covenants pertaining to fixed charge coverage ratio, leverage ratio, working capital and net worth. The credit facility has limitations on operating leases, other borrowings, dividend payments and stock repurchases.

At April 30, 1995, there were no borrowings outstanding under the credit facility. No borrowings were made under the credit facility during the first quarter. Letters of credit commitments at April 30, 1995 were $888,000.

Notes payable included two mortgage loans collateralized by certain property and equipment. The first note bears interest at a fixed rate of 8%, provides for monthly payments of principal and interest in the amount of $3,640, and matures in October 2003. The other note bears interest at a variable rate equal to the rate on 30-day commercial paper plus 3.82%, provides for monthly payments of principal and interest in the amount of $14,320, and matures in January 2000.

NOTE C- Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the resolution of these matters will not have a material effect on the Company's financial condition.

NOTE D- Reclassifications

Certain reclassifications have been made to prior years' financial statements in order to conform with current year classifications.



                        REVIEW BY INDEPENDENT ACCOUNTANTS

The financial statements at April 30, 1995 and 1994 and for the three-month periods then ended have been reviewed by the Company's independent accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements is presented herein.

            Deloitte & Touche LLP
            Independent Accountants' Report

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION




RESULTS OF OPERATIONS

The following table is derived from the Company's Statements of Operations and shows the results of operations for the periods indicated as a percentage of total revenues.


                                  Percentage of Total Revenues
                                  ____________________________
                                       Three Months Ended
                                            April 30,
                                     _______________________
                                     1995               1994
                                     ____               ____
Revenues:
   Net store sales                   70.8%              74.5%
   Net catalog sales                 28.2               24.2
   List rental                        0.7                1.0
   Licensing                          0.3                0.3
                                    _____              _____
Total Revenues                      100.0%             100.0%

Costs and Expenses:
   Cost of products                  50.8               52.6
   Buying and occupancy              13.0               15.6
   Advertising and promotion         14.9                9.0
   General, selling
     and administrative              26.0               27.9

Other income (expense)                0.6               (0.3)
                                     ____               ____

Loss Before Income Tax Credit        (4.1)              (5.4)

Income Tax Credit                    (1.6)              (2.2)
                                     ____               ____

Net Loss                             (2.5)%             (3.2)%
                                     ====               ====

Revenues

Net sales for the three-month period ended April 30, 1995, increased $7,010,000, or 23.1% over the comparable period of the prior year. Returns and allowances for the three-month period ended April 30, 1995, were 13.5% of sales, as compared with 11.9% of sales for the comparable prior year period. For the three-month period ended April 30, 1995, as compared with the same period last year, net store sales increased $3,801,000, or 16.6%, comparable store sales increased 14.9%, while net catalog sales increased $3,209,000, or 43.2%.

The increases in net store sales and comparable store sales for the three-month period ended April 30, 1995 as compared with the same prior year period reflected a 7.2% increase in total store transactions, and an increase in average revenue per transaction from $98 to $106 for the three-month period. The increase in net catalog sales for the three-month period ended April 30, 1995 as compared with the same prior year period reflected a 37.8% increase in total catalog orders with the average revenue per order remaining at $126. The Company believes that the increases in net store sales, comparable store sales and net catalog sales primarily reflected the strong demand for the Company's merchandise assortment, particularly the Company's proprietary products, the significant increase in advertising and promotion expenses due to the increase in the number of catalogs and catalog pages circulated, and to sales related to the test mailings of the "Sharper Image SPA" catalogs.

Cost of Products

Cost of products for the three-month period ended April 30, 1995 increased $2,999,000, or 18.6%, from the comparable prior year period. The increase primarily reflected the increase in cost of products related to the increases in net sales. The gross margin rate for the three-month period ended April 30, 1995 was 48.5%, or
2.1 percentage points higher than the gross margin rate of 46.4% for the same period of the prior year. The higher gross margin rates for the three-month period as compared with the prior year period primarily reflected the positive impact of the Company's strategy of emphasizing and expanding its line of proprietary, private label and exclusive products.

Advertising and Promotion Expenses

Advertising and promotion expenses for the three-month period ended April 30, 1995 increased $2,835,000, or 102.4%, from the comparable prior year period. The increase in advertising and promotion expenses were primarily due to an increase in net catalog costs as a result of an increase of 71% in the number of catalog pages circulated and an increase of 13% in the number of catalogs circulated for The Sharper Image catalog, and the cost associated with the test mailings of the "Sharper Image SPA" catalogs. The increase can also be attributed to the increase in paper and postage costs, which is having a significant impact on the general mail order industry, and an increase in In-Flight and other magazine advertisements specifically promoting the Company's proprietary and exclusive products. The Company's plan is to significantly increase advertising and promotion expenses for the current year as compared with the prior year.

The Company continually evaluates its advertising strategy to maximize the effectiveness of advertising.

General, Selling and Administrative Expenses

General, selling and administrative (G S & A) expenses for the three-month period ended April 30, 1995 increased $1,224,000, or 14.3%, from the comparable prior year period. The increase was primarily attributable to the increases in overall selling expenses related to the increase in net sales. The increase in G S & A expenses also included increases in personnel costs to support the higher sales volume and an increase in net delivery expense related to the increase in mail order sales. The Company offers overnight delivery to mail order customers at no extra charge. Total G S &
A expenses as a percentage of total revenues was 26.0% as compared to 27.9% for the same period of the prior year, reflecting the Company's effort to tightly control expenses.

Liquidity and Capital Resources

The Company met its short-term liquidity needs and its capital requirements in the three-month period ended April 30, 1995 with available cash. During the three-month period ended April 30, 1995, the Company's cash decreased by $5,583,000 to $12,610,000, and the Company did not draw on the credit facility.

In September 1994, the Company entered into a five-year revolving secured credit facility with The CIT Group/Business Credit, Inc., a New York corporation. The credit facility allows the Company to borrow and issue letters of credit up to $20,000,000 based upon inventory levels. The credit facility is secured by the Company's inventory, accounts receivable, general intangibles and certain other assets. Borrowings under the credit facility bear interest at either prime plus 0.75% per annum, or LIBOR plus 2.75% per annum. The credit facility contains certain financial covenants pertaining to fixed charge coverage ratio, leverage ratio, working capital and net worth. The credit facility has limitations on operating leases, other borrowings, dividend payments and stock repurchases.

At April 30, 1995, there were no borrowings outstanding under the credit facility. No borrowings were made under the credit facility during the first quarter. Letters of credit commitments at April 30, 1995 were $888,000.

Notes payable included two mortgage loans collateralized by certain property and equipment. The first note bears interest at a fixed rate of 8%, provides for monthly payments of principal and interest in the amount of $3,640, and matures in October 2003. The other note bears interest at a variable rate equal to the rate on 30-day commercial paper plus 3.82%, provides for monthly payments of principal and interest in the amount of $14,320, and matures in January 2000.

The Company's net merchandise inventory at April 30, 1995 was approximately 4% higher than that of April 30, 1994, while supporting an increase of 23.1% in net sales. This reflects the beneficial effects of lower costs related to proprietary and private label products and Company's automated replenishment system.

The Company opened a new store in White Plains, New York, in March 1995. The Company is currently planning to open seven to eleven new stores and expand the distribution center during the current fiscal year. Total capital expenditures for new and existing stores, corporate headquarters, and the distribution center for the current fiscal year are estimated at $7,500,000. These capital expenditures will be financed with available cash, cash from operations, trade credit, and the revolving credit facility.

                                       PART II

                                  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             10.1    -    Amended and Restated Stock Option Plan.
(Incorporated by reference to Registration Statement on Form S-8 filed on December 11, 1992 (Registration 33-12755).)

             10.2    -    Cash or Deferred Profit Sharing Plan, as
amended. (Incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1 (Registration No. 33-12755).)

             10.3    -    Form of Stock Purchase Agreement dated
July 26, 1985 relating to shares of Common Stock purchase pursuant to exercise of employee stock options. (Incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1 (Registration No. 33-12755).)

             10.4    -    Form of Stock Purchase Agreement dated
December 13, 1985 relating to shares of Common Stock purchase pursuant to exercise of employee stock options. (Incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1 (Registration
No. 33-12755).)

             10.5    -    Form of Stock Purchase Agreement dated
November 10, 1986 relating to shares of Common Stock purchase pursuant to exercise of employee stock options. (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 (Registration No. 33-12755).)

             10.6    -    Form of Director Indemnification Agreement.
(Incorporated by reference to Exhibit 10.42 to Registration
Statement on Form S-1 (Registration No. 33-12755).)

             10.7    -    Cash or Deferred Profit Sharing Plan Amendment
No. 3. (Incorporated by reference to Exhibit 10.15 to Form 10-K for the fiscal year ended January 31, 1988.)

             10.8-   Cash or Deferred Profit Sharing Plan Amendment
No. 4. (Incorporated by reference to Exhibit 10.16 to Form 10-K for the fiscal year ended January 31, 1988.)

             10.9-   Form of Stock Option Agreement for Directors
under the Company's Amended and Restated Stock Option Plan.
(Incorporated by reference to Exhibit 10.17 to Form 10-K for the fiscal year ended January 31, 1988.)

             10.10-       Financing Agreement dated September 21, 1995,
among the Company and The CIT Group/Business Credit Inc.
(Incorporated by reference to Exhibit 10.12 to Form 10-Q for the quarter ended October 31, 1994.)

             10.11-       Real Estate Installment Note and Mortgage dated
October 4, 1994 among the Company and Lee Thalheimer, Trustee for the Alan Thalheimer Trust. (Incorporated by reference to Exhibit
10.20 to the Form 10-K for the fiscal year ended January 31, 1995.)

             10.12-       The Sharper Image 401-K Savings Plan.
(Incorporated by reference to Exhibit 10.21 to Registration
Statement on Form S-8 (Registration No. 33-80504) dated June 21,
1994.)

             10.13-       Form of Plan Amendment to the Company's Amended
and Restated Stock Option Plan dated October 7, 1994. (Incorporated by reference to Exhibit 10.22 to Form 10-K for the fiscal year ended January 31, 1995.)

             10.14-       Form of Stock Option Agreement under the
Company's 1994 Non-Employee Directors Stock Option Plan dated
October 7, 1994. (Incorporated by reference to Exhibit 10.23 to
Form 10-K for the fiscal year ended January 31, 1995.)

             10.15-       Form of Chief Executive Officer Compensation
Plan dated February 3, 1995. (Incorporated by reference to Exhibit
10.24 to the Form 10-K for the fiscal year ended January 31, 1995.)

             11.0    -    Statement Re: Computation of Earnings Per Share

             15.0    -    Letter Re:  Unaudited Interim Financial
Information

             27.0    -    Financial Data Schedule


        (b)Reports on Form 8-K

             The Company has not filed any reports on Form 8-K for the three months ended April 30, 1995.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             SHARPER IMAGE CORPORATION



Date:     June 14, 1995                      by:    CRAIG P. WOMACK
                                                    _______________________
                                                    Craig P. Womack
                                                    President
                                                    Chief Operating Officer



                                             by:    TRACY Y. WAN
                                                    _______________________
                                                    Tracy Y. Wan
                                                    Senior Vice President
                                                    Chief Financial Officer