Form 10-Q
period 1995-07-31
SHARPER IMAGE CORP
filed 1995-09-14
CIK 811696

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q


(Mark One) [ X ] Quarterly  report  pursuant to Section
          13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 1995 or

[   ]    Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from _____________ to ________________.



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  /X/   No  /  /




Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $0.01 par value, 8,244,840 shares as of September 11, 1995



                             PART I

                      FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS


SHARPER IMAGE CORPORATION
BALANCE SHEETS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS


                                                                              JULY 31,                            JULY 31,
                                                                                1995           JANUARY 31,          1994
                                                                             (UNAUDITED)          1995           (UNAUDITED)

ASSETS

   CASH AND EQUIVALENTS                                                          $2,552        $  18,193           $  9,768
   ACCOUNTS RECEIVABLE, NET                                                       4,036            3,234              3,237
   MERCHANDISE INVENTORY                                                         28,035           23,555             20,933
   DEFERRED CATALOG COSTS                                                         4,445            3,022              2,486
   PREPAID EXPENSES & OTHER                                                       4,191            2,097              3,228
                                                                               --------         --------           --------
TOTAL CURRENT ASSETS                                                             43,259           50,101             39,652

PROPERTY AND EQUIPMENT, NET                                                      15,146           12,694             12,450
OTHER LONG-TERM ASSETS                                                              984            1,241              1,120
                                                                               --------         --------           --------
TOTAL ASSETS                                                                   $ 59,389         $ 64,036           $ 53,222
                                                                               ========         ========           ========


LIABILITIES & STOCKHOLDERS' EQUITY

   ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                       $ 20,784         $ 21,083           $ 16,846
   DEFERRED REVENUE                                                               4,057            3,612              2,888
   INCOME TAXES PAYABLE                                                              22            2,246                  -
   CURRENT PORTION OF NOTES PAYABLE                                                 155              149                145
                                                                               --------         --------           --------
 TOTAL CURRENT LIABILITIES                                                        25,018           27,090             19,879

NOTES PAYABLE                                                                       759              838                914
OTHER LIABILITIES                                                                 3,330            3,316              3,364
                                                                               --------         --------           --------
TOTAL LIABILITIES                                                                29,107           31,244             24,157
                                                                               --------         --------           --------
STOCKHOLDERS' EQUITY

PREFERRED STOCK, $0.01 PAR VALUE: AUTHORIZED,
   3,000,000 SHARES;ISSUED AND OUTSTANDING,NONE                                       -                -                  -
COMMON STOCK, $0.01 PAR VALUE: AUTHORIZED,
   25,000,000 SHARES; ISSUED AND OUTSTANDING,
   8,244,700, 8,283,140 AND 8,284,820 SHARES                                         82               83                 83
ADDITIONAL PAID-IN CAPITAL                                                        9,615           10,032             10,798
  RETAINED EARNINGS                                                                20,585           22,677             18,184
                                                                                 --------         --------           --------
TOTAL STOCKHOLDERS' EQUITY                                                         30,282           32,792             29,065
                                                                                 --------         --------           --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                         $ 59,389          $64,036           $ 53,222
                                                                                 ========          =======           ========





SHARPER IMAGE CORPORATION
STATEMENTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
(UNAUDITED)



                                                                 Three Months Ended                Six Months Ended
                                                                      July 31,                         July 31,
                                                                      --------                         --------
                                                                   1995           1994             1995           1994
                                                                   ----           ----             ----           ----


REVENUES:
   SALES                                                      $  51,357      $  46,136        $  94,485      $  80,550
   LESS: RETURNS AND ALLOWANCES                                   6,071          5,545           11,886          9,656
                                                              ---------      ---------       ----------      ---------
NET SALES                                                        45,286         40,591           82,599         70,894
   LIST RENTAL                                                      186            282              466            603
   LICENSING                                                        292            154              394            246
                                                              ---------       --------        ---------      ---------
TOTAL REVENUES                                                   45,764         41,027           83,459         71,743

COST & EXPENSES:
   COST OF PRODUCTS                                              22,614         20,796           41,780         36,963
   BUYING & OCCUPANCY                                             5,199          4,778           10,102          9,549
   ADVERTISING AND PROMOTION                                      8,757          5,376           14,361          8,145
   GENERAL, SELLING AND
    ADMINISTRATIVE                                               11,338          9,512           21,128         18,079
                                                             ----------      ---------         --------      ---------
OPERATING INCOME (LOSS)                                         (2,144)            565          (3,912)          (993)


OTHER INCOME (EXPENSE):
   INTEREST INCOME (EXPENSE)-(NET)                                   92           (42)              308          (111)
   OTHER (NET)                                                      121          (220)              118          (245)
                                                             ----------     ----------       ----------    -----------
INCOME (LOSS)
 BEFORE INCOME TAXES (CREDIT)                                   (1,931)            303          (3,486)        (1,349)

INCOME TAXES (CREDIT)                                             (772)            122          (1,394)          (540)
                                                            -----------      ---------      -----------      ---------
NET INCOME (LOSS)                                            $  (1,159)      $     181        $ (2,092)        $ (809)
                                                             ==========      =========        =========      =========


WEIGHTED AVERAGE
 NUMBER OF SHARES                                             8,237,902      8,897,699        8,243,928      8,284,199


NET INCOME (LOSS) PER SHARE                                  $   (0.14)       $   0.02        $  (0.25)      $  (0.10)
                                                             ==========       ========        =========      =========





SHARPER IMAGE CORPORATION
STATEMENTS OF CASH FLOWS
DOLLARS IN THOUSANDS
(UNAUDITED)

                                                                                                 Six Months Ended
                                                                                                     July 31,
                                                                                              1995            1994


CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
   NET LOSS                                                                             $  (2,092)         $ (809)
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
     PROVIDED BY (USED FOR) CONTINUING OPERATIONS:
     DEPRECIATION AND AMORTIZATION                                                           1,684           1,572
     DEFERRED RENT EXPENSE                                                                      45              12
     DEFERRED INCOME TAXES                                                                 (1,138)           (229)
   MERCHANDISE INVENTORY                                                                   (4,480)           4,428
   ACCOUNTS RECEIVABLE                                                                       (802)             578
   ACCOUNTS PAYABLE & ACCRUED EXPENSES                                                       (299)             716
   DEFERRED CATALOG COSTS, PREPAID EXPENSES AND OTHER                                      (2,121)         (1,051)
   DEFERRED REVENUE AND OTHER LIABILITIES                                                  (1,810)         (1,703)
                                                                                       -----------       ---------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                                          (11,013)           3,514
                                                                                       -----------       ---------
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
   PROPERTY AND EQUIPMENT EXPENDITURES                                                     (4,140)           (716)
   DISPOSAL OF EQUIPMENT                                                                        4             193
                                                                                      -----------       ---------
CASH USED FOR INVESTING ACTIVITIES                                                         (4,136)           (523)
                                                                                       -----------       ---------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
   STOCK OPTION EXERCISE                                                                        78               7
   REPURCHASE OF COMMON STOCK                                                                (497)               -
   PRINCIPAL PAYMENTS ON NOTES PAYABLE
     AND SHORT-TERM BORROWINGS                                                                (73)            (96)
                                                                                        ----------        --------
CASH USED FOR FINANCING ACTIVITIES                                                           (492)            (89)
                                                                                        ----------        --------
NET INCREASE (DECREASE) IN CASH                                                           (15,641)           2,902

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                                 18,193           6,866
                                                                                        ----------       ---------
CASH AND EQUIVALENTS AT END OF PERIOD                                                     $  2,552        $  9,768
                                                                                        ==========       =========



SUPPLEMENTAL DISCLOSURE OF CASH PAYMENTS MADE FOR:
   INTEREST                                                                             $       84       $      79
   INCOME TAXES                                                                         $    1,946       $     945


                    SHARPER IMAGE CORPORATION

                  NOTES TO FINANCIAL STATEMENTS

Three-month periods and six-month periods ended July 31, 1995 and 1994

                           (Unaudited)

Note A- Financial Statements

The balance sheets at July 31, 1995 and 1994, statements of operations for the three-month and six-month periods ended July 31, 1995 and 1994, and statements of cash flows for the six-month periods ended July 31, 1995 and 1994 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 31, 1995 and 1994, and for all periods presented, have been made. The Company's business is seasonal in nature and the results of operations for the interim periods presented are not necessarily indicative of the results for the full fiscal year.

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

At July 31, 1995, there were no borrowings outstanding under the credit facility. No borrowings were made under the credit facility during the second quarter. Letters of credit commitments at July 31, 1995 were $2,168,000.

Notes payable included two mortgage loans collateralized by certain property and equipment. The first note bears interest at a fixed rate of 8%, provides for monthly payments of principal and interest in the amount of $3,640, and matures in October 2003. The other note bears interest at a variable rate equal to the rate on 30- day commercial paper plus 3.82%, provides for monthly payments of principal and interest in the amount of $14,320, and matures in January 2000.

NOTE C - Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the resolution of these matters will not have a material effect on the Company's financial condition.

NOTE D - Reclassifications

Certain reclassifications have been made to prior years' financial statements in order to conform with current year classifications.




                REVIEW BY INDEPENDENT ACCOUNTANTS

The financial statements at July 31, 1995 and 1994 and for the three-month and six-month periods then ended have been reviewed by the Registrant's independent accountants, Deloitte & Touche
LLP, whose report covering their review of the financial statements is presented herein.

 ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION




RESULTS OF OPERATIONS

The following table is derived from the Company's Statements of Operations and shows the results of operations for the periods indicated as a percentage of total revenues.










                                                                  Percentage of Total Revenues
                                                      Three Months Ended                    Six Months Ended
                                                         July 31                                July 31
                                                         -------                                -------
                                                    1995        1994                      1995         1994
                                                    ----        ----                      ----         ----




Revenues:
     Net store sales                                71.8%       72.7%                     71.3%        73.5%
     Net catalog sales                              27.1        26.2                      27.6         25.4
     List rental                                     0.4         0.7                       0.6          0.8
     Licensing                                       0.7         0.4                       0.5          0.3
                                                   -----       -----                     -----        -----
Total Revenues                                     100.0       100.0                     100.0        100.0

Costs and Expenses:
     Cost of Products                               49.4        50.7                      50.1         51.5
     Buying and Occupancy                           11.4        11.7                      12.1         13.3
     Advertising and Promotion                      19.1        13.1                      17.2         11.4
     General, Selling
      and Administrative                            24.8        23.2                      25.3         25.2

Other Expense (Income)                              (0.5)        0.6                      (0.5)         0.5
                                                  -------      -----                     ------       -----

Income (Loss) Before
 Income Taxes (Credit)                              (4.2)        0.7                      (4.2)        (1.9)

Income Taxes (Credit)                               (1.7)        0.3                      (1.7)        (0.8)
                                                    -----       ----                     ------       ------

Net Income (Loss)                                   (2.5)%       0.4%                     (2.5)%       (1.1)%
                                                  =======        ====                     ======       ======


Revenues

Net sales for the three-month and six-month periods ended July 31, 1995, increased $4,695,000, or 11.6%, and $11,705,000, or
16.5%, over the comparable periods of the prior year. Returns and allowances for the three-month and six-month periods ended July 31, 1995, were 11.8% and 12.5% of sales, as compared with 12.0% of sales for both comparable prior year periods. For the three-month and six-month periods ended July 31, 1995, as compared with the same periods last year, net store sales increased $3,041,000, or 10.2%, and $6,842,000, or 13.0%, comparable store sales increased 7.0% and 10.6%, while net catalog sales increased $1,654,000, or 15.4%, and $4,863,000, or 26.7%.

The increases in net store sales and comparable store sales for the three-month and six-month periods ended July 31, 1995 as compared with the same prior year periods reflect a 1.0% and 3.7% increase in total store transactions, respectively, and an increase in average revenue per transaction from $97 to $106 for the three-month period, and $98 to $106 for the six-month period. The increase in net catalog sales for the three-month and six-month periods ended July 31, 1995 reflect a 11% and 22% increase in total catalog orders, respectively, and an increase in average revenue per order from $117 to $119 for the three-month period, and $120 to $122 for the six-month period. The Company believes that the increases in net store sales, comparable store sales and net catalog sales primarily reflected the significant increase in advertising and promotion expense due to the increase in the number of catalogs and catalog pages circulated, to sales related to the test mailing of the "Sharper Image SPA" catalogs, and the demand for the Company's merchandise assortment, particularly the Company's proprietary products.

Cost of Products, Buying and Occupancy Expenses

Costs of products for the three-month and six-month periods ended July 31, 1995 increased $1,818,000, or 8.7%, and $4,817,000, or
13.0%, from the comparable prior year periods. These increases primarily reflects the increase in cost of products related to the increases in net sales. The gross margin rate for the three-month and six-month periods ended July 31, 1995 was 49.9% and 49.3%, or 1.4 and 2.2 percentage points higher than the gross margin rate of 48.5% and 47.1% for the same periods of the prior year. The higher gross margin rates for the three-month and six-month periods as compared with the prior year periods primarily reflected the positive impact of the Company's strategy of emphasizing and expanding its line of proprietary products, private label and exclusive products and improved margins on the balance of the merchandise mix.

Store occupancy  expense for the three-month and six-month period
ended  July  31,  1995   increased  by  $410,000  and   $584,000,
respectively. The increase primarily reflected the opening of three new stores during the quarter.

Advertising and Promotion Expenses

Advertising and promotion expenses for the three-month and six-month periods ended July 31, 1995 increased $3,381,000, or 62.9%, and $6,216,000, or 76.3%, from the comparable prior year periods. The increases in advertising and promotion expenses were primarily due to an increase in net catalog costs as a result of an increase of 12.3% and 33.2% in the number of pages included in the catalog and an increase of 8.2% and 10.1% in the number of Sharper Image catalogs circulated during the three-month and six-month periods. The increase can also be attributed to the increase in paper and postage costs, which is having a significant impact on the general mail order industry, and the costs associated with the test mailings of the "Sharper Image SPA" catalogs.

The Company continually evaluates its advertising strategy to maximize the effectiveness of advertising.



General, Selling and Administrative Expenses

General, selling and administrative (G S & A) expenses for the three-month and six month periods ended July 31, 1995 increased $1,825,000, or 19.2%, and $3,049,000, or 16.9%, from the comparable prior year periods. The increase was primarily attributable to the increases in overall selling expenses related to the increase in net sales. The increase in G S & A expenses also included increases in personnel costs to support the higher sales volume, an increase in store expense due to the opening of three new stores during the second quarter of 1995 and an increase in net delivery expense related to the increase in mail order sales. The Company offers overnight delivery to mail order customers at no extra charge. For the six-month period, total G S & A expenses were comparable with the prior year.

Liquidity and Capital Resources

The Company met its short-term liquidity needs and its capital requirements in the six-month period ended July 31, 1995 with available cash and trade credit. During the six-month period ended July 31, 1995, the Company's cash decreased by $15,641,000 to $2,552,000 primarily due to the increases in merchandise inventory, property and equipment expenditures, the net loss for the period and the repurchase of common stock during such period. However it was not necessary for the Company to draw on the credit facility.

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

At July 31, 1995, there were no short-term borrowings outstanding under the credit facility.  Letters of credit commitments at July
31, 1995 were $2,168,000.
                               10

Notes payable included two mortgage loans collateralized by certain property and equipment. The first note bears interest at a fixed rate of 8%, provides for monthly payments of principal and interest in the amount of $3,640, and matures in October 2003. The other note bears interest at a variable rate equal to the rate on 30- day commercial paper plus 3.82%, provides for monthly payments of principal and interest in the amount of $14,320, and matures in January 2000.

The Company's net merchandise inventory at July 31, 1995 was approximately 33% higher than that of July 31, 1994, while supporting an increase of 16.5% in net sales. The Company's inventory reflects incremental amounts for the support of five Sharper Image stores opened since July 31, 1994 and one Sharper Image SPA store, which opened on August 4, 1995, new retail concepts and the expanding wholesale business.

During the six-month period ended July 31, 1995, the Company opened four Sharper Image stores located in White Plains, New York (March 1995), St. Louis, Missouri (June 1995); Kahului, Maui, Hawaii (June 1995) and Aspen, Colorado (July 1995). Subsequent to the quarter ended July 31, 1995, the Company opened its first SPA retail store test site. One additional Sharper Image store and three Sharper Image SPA stores are currently planned to open during the balance of the fiscal year. The Company is also expanding its existing distribution center, located in Little Rock, Arkansas, from 50,000 square feet to approximately 110,000 square feet. Total capital expenditures for new and existing stores, corporate headquarters, and the distribution center for the current fiscal year are estimated at $9,500,000. These capital expenditures will be financed with cash from operations, trade credit and the revolving credit facility.

                             PART II

                        OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits
                  10.1   -   Amended and Restated Stock Option Plan.
                             (Incorporated by reference to Registration
                             Statement on Form S-8 filed on December 11,
                             1992 (Registration 33-12755).)

                  10.2   -   Cash or Deferred Profit Sharing Plan, as
                             amended.  (Incorporated by reference to
                             Exhibit 10.2 to Registration Statement on
                             Form S-1 (Registration No. 33-12755).)

                  10.3   -   Form of Stock Purchase Agreement dated
                             July 26, 1985 relating to shares of
                             Common Stock purchase pursuant to
                             exercise of employee stock options.
                             (Incorporated by reference to Exhibit 10.3
                             to Registration Statement on Form S-1
                             (Registration No. 33-12755).)

                  10.4   -   Form of Stock Purchase Agreement dated
                             December 13, 1985 relating to shares
                             of Common Stock purchase pursuant to
                             exercise of employee stock options.
                             (Incorporated by reference to Exhibit 10.4
                             to Registration Statement on Form S-1
                             (Registration No. 33-12755).)

                  10.5   -   Form of Stock Purchase Agreement dated
                             November 10, 1986 relating to shares
                             of Common Stock purchase pursuant to
                             exercise of employee stock options.
                             (Incorporated by reference to Exhibit 10.4
                             to Registration Statement on Form S-1
                             (Registration No. 33-12755).)




                  10.6   -   Form of Director Indemnification Agreement.
                             (Incorporated by reference to Exhibit 10.42
                             to Registration Statement on Form S-1
                             (Registration No. 33-12755).)

                  10.7   -   Cash or Deferred Profit Sharing Plan
                             Amendment No. 3.  (Incorporated by
                             reference to Exhibit 10.15 to Form 10-K
                             for the fiscal year ended January 31,
                             1988.)

                  10.8   -   Cash or Deferred Profit Sharing Plan
                             Amendment No. 4 (Incorporated by reference to Exhibit 10.16 to Form 10-K for the fiscal year ended January 31, 1988.)

                  10.9   -   Form of Stock Option Agreement for
                             Directors under the Company's Amended and Restated Stock Option Plan. (Incorporated by reference to Exhibit 10.17 to Form
                             10-K for the fiscal year ended January 31, 1988.)

                  10.10 -    Financing Agreement dated September 21,
                             1994, among the Company and The
                             CIT Group/Business Credit Inc. (Incorporated by reference to Exhibit 10.12 to Form 10-Q for the quarter ended October 31, 1994.)

                  10.11 - Real Estate Installment Note and Mortgage dated October 4, 1994 among the Company and Lee Thalheimer, Trustee for the Alan Thalheimer Trust.
                             (Incorporated by reference to Exhibit 10.20 to the Form 10-K for the fiscal year ended January 31, 1995.)

                  10.12 - The Sharper Image 401(K) Savings Plan. (Incorporated by reference to Exhibit
                             10.21 to Registration Statement on
                             Form S-8 (Registration No. 33-80504) dated
                             June 21, 1994.)

                  10.13 - Form of Plan Amendment to the Company's Amended and Restated Stock Option
                             Plan dated October 7, 1994. (Incorporated by reference to Exhibit 10.22 to Form
                             10-K for the fiscal year ended January 31, 1995.)

                  10.14 -    Form  of  Stock  Option  Agreement
                             under the Company's 1994 Non-Employee
                             Directors Stock Option Plan dated October 7, 1994. (Incorporated by reference to
                             Exhibit 10.23 to Form 10-K for the
                             fiscal year ended January 31, 1995.)

                  10.15 - Form of Chief Executive Officer Compensation Plan dated February 3, 1995.
                             (Incorporated by reference to Exhibit 10.24 to the Form 10-K for the fiscal year ended January 31, 1995.)

                  11.0 -     Statements Re: Computation of Earnings
                             Per Share

                  15.0 -     Letter Re:  Unaudited Interim Financial
                             Information

                  27.0   -   Financial Data Schedule

            (b)   Reports on Form 8-K

                  The  Company  has not filed any reports on Form
                  8-K for the three months ended July 31, 1995.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    SHARPER IMAGE CORPORATION



Date:  September 13, 1995       by:  /s/  Craig P. Womack
                                     --------------------
                                     Craig P. Womack
                                     President
                                     Chief Operating Officer



                                 by:  /s/  Tracy Y. Wan
                                      --------------------
                                      Tracy Y. Wan
                                      Senior Vice President
                                      Chief Financial Officer



SHARPER IMAGE CORPORATION                                                                                 EXHIBIT 11
STATEMENTS RE: COMPUTATION OF EARNINGS PER SHARE
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS





                                                             Three Months Ended                       Six Months Ended
                                                                  July 31,                                July 31,
                                                                 --------                                --------
                                                         1995                1994             1995               1994
                                                         ----                ----             ----               ----



NET INCOME (LOSS)                                  $  (1,159)          $      181        $  (2,092)         $    (809)


AVERAGE SHARES OF COMMON
STOCK OUTSTANDING DURING
THE PERIOD                                          8,237,902           8,284,414         8,243,928          8,284,199

ADD:
INCREMENTAL SHARES FROM
ASSUMED EXERCISE OF STOCK
OPTIONS (PRIMARY)                                           *             613,285                 *                  *
                                                   ----------          ----------        ----------         ----------
                                                    8,237,902           8,897,699         8,243,928          8,284,199
                                                   ==========          ==========        ==========         ==========

PRIMARY INCOME (LOSS)
 PER SHARE                                         $   (0.14)          $     0.02        $   (0.25)         $    (0.10)
                                                   ==========          ==========        ==========         ===========






AVERAGE SHARES OF COMMON
STOCK OUTSTANDING DURING
THE PERIOD                                          8,237,902           8,284,414         8,243,928          8,284,199

ADD:
INCREMENTAL SHARES FROM
ASSUMED EXERCISE OF STOCK
OPTIONS (FULLY-DILUTED)                                     *             648,012                 *                  *
                                                   ----------          ----------        ----------         ----------
                                                    8,237,902           8,932,426         8,243,928          8,284,199
                                                   ==========          ==========        ==========         ==========

FULLY-DILUTED INCOME (LOSS)
 PER SHARE                                         $   (0.14)          $     0.02        $   (0.25)         $    (0.10)
                                                   ==========          ==========        ==========         ===========



* Incremental shares from assumed exercise of stock options are antidilutive for primary and fully diluted loss per share, and therefore not presented.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    SHARPER IMAGE CORPORATION



Date:  September 13, 1995           by:
                                        ----------------------
                                        Craig P. Womack
                                        President
                                        Chief Operating Officer




                                     by:
                                        ----------------------
                                        Tracy Y. Wan
                                        Senior Vice President
                                        Chief Financial Officer