Form 10-Q
period 1995-10-31
SHARPER IMAGE CORP
filed 1995-12-15
CIK 811696

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q



(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended OCTOBER 31, 1995 or

/ /  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from          to          .


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
                               Yes  X     No
                                   ---       ---




Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

    Common Stock, $0.01 par value, 8,261,400 shares as of December 13, 1995

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

SHARPER IMAGE CORPORATION
BALANCE SHEETS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS


                                                   OCTOBER 31,                  OCTOBER 31,
                                                      1995        JANUARY 31,      1994
                                                   (UNAUDITED)       1995       (UNAUDITED)
                                                   -----------       ----       -----------
ASSETS

  CASH AND EQUIVALENTS                                 $   803        $18,193       $ 3,724
  ACCOUNTS RECEIVABLE, NET                               4,856          3,234         4,425
  MERCHANDISE INVENTORY                                 38,403         23,555        30,117
  DEFERRED CATALOG COSTS                                 9,560          3,022         5,862
  PREPAID EXPENSES & OTHER                               5,796          2,097         4,180
                                                       -------        -------       -------

TOTAL CURRENT ASSETS                                    59,418         50,101        48,308

PROPERTY AND EQUIPMENT, NET                             18,647         12,694        12,813
OTHER LONG-TERM ASSETS                                   1,177          1,241         1,070
                                                       -------        -------       -------

TOTAL ASSETS                                           $79,242        $64,036       $62,191
                                                       =======        =======       =======

LIABILITIES & STOCKHOLDERS' EQUITY

  ACCOUNTS PAYABLE AND ACCRUED EXPENSES                $33,969       $ 21,083      $ 26,277
  DEFERRED REVENUE                                       4,840          3,612         3,142
  INCOME TAXES PAYABLE                                       -          2,246             -
  CURRENT PORTION OF NOTES PAYABLE                         158            149           147
                                                       -------        -------       -------

TOTAL CURRENT LIABILITIES                               38,967         27,090        29,566

REVOLVING LOAN                                           6,800              -             -
NOTES PAYABLE                                              719            838           876
OTHER LIABILITIES                                        3,336          3,316         3,335
                                                       -------        -------       -------

TOTAL LIABILITIES                                       49,822         31,244        33,777
                                                       -------        -------        ------

STOCKHOLDERS' EQUITY

  PREFERRED STOCK, $0.01 PAR VALUE: AUTHORIZED,
  3,000,000 SHARES; ISSUED AND OUTSTANDING, NONE             -              -             -
  COMMON STOCK, $0.01 PAR VALUE: AUTHORIZED,
  25,000,000 SHARES; ISSUED AND OUTSTANDING,
  8,246,900, 8,283,140 AND 8,324,240 SHARES                 82             83            83
  ADDITIONAL PAID-IN CAPITAL                             9,587         10,032        10,889
  RETAINED EARNINGS                                     19,751         22,677        17,442
                                                       -------        -------       -------

TOTAL STOCKHOLDERS' EQUITY                              29,420         32,792        28,414
                                                       -------        -------       -------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY               $79,242        $64,036       $62,191
                                                       =======        =======       =======

SHARPER IMAGE CORPORATION
STATEMENTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
(UNAUDITED)



                                       Three Months Ended                Nine Months Ended
                                           October 31,                      October 31,
                                           -----------                      -----------
                                       1995            1994             1995            1994
                                       ----            ----             ----            ----
REVENUES:
  SALES                          $   46,524      $   44,036       $  141,009      $  124,586
  LESS: RETURNS AND ALLOWANCES        5,698           5,366           17,584          15,022
                                 ----------      ----------       ----------      ----------

  NET SALES                          40,826          38,670          123,425         109,564
  LIST RENTAL                           386             469              852           1,072
  LICENSING                             123              86              517             332
                                 ----------      ----------       ----------      ----------

TOTAL REVENUES                       41,335          39,225          124,794         110,968

COST & EXPENSES:
  COST OF PRODUCTS                   20,582          20,283           62,361          57,246
  BUYING & OCCUPANCY                  5,370           4,791           15,472          14,340
  ADVERTISING AND PROMOTION           5,860           4,504           20,222          12,649
  GENERAL, SELLING AND
   ADMINISTRATIVE                    10,847          10,538           31,976          28,617
                                 ----------      ----------       ----------      ----------

OPERATING LOSS                       (1,324)           (891)          (5,237)         (1,884)


OTHER INCOME (EXPENSE):
  INTEREST EXPENSE (NET)                (75)            (96)             233            (205)
  OTHER (NET)                             8            (160)             127            (407)
                                 ----------      ----------       ----------      ----------

LOSS BEFORE INCOME TAX CREDIT        (1,391)         (1,147)          (4,877)         (2,496)

INCOME TAX CREDIT                      (556)           (459)          (1,951)           (999)
                                 ----------      ----------       ----------      ----------

NET LOSS                         $     (835)     $     (688)      $   (2,926)     $   (1,497)
                                 ==========      ==========       ==========      ===========


WEIGHTED AVERAGE
 NUMBER OF SHARES                 8,247,492       8,294,254        8,242,853       8,287,587


NET LOSS PER SHARE               $    (0.10)     $    (0.08)      $    (0.36)     $    (0.18)
                                 ==========      ==========       ==========      ==========

SHARPER IMAGE CORPORATION
STATEMENTS OF CASH FLOWS
DOLLARS IN THOUSANDS
(UNAUDITED)

                                                             Nine Months Ended
                                                                October 31,
                                                                -----------
                                                            1995           1994
                                                            ----           ----
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  NET LOSS                                              $ (2,926)    $ (1,497)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
    PROVIDED BY (USED FOR):
    DEPRECIATION AND AMORTIZATION                          2,532        2,378
    DEFERRED RENT EXPENSE                                     66            -
    DEFERRED INCOME TAXES                                 (1,951)        (649)
  MERCHANDISE INVENTORY                                  (14,848)      (4,756)
  ACCOUNTS RECEIVABLE                                     (1,622)        (610)
  ACCOUNTS PAYABLE & ACCRUED EXPENSES                     12,886       10,147
  DEFERRED CATALOG COSTS, PREPAID EXPENSES AND OTHER      (8,222)      (4,910)
  DEFERRED REVENUE AND OTHER LIABILITIES                  (1,065)      (1,466)
                                                        --------      -------


CASH USED FOR OPERATING ACTIVITIES                       (15,150)      (1,363)
                                                        --------      -------


CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
  PROPERTY AND EQUIPMENT EXPENDITURES                     (8,490)      (1,884)
  DISPOSAL OF EQUIPMENT                                        5          193
                                                        --------      -------

CASH USED FOR INVESTING ACTIVITIES                        (8,485)      (1,691)
                                                        --------      -------


CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  PROCEEDS FROM REVOLVING LOANS                            6,800            -
  ISSUANCE OF COMMON STOCK FOR STOCK OPTIONS                 109          100
  REPURCHASE OF COMMON STOCK                                (554)         (55)
  PRINCIPAL PAYMENTS ON NOTES PAYABLE                       (110)        (133)
                                                        --------      -------

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES           6,245          (88)
                                                        --------      -------

NET DECREASE IN CASH                                     (17,390)      (3,142)
                                                        --------      -------
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD               18,193        6,866
                                                        --------      -------

CASH AND EQUIVALENTS AT END OF PERIOD                   $    803      $ 3,724
                                                        ========      =======



SUPPLEMENTAL DISCLOSURE OF CASH PAYMENTS MADE FOR:
  INTEREST                                              $    158      $   229
  INCOME TAXES                                          $  1,972      $   956

                           SHARPER IMAGE CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

   Three-month periods and nine-month periods ended October 31, 1995 and 1994

                                   (Unaudited)
Note A- Financial Statements

The balance sheets at October 31, 1995 and 1994, statements of operations for the three-month and nine-month periods ended October 31, 1995 and 1994, and statements of cash flows for the nine-month periods ended October 31, 1995 and 1994 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 1995 and 1994, and for all periods presented, have been made. The Company's business is seasonal in nature and the results of operations for the interim periods presented are not necessarily indicative of the results for the full fiscal year.

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

NOTE B- Revolving Loan and Notes Payable

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

At October 31, 1995, borrowings outstanding under the credit facility were $6,800,000. Letters of credit commitments at October 31, 1995 were $1,032,000.

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



                       REVIEW BY INDEPENDENT ACCOUNTANTS

The financial statements at October 31, 1995 and 1994 and for the three-month and nine-month periods then ended have been reviewed by the Registrant's independent accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements is presented herein.

           Deloitte & Touche
           Independent Accountants' Report

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION




RESULTS OF OPERATIONS

The following table is derived from the Company's Statements of Operations and shows the results of operations for the periods indicated as a percentage of total revenues.


                                       PERCENTAGE OF TOTAL REVENUES
                                 THREE MONTHS ENDED     NINE MONTHS ENDED
                                     OCTOBER 31             OCTOBER 31
                                     ----------             ----------
                                  1995        1994       1995        1994
                                  ----        ----       ----        ----
Revenues:
    Net store sales               70.8%       72.2%      71.1%       73.0%
    Net catalog sales             28.0        26.4       27.8        25.7
    List rental                    0.9         1.2        0.7         1.0
    Licensing                      0.3         0.2        0.4         0.3
                                 -----       -----      -----       -----
Total Revenues                   100.0%      100.0%     100.0%      100.0%

Costs and Expenses:
    Cost of Products              49.8        51.7       50.0        51.6
    Buying and Occupancy          13.0        12.2       12.4        12.9
    Advertising and Promotion     14.2        11.5       16.2        11.4
    General, Selling
     and Administrative           26.2        26.9       25.6        25.8

Other (Income) Expense             0.1         0.6       (0.3)        0.6
                                 -----       -----      -----       -----

Loss Before Income Tax Credit     (3.3)       (2.9)      (3.9)       (2.3)

Income Tax Credit                 (1.3)       (1.2)      (1.6)       (0.9)
                                 -----      ------     ------      ------

Net Loss                          (2.0)%      (1.7)%     (2.3)%      (1.4)%
                                 =====      ======     ======      ======

Revenues

Net sales for the three-month and nine-month periods ended October 31, 1995, increased $2,156,000, or 5.6%, and $13,861,000, or 12.7%, over the comparable periods of the prior year. Returns and allowances for the three-month periods ended October 31, 1995 and 1994 were 12.2%, while returns and allowances for the nine-month period ended October 31, 1995 totalled 12.5%, as compared with 12.1% for the same prior year period. For the three-month and nine-month periods ended October 31, 1995, as compared with the same periods last year, net store sales increased $934,000, or 3.3%, and $7,776,000, or 9.6%, while net catalog sales increased $1,222,000, or 11.8%, and $6,085,000, or 21.3%. Comparable store sales for the three-month period ended October 31, 1995 decreased by 1.5%, while comparable store sales for the nine-month period ended October 31, 1995 increased by 6.4%.

The increase in net store sales for the three-month and nine-month periods ended October 31, 1995 as compared with the same prior year periods reflect a 2.2% and 3.2% increase in total store transactions, respectively, and an increase in average revenue per transaction from $105.6 to $106.1 for the three-month period, and $100.2 to $106.3 for the nine-month period. The net catalog sales for the three-month period ended October 31, 1995 reflect a decrease of 6.5% in total catalog orders, as compared to the same prior year period, partially offset by an increase in average revenue per order from $108.6 to $119.2. The net catalog sales for the nine-month period ended October 31, 1995 reflect an increase of 11.2% in total catalog orders, as compared to the same prior year period and an increase in average revenue per order from $115.8 to $121.2 for the nine-month period.

The Company believes that the increase in net store sales for the three-month period ended October 31, 1995 reflected the sales associated with the addition of seven new stores opened since October 31, 1994. The decrease in comparable store sales for the three-month period ended October 31, 1995 can be partially attributable to the reduction in the number of pages circulated for the Sharper Image catalog during the third quarter.

The increase in net store sales and comparable store sales for the nine-month period ended October 31, 1995 was partially attributable to the addition of seven new stores opened during the period. The increase in net catalog sales for the three-month and nine-month periods ended October 31, 1995 was partially attributable to the sales related to the test mailing of The Sharper Image SPA catalogs. Also contributing to the increase in net store sales for the nine-month period ended October 31, 1995 and the increase in net catalog sales for the three-month and nine-month periods ended October 31, 1995 were the increase in the number of pages circulated for the Sharper Image catalog during the first two quarters of the fiscal year, as well as the strong demand for the Company's merchandise assortment, particularly the Company's proprietary products, personal care products and fitness equipment.


Cost of Products

Costs of products for the three-month and nine-month periods ended October 31, 1995 increased $299,000, or 1.5%, and $5,115,000, or 8.9%, from the comparable prior year periods. These increases primarily reflect the increase in cost of products related to the increases in net sales. The gross margin rate for the three-month and nine-month periods ended October 31, 1995 was 49.0% and 49.2%, or 1.6 and 1.7 percentage points higher than the gross margin rate of 47.4% and 47.5% for the same periods of the prior year. The higher gross margin rates for the three-month and nine-month periods as compared with the prior year periods primarily reflected the positive impact of the Company's strategy of emphasizing and expanding its line of proprietary products, private label and exclusive products and improved margins on the balance of the merchandise mix.

Store occupancy expense for the three-month and nine-month periods ended October 31, 1995 increased by $549,000, or 12.0%, and $1,133,000, or 8.3%. The increase primarily reflected the occupancy costs associated with the seven new stores opened during the nine-month period ended October 31, 1995.


Advertising and Promotion Expenses

Advertising and promotion expenses for the three-month and nine-month periods ended October 31, 1995 increased $1,356,000, or 30.1%, and $7,573,000, or 59.9%, from the comparable prior year periods. The increase in advertising and promotion expenses for the three-month period ended October 31, 1995 was primarily due to the test mailings of the Sharper Image SPA catalogs and a slight increase in the circulation of the Sharper Image catalog, partially offset by a 9% decrease in the number of pages circulated for the Sharper Image catalog. The increase in advertising and promotion for the nine-month period ended October 31, 1995 was primarily due to a 7% increase in the circulation of the Sharper Image catalog and a 16% increase in the number of pages circulated for the Sharper Image catalog, as well as the test mailings of the Sharper Image SPA catalogs. Another significant factor for the increase is the rate increases in paper and postage costs, which is having a significant impact on the general mail order industry. The Company has implemented measures in an effort to partially offset the impact of the rate increases in paper and postage costs, which includes trimming the catalog dimensions by fractions of an inch, reducing the number of pages per catalog, as well as using a lighter weight of paper.

The Company continually evaluates its advertising strategy to maximize the effectiveness of advertising.


General, Selling and Administrative Expenses

General, selling and administrative (G S & A) expenses for the three-month and nine-month periods ended October 31, 1995 increased $309,000, or 2.9%, and $3,359,000, or 11.7%, from the comparable prior year periods. The increase was primarily attributable to the increases in overall selling expenses related to the increase in net sales. The increase in G S & A expenses also included increases in personnel costs to support the higher sales volume, an increase in store expenses due to the opening of three and seven new stores during the three-month and nine-month period ended October 31, 1995, and an increase in net delivery expense related to the increase in mail order sales. The Company offers overnight delivery to mail order customers at no extra charge. For the three and nine-month periods ended October 31, 1995, G S & A expenses, as a percent of total revenues, have improved to slightly lower than the prior year's comparable periods.

Liquidity and Capital Resources

The Company met its short-term liquidity needs and its capital requirements in the nine-month period ended October 31, 1995 with available cash, trade credit and the revolving loan. During the nine-month period ended October 31, 1995, the Company's cash decreased by $17,390,000 to $803,000 primarily due to the increases in merchandise inventory, deferred catalog costs, property and equipment expenditures related to new stores, store remodelling and the expansion of the corporate distribution center, the net loss for the period and the repurchase of common stock during such period.

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

At October 31, 1995, borrowings outstanding under the credit facility were $6,800,000. Letters of credit commitments at October 31, 1995 were $1,032,000.

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

The Company's merchandise inventory at October 31, 1995 was approximately 28% higher than that of October 31, 1994. The Company's inventory reflects incremental amounts for the support of five Sharper Image and two Sharper Image SPA stores opened since October 31, 1994, the new Sharper Image SPA catalog concept and the expanding wholesale business.

During the nine-month period ended October 31, 1995, the Company opened two Sharper Image stores located in White Plains, New York (March 1995) and St. Louis, Missouri (June 1995); and three Sharper Image Design stores located in Kahului, Maui, Hawaii (June 1995), Aspen, Colorado (July 1995) and Reno, Nevada (October 1995). The Company also opened two Sharper Image SPA stores located in Walnut Creek, California (August 1995) and St. Louis, Missouri (October 1995). Subsequent to the quarter ended October 31, 1995, the Company opened one Sharper Image store located at Milpitas, California and two more Sharper Image SPA stores located at Shorthills, New Jersey and Skokie, Illinois. The Sharper Image SPA store is a new test concept the Company launched during this fiscal year to target the discerning female customers. The Company also expanded its existing distribution center, located in Little Rock, Arkansas, from 50,000 square feet to approximately 110,000 square feet. Total capital expenditures for new and existing stores, corporate headquarters, and the distribution center for the current fiscal year are estimated at $10,700,000. These capital expenditures are financed with cash from operations, trade credit and the revolving credit facility.

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

              10.7 - Cash or Deferred Profit Sharing Plan Amendment No. 3. (Incorporated by reference to Exhibit 10.15 to Form 10-K for fiscal year ended January 31, 1988.)

              10.8 - Cash or Deferred Profit Sharing Plan Amendment No. 4. (Incorporated by reference to Exhibit 10.16 to Form 10-K for fiscal year ended January 31, 1988.)

              10.9 - Form of Stock Option Agreement for Directors under the Company's Amended and Restated Stock Option Plan. (Incorporated by reference to Exhibit 10.17 to Form 10-K for fiscal year ended January 31, 1988.)

              10.10- Financing Agreement dated September 21, 1994, among the Company and The CIT Group/Business Credit Inc. (Incorporated by reference to Exhibit 10.12 to Form 10-Q for the quarter ended October 31, 1994.)

              10.11- Real Estate Installment Note and Mortgage dated October 4, 1993 among the Company and Lee Thalheimer, Trustee for the Alan Thalheimer Trust. (Incorporated by reference to Exhibit 10.20 to the Form 10-K Annual Report for the fiscal year ended January 31, 1994.)

              10.12- The Sharper Image 401(K) Savings Plan. (Incorporated by reference to Exhibit 10.21 to Registration Statement on Form S-8 (Registration No. 33-80504) dated June 21, 1994.)

              10.13- Form of Plan Amendment to the Company's Amended and Restated Stock Option Plan dated October 7, 1994. (Incorporated by reference to Exhibit 10.22 to From 10-K for the fiscal year ended January 31, 1995.)

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

              11.0 -   Statement Re: Computation of Earnings Per Share

              15.0 -   Letter Re: Unaudited Interim Financial Information

              15.1 -   Independent Accountants' Report

              15.2 -   Independent Accountants' Report

              27   -   Financial Data Schedule


         (b)  Reports on Form 8-K

              The Company has not filed any reports on Form 8-K for the three months ended October 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              SHARPER IMAGE CORPORATION



Date:  December 15, 1995                      by:/s/ Craig P. Womack
                                                 -------------------
                                                 Craig P. Womack
                                                 President
                                                 Chief Operating Officer


                                              by:/s/ Tracy Y. Wan
                                                 -------------------
                                                     Tracy Y. Wan
                                                     Senior Vice President
                                                     Chief Financial Officer

                              INDEX TO EXHIBITS

                                                                 Sequential
Exhibit                                                             Page
Number              Exhibit Description                            Number
-------             -------------------                          ----------

11.0 -   Statement Re: Computation of Earnings Per Share

15.1 -   Independent Accountants' Report

15.2 -   Independent Accountants' Report

27   -   Financial Data Schedule