Form 10-K
period 1996-01-31
SHARPER IMAGE CORP
filed 1996-04-26
CIK 811696

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

    /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the Fiscal Year Ended January 31, 1996

                                       or

    /_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the transition period from ________ to _______

                         Commission File Number 33-12755

                            SHARPER IMAGE CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                        94-2493558
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

                650 Davis Street, San Francisco, California 94111
               (Address of principal executive offices) (Zip Code)

               Registrant's telephone number including area code:
                                 (415) 445-6000

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, par value $.01
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /_/

                                  Yes XX   No
                                     ----    ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

  The aggregate market value of the voting stock held by non-affiliates of the
                Registrant as of April 15,1996 was $10,875,134

The number of shares of Common Stock, with $.01 par value, outstanding on April
                         15, 1996 was 8,254,980 shares.

Documents incorporated by reference:
Portions of Registrant's Annual Report to Stockholders for the fiscal year ended January 31, 1996 are incorporated by reference into Parts II and IV of this Report. Portions of Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held June 10, 1996 are incorporated by reference into Part III of this report.

                                     PART 1

Item 1. Business

Overview

         Sharper Image Corporation (referred to as the "Company" or "The Sharper Image") is a specialty retailer of unique products and original gifts, sold through The Sharper Image stores and monthly mail-order catalog, and other marketing channels. In the past year, the Company also tested two new concepts. Sharper Image SPA was tested both by mail-order and stores, while The Sharper Image Home Collection had its initial mail-order test in January 1996.

         The Company was founded in 1977 by Richard Thalheimer, who continues as Chairman and Chief Executive Officer. First mailed in 1981, The Sharper Image Catalog found success in the growing field of mail-order shopping. Expansion of The Sharper Image concept to retail stores began in 1984, and as of January 31, 1996, the Company operated 78 The Sharper Image and 4 Sharper Image SPA stores in the United States and licensees operate 5 stores internationally and 2 airport stores in the United States. The Company's aggregate sales from its stores have grown substantially since the beginning of fiscal 1984 and have increased from 3% of total revenues in fiscal 1983 to 71% of total revenues for the fiscal year ended January 31, 1996 (fiscal 1995). The Sharper Image stores range from approximately 2,200 to 5000 square feet in size. During fiscal 1994 the Company introduced two new retail formats, Sharper Image Design stores and an airport shop. These formats are discussed under "Store Operations" and "Licensed Operations".

         During fiscal 1995, the Company opened two new stores of the original The Sharper Image concept and format, three new Sharper Image Design stores and one outlet store. One airport location was added during fiscal 1995 and two Sharper Image stores were closed at the maturity of their leases. During the second half of fiscal 1995, the Company also opened four Sharper Image SPA stores to test this retail concept after test mailings of the Sharper Image SPA Catalog were first launched in February 1995. The Company is planning to open four to six new stores during the fiscal year ending January 31, 1997 (fiscal
1996), including two more test stores for the Sharper Image SPA concept. Lease terms for certain of the existing The Sharper Image store locations will be maturing during fiscal 1996 and such locations may be relocated or closed. The Company employs over 1,200 employees in twenty-seven states.

         In addition to serving as the primary advertising vehicle for the Company's stores, The Sharper Image Catalog generated almost $47 million in mail-order sales (approximately 23% of total revenues) in fiscal 1995. The monthly color catalog, ranged from 88 to 172 pages in fiscal 1995, is recognized for creative excellence within the catalog industry. Worldwide, the Company mailed approximately 33 million of The Sharper Image Catalogs in fiscal 1995. The Company launched the test mailings of the Sharper Image SPA Catalog in February 1995, with a total of about 9 million catalogs circulated in fiscal 1995. The Sharper Image SPA Catalog generated approximately $7 million in mail-order revenues (approximately 3.5% of total revenues). The Sharper Image Catalog and the Sharper Image SPA Catalog together generated about $54 million in mail-order sales. In addition, The Sharper Image Home Collection Catalog had its initial test mailing in January 1996.

         The Company is known for its varied product mix and a merchandising philosophy focusing on unique, innovative and useful items that are developed by The Sharper Image, exclusive to The Sharper Image, or in limited distribution. In product lines where the Company competes directly with other retailers, it chooses to sell the best version of the product--maximizing features, uniqueness, and value.

         The Company's business is highly seasonal, with sales peaks at the holiday periods of Father's Day and Christmas. Historically, the typical Sharper Image demographic mix has been upper income, approximately 65% male, 35% female. Price points for the most popular items range from $50 to $300 while the spectrum goes from $10 to $5,000, appealing to shoppers in a wide range of income levels.

         In addition to its primary businesses, The Sharper Image leverages its name and reputation through a corporate marketing program, wholesale sales of Sharper Image brand products, which included Sharper Image Design proprietary products and private-labeled products, and a product licensing program with selected manufacturers. Wholesale sales are made primarily to fine department stores and to international retailers. Another exciting marketing opportunity for the Company is the presentation of The Sharper Image Catalog on the Internet. Starting in early 1995, the Company began selling via American Online and CD-ROM electronic catalogs, and by October 1995, introduced its home-page catalog on the World Wide Web. Although it is too early to tell the potential of this sales medium and there is no guarantee of the possibility of success, the Company is at the fore-front of this electronic marketplace and hope to be a leader when this market begins to reach full acceptance. The Sharper Image has sold products through QVC and continues to explore additional opportunities in television.

         During fiscal 1995, the Company continued the development of an in-house new product development function along with a wholesale sales group to market its proprietary Sharper Image Design and other Sharper Image brand products to fine department stores nationwide and internationally. While still in its early stage and a small part of the total revenues, the wholesale sales group made impressive gains by generating approximately $3.1 million in revenues in fiscal 1995, a substantial increase from the approximately $2 million for fiscal 1994. The development of the proprietary and private-labeled products, and wholesales sales opportunities will continue to be an integral part of the Company's growth.

The Sharper Image Catalog/Retail Advertising

         The Sharper Image Catalog is a full-color catalog that is mailed to an average of approximately 2.5 million individuals each month. The catalog is also the primary source of advertising for the Company's retail stores. During fiscal 1995, the Company mailed approximately 33 million of The Sharper Image Catalogs to over 5 million different individuals. Circulation of The Sharper Image Catalog increased by approximately 4% while the number of pages circulated increased about 7% from the prior fiscal year. The mailings increase at Father's Day and Christmas reflecting the seasonal nature of the Company's business.

         In fiscal 1995, the Company has experienced a significant increase in advertising and promotion expenses due to the increased cost of paper and postage resulting from the industry-wide rate increases in paper and a one-time postal rate increase in January 1995. Although paper costs have started to level off from the highest point experienced during fiscal 1995, the Company expects the rate increases in paper that took place in fiscal 1995 to continue to have a upward impact on advertising expense for the first half of fiscal 1996. The Company has implemented ways to lower the costs of producing the catalog to lessen the impact of the paper and postage increases experienced in fiscal 1995, including trimming the dimensions of the catalogs and using a lighter weight of paper. The Company continues to review the cost and effectiveness of its advertising effort. At the present time the Company is planning to decrease advertising and promotion expense by decreasing the circulation and number of catalog pages mailed in fiscal 1996. Although it is impossible to predict, management currently believes that the planned decrease in advertising and promotion expenses would more than offset the effect of the possible decrease in revenues caused by the reduced advertising on a full fiscal year basis. Interim results may vary from this belief.

         The Sharper Image Catalog is created and produced by the Company's in-house staff of writers and production artists. The Company utilizes free-lance photographers on an as needed basis. The catalog is electronically produced in-house on a network of computers using the latest desktop publishing software. This enables the Company to maintain quality control and shorten the lead time needed to produce the catalog. The monthly production and distribution schedule permits frequent changes in the product selection. During fiscal 1995, The Sharper Image Catalog typically contained from 88 to 132 pages for non-peak months and between 140 and approximately 172 pages for the peak seasons of Father's Day and Christmas. The catalogs typically feature between 300 and 700 products, of which approximately 10% to 25% are new each month.

         During 1995, the Company also utilized newspaper and airline magazine inserts to advertise specific products. The Company believes these advertisements generate store sales as well as mail-order sales. The Company plans to continue them in 1996. In addition, from time to time, the Company has also produced certain specialty catalogs to test new catalog concepts. During fiscal 1994, the Company tested a "lifestyle segmentation" catalog focusing on health and fitness. Based on the results of the test catalog, the Company has developed a Sharper Image SPA catalog, the first issue of the SPA catalog was mailed in February 1995. The Sharper Image SPA catalog is designed to capture the female counterpart of the Company's customer profile, marketing products to the "look better, feel better, live better" lifestyles of today's woman and their families. During fiscal 1995, the Company had ten mailings of the Sharper Image SPA Catalog, totaling about 9 million catalogs. The Sharper Image SPA Catalog typically contained 72 pages during fiscal 1995. Current plans are to continue to test this concept during fiscal 1996 by producing and mailing the Sharper Image SPA Catalogs with a range of 52 to 64 pages, although the actual number of pages for each catalog may vary from this range, depending on the number of products and the catalog space devoted to each product. The number of catalogs to be mailed is planned at lower levels than fiscal 1995 since the Company has gained experience for this concept through prospecting results and has accumulated a meaningful list of customers from the 1995 mailings.

         To enhance the effectiveness of the catalog, the Company's in-house staff utilizes statistical evaluation and selection techniques to determine which segments of the in-house mailing list are likely to contribute the greatest revenue per mailing. This evaluation has provided the Company with the ability to quickly increase circulation to responsive segments and to scale back circulation to non-responsive segments thus reducing the effective cost of advertising. For the Sharper Image SPA Catalog, the Company also utilizes a strategy of producing core pages of the catalog for use in two or more successive monthly catalogs and designs a new cover along with a number of new pages of new products each month to "wrap" around the core pages. This approach provides a fresh look each month while generating cost savings from the economies of designing and producing fewer new pages.

         The Company prints and mails catalogs with different page counts. The catalog containing the larger number of pages (the "big book") features a majority of the Company's active products, while the catalog with fewer pages (the "small book" or "Retail Mailer") generally contains a greater mix of the new offerings and is targeted to retail customers. The small books, ranging from 68 to 76 pages during fiscal 1995, are generally mailed into store trading areas to customers who have, based on data collected by the Company through the point-of-sale registers, recently made a purchase in the store but who had not purchased by mail or who have not made a recent purchase. This strategy is intended to direct the customer to the nearest store or to retain the customer with a more moderate advertising expenditure. The Company increased the page counts of both the big and small books during fiscal 1995 based on results achieved in fiscal 1994 through increased circulation of the number of pages.

         The Company makes the decision about where to offer new products based on evaluation of the suitability of the product for mail order, store sales, or both. The Company tests certain new products by offering them on an "exclusively by mail-order" basis. This strategy provides two primary benefits: 1) the new products provide the catalog with leading edge products which may be in limited supply or not considered appropriate for stores due to their size or limited appeal, and 2) the Company is able to test new products which it otherwise may view as being a high risk investment without making a substantial investment in inventory. Certain of the products introduced by the catalog will be carried in the stores if proven successful. Additionally, the Company utilizes selected retail stores to test the appeal of certain new products before the product is rolled out to all stores or offered in the catalog. If the test product achieves a preset rate of sale during the test period, the Company will then be able to make the inventory investment more intelligently.

         During fiscal 1995 the Company continued the strategy of presenting an increased number of familiar products per page in combination with an emphasis on big and bold presentations for proprietary and exclusive products as well as best sellers. During fiscal 1996, due to the Company's efforts to reduce advertising and promotion expense, the number of pages in each monthly catalog as well as the total number of pages circulated is planned to decrease. As a result, there may be a modest decrease in the number of products featured in each catalog and strategically reduced amount of space devoted for certain products. The Company's current plan is to offer more products in its stores only while not advertising such products in The Sharper Image Catalog in an effort to partially offset the impact of the significantly lower number of pages and the moderate decrease in the number of catalogs to be mailed during fiscal 1996.

         In January 1996, the Company mailed its initial test catalog for The Sharper Image Home Collection concept. This catalog features home furnishings and accessories in an upscale presentation. The initial responses to this mailing is encouraging and the Company is planning on two additional test mailings during fiscal 1996.

         The Company collects customer names through the electronic point-of-sale registers in its retail stores. The names and associated sales information are merged daily into the Company's customer master file. This daily merge process provides a constant source of current information useful to assess the effectiveness of the catalog as a form of retail advertising, identify what new customers can be added to the in-house mailing list without the traditional list rental "prospecting" costs, and identify the "best customers." The Company's addition of names to the in-house mailing list enhances its value for list rental purposes. Periodically, the Company mails promotional material to these best customers which is designed to produce incremental sales.

Store Operations.

         The Sharper Image stores are located throughout the United States generally in downtown financial districts and business centers, upscale shopping malls or drive-up suburban locations, all of which are areas that typically have a high population density.

         Each store is generally staffed with approximately 6 to 8 employees, including a manager, an assistant manager, a senior sales associate, sales associates, and other support staff. A few of the Company's high volume stores, such as the stores in Honolulu, Manhattan and Miami are staffed with 11 to 15 associates. The Company's President and Chief Operating Officer currently oversees store operations. The retail store network is divided into 8 districts, each under the supervision of a district manager who is responsible for 9 to 16 stores. Store personnel compensation structure is based largely on commission and is closely monitored in relation to sales. The Company expends considerable effort to train its sales associates on the many new and frequently technically oriented items in order to maintain a high customer service level. The Company frequently utilizes sales demonstrator programs in the stores for specific products to focus customers' attention to the features of the new product.

         The Sharper Image stores are designed by the Company's design staff at the Company's headquarters in San Francisco to standardize, where possible, layout so as to simplify their operations. The stores are operated according to standardized procedures for customer relations, merchandise display and pricing, product demonstration, inventory maintenance, personnel training, administration and security. The Company's original Sharper Image concept stores typically have 2,200 to 2,500 square feet of selling space and approximately 1,300 to 2,200 square feet of storage and administrative space. The cost of leasehold improvements, fixtures and other equipment associated with the opening of a new Sharper Image store has averaged approximately $300,000 to $500,000. Initial inventory for a new Sharper Image store has generally cost approximately $250,000. Outlet stores are approximately half the cost of the original Sharper Image stores. In September 1994 the Company introduced a new retail format and opened the first Sharper Image Design store in Palo Alto, CA. The Sharper Image Design store is approximately half the size of the original store and features higher margin proprietary products in addition to other top selling merchandise. The Company converted two existing locations, Maui, HI and Carmel, CA to Sharper Image Design stores. During 1995, the Company opened six The Sharper Image stores, including two original format stores, three Sharper Image Design stores, and one outlet location.

         Based on the initial catalog results and response of the Sharper Image SPA Catalog which was first mailed in February 1995, the Company opened its first Sharper Image SPA store in August 1995 in Walnut Creek, California. Three additional test stores were opened during the fourth quarter of fiscal 1995. The Company plans to open two additional test stores during fiscal 1996. Management currently believes that this store concept will take a period of about three years to reach its potential. The costs of leasehold improvements, fixtures and other equipment for these Sharper Image SPA test stores are between $500,000 to $600,000. Initial inventory costs are between $125,000 to $200,000.

         The Company's retail stores' product presentation includes bold eye-catching displays designed to draw customers to new or top-selling products. Product presentations are organized into distinct categories such as health and massage, travel, home and safety, recreation and fitness, and the newest in electronics.

Merchandising, Product Selection and Development

         The Company's merchandise mix emphasizes unique products which are proprietary, available exclusively through The Sharper Image, or which are not available in broad distribution. The Company is an "item" business, focusing on offering pre-selected items which represent newness, value, features, or innovation as distinguished from offering broad assortments of categories of merchandise. The Company groups its products into categories in the catalog and stores in order to add cohesiveness to the presentation. As individual items come to market or are developed internally by the Company which fit the criteria of newness, usefulness, value or features, the Company's buying and merchandise mix will change to emphasize those products. As a result of such shifting emphasis among individual items, the mix of sales by category changes from time to time. The effect, from year to year, can be to increase or decrease the merchandise gross margin rates since some categories of merchandise sustain traditionally higher margins (personal care, for example) and some traditionally sustain lower margin rates (such as electronics). The Company attempts to moderate this movement in margin rates due to merchandise mix changes by designing and producing more Sharper Image Design proprietary and private-labeled products which generally have higher margins.

         The Company's current merchandise strategy is to offer an assortment of approximately 700 products. The Company offers products at price levels ranging from $10 to over $5,000. The Company intends to keep expanding the offering of products in the $50 to $500 price range to appeal to the Company's customer base. The Company intends to continue to develop Sharper Image Design proprietary and private-labeled products to utilize its marketing knowledge in the categories of hand held electronics, massage products, sound soothers, and travel to develop unique products with a high likelihood of consumer acceptance. While these proprietary and private-labeled products offer important sales and gross margin growth opportunities for all the revenue generating areas of the Company, there are certain risks associated with these internally developed products such as possible manufacturing constraints and delays in bringing these products to market and cost increases. Products may also be subject to other imitations.

         The process of finding new products involves the Company's buyers reviewing voluminous product literature, traveling extensively throughout the United States, Europe and the Far East to attend trade shows and exhibitions, and meeting with manufacturers. The Company enjoys relationships with many major manufacturers who use The Sharper Image regularly to introduce their newest products in the United States.

         In addition to finding new products from outside sources, the Company's new product development group develops and produces Sharper Image Design proprietary products. The new product development group meets regularly with the merchandising staff to review new product opportunities, product quality issues, and customer feedback. From these creative sessions product ideas are put into development, design and productivity. Successful product introductions during the past two years include the Memo Manager, Keycorder, Heart & Sound Soother, Soundscape Environment, Fingertip Pulse Massager, Pulse Action Face Massager, and Safety Companion. In addition the Company also makes improvements to products the Company has had prior sales experience with, such as the Snore Control with Silent Alarm and Ultrasonic Jewelry Cleaner. The proprietary products which the Company develops internally are intended to reflect newness, usefulness, value and features.

         The Company strives to increase its purchase commitments to the manufacturers of its proprietary products in order to obtain favorable volume pricing. The addition of a "manufacturing margin" contributed to the continued growth in the Company's gross margins during fiscal 1995 . The gross margin contribution percentage to total gross margin for Sharper Image Design and private-labeled products increased from 7% in fiscal 1993 to 16% in fiscal 1994 to 18% in fiscal 1995, reflecting the increased sales volume and improvement in the gross margin. Purchase commitments for proprietary products will reflect expected sales requirements for the Company's retail stores and catalog, wholesale customers, foreign and domestic licensees. The Company believes that this new product development function, in addition to increasing its sales and gross margins and adding incremental wholesale sales, will favorably impact the Company by increasing the flow of unique and exclusive products in The Sharper Image stores and catalog and enhancing its brand name extension. However, there is no assurance that the Company will be able to continue the growth of gross margin and the proportionate sales related to these proprietary products.

         Proprietary products are introduced under the name "Sharper Image Design", while private-labeled products are marketed under the Company's tradenames. The Company expanded this internal new product development function during fiscal 1994 and continued into fiscal 1995 in terms of commitment of financial resources for tooling and development costs, personnel, and advertising. Working in conjunction with the Sharper Image Design group, the Company's merchandising staff influence the design and manufacturing of products generating approximately 20% to 30% of the Company's total sales. Although there can be no assurances, this increased level of design and manufacturing influence is believed to be obtainable with a relatively small design staff and modest commitment to tooling by sharing some of the design effort with existing vendor/manufacturers.

         The Company's product offerings, by broad category, and the gross margin contribution percentage to total gross margin for fiscal 1995 were approximately:

          Sharper Image Design                                     18%
          Personal Care, Home Furnishings, and Housewares          27%
          Electronics                                              20%
          Games, Luggage and Gift Items                            16%
          Health and Fitness                                       15%
          Apparel and Footwear                                      3%
          Jewelry, Gemstones, and Other                             1%
                                                                  ---
                   Total                                          100%
                                                                  ---

         The Company purchases merchandise from numerous foreign and domestic manufacturers and importers. None of the suppliers accounted for more than 10% of the dollar amount of the Company's purchases during fiscal 1995. Of the products offered by the Company in recent catalogs, approximately 65% were manufactured in the Far East, approximately 26% were manufactured within the United States, approximately 8% were manufactured in Europe, and approximately 1% were manufactured in South America or Australia. The Company expects these percentages to vary as new products are introduced.

         Sharper Image Design proprietary products are produced for the Company on a contract basis by manufacturers in the Far East. The Company provides all product specifications to the contract manufacturers. Delivery lead time is generally in the range of 3 to 6 months. However, certain products introductions may require longer lead time. The lower cost associated with the proprietary products is a key element in the Company being able to operate on lower inventory levels while supporting higher levels of sales.

         The Company generates information on merchandise orders and inventory, which is reviewed daily by the Company's buyers, its senior merchandising staff and top management. Each month, the Company generally replaces approximately 10% to 25% of its product offerings each month. The Company carefully considers which products will not be offered in future months based upon numerous factors, including revenues generated, gross margins, the cost of catalog and store space devoted to each product, product availability and the frequency of returns

         The Company has developed a proprietary automatic  replenishment system
(ARS) which is based on the "just-in-time" inventory management concept. Under ARS, information on merchandise inventory and sales by each store location are generated and reviewed daily. Sales information by product and location are systematically compared daily to each product's "model stock" to determine store shipment quantities and frequency. The ARS computes any adjustments to the model stock level based on factors such as sales history by location in relation to total Company sales of each product. Under this system, the model stock is continually revised based on this analysis. Recommended adjustments to model stock levels and recommended shipment amounts are reviewed daily by the Company's group of store planners and merchandising managers who are responsible for allocating inventory to stores. One of the benefits resulting from the utilization of the ARS is that the Company has been able to run with lower model stocks by increasing the frequency of shipments to stores and maintaining a higher proportion of the inventory at the distribution center with the overall result of operating on lower inventories on a comparable basis.

Corporate Marketing

         During fiscal 1995, the Company's Corporate Marketing unit issued approximately $10.4 million, or 58%, more incentive and gift merchandise certificates than the fiscal 1994. The incentive and gifting programs are designed by the Corporate Marketing unit to be used by client companies to increase their sales, or to motivate and reward their high achievers utilizing The Sharper Image stores and catalog as the primary means of offering and delivering the incentives and gifts. The Company sells the incentive and gift merchandise certificates to the client companies who in turn distribute them under their programs. The certificates are redeemable for Sharper Image merchandise through its retail stores, by mail, or over the telephone through the catalog telemarketing group. This activity adds new customers, adds incremental sales from the sale of the certificates and from sales to the certificate redeemer who usually augments their purchase beyond the certificate face value. The Company believes that these corporate marketing programs generate positive public relations, introduce new customers to The Sharper Image, and add to the in-house customer mailing lists without any "prospecting" costs. The Company will continue to invest time and energy in growing this segment of its business in future years. Recent representative corporate clients of the corporate marketing group have included American Express, Sprint, Nissan, HBO, and Chase Manhattan.

Wholesale Operations

         The Company's Business Development department is the primary group responsible for marketing to other retailers, including fine department stores domestically as well as retailers in other countries. This group's sales grew from about $400,000 in fiscal 1993 to $3.1 million in fiscal 1995. Plans for this group are to continue to increase the number of wholesale customers in the U.S. and abroad, and the number of Sharper Image brand products offered to these customers. New wholesale customers added during fiscal 1995 include Saks Fifth Avenue, Macy's and Dayton Hudson. Negotiations with other major department stores are on-going. By choosing to feature Sharper Image brand products, these wholesale department store customers can sell proven products with positive sales appeal.

Licensed Operations

         The Company has exclusive licensing agreements in Japan, Switzerland, South Korea and Australia, as well as in the United States for non-duty free airport locations. In fiscal 1995, the Company entered a licensing agreement with its Korean licensee. The new Korean licensee opened its The Sharper Image in Seoul in December 1995. Under the international license agreements, the licensee is granted the right to use the trademarked name, "The Sharper Image," in their country in connection with retail store and catalog operations. The Company will assist the licensee by producing a foreign language edition of The Sharper Image catalog, typically quarterly, with economies of scale but at the expense of the licensees who then print and distribute locally. The airport licensee is entitled to utilize The Sharper Image trademark and trade dress in designated airport locations, the design of which is subject to the approval of the Company. The first airport location is Dallas-Fort Worth which opened in July, 1994. A second airport location at Detroit opened in May 1995. There are currently five Sharper Image retail stores operated by the foreign licensees, two in Japan, and one each in Switzerland, Australia, and Korea. The Company receives royalties on sales by the licensees. Licensees purchase products from the Company or directly from manufacturers, maintain their own supply of inventory, and establish their own product prices. The Company has exclusive master distributor agreements for distribution of the Company's propriety products in Italy, The United Kingdom and Indonesia. The agreement allows the distributors to market proprietary products through retail stores, television and radio advertising and infomercials. The Company continues to pursue additional licensing and wholesale opportunities in foreign countries.

Product Licensing/The Sharper Image Trademark

         The Company currently has several product license agreements through its licensing agent, Univex. The Company controls the selection of the licensees and retail distribution channels for the products in order to maintain the quality associated with The Sharper Image name. Under each of these agreements, the licensee is granted the right to use the trademarked name, "The Sharper Image," in connection with the manufacture and sale of certain products. In consideration for the rights granted to the licensee, the Company receives royalties on the licensees' net sales, subject, in certain cases, to a periodic minimum royalty. The current product license agreements cover a range of products including: laser pointers, luggage, contact lenses, leather accessories and apparel. The Company believes that product licensing presents opportunities to further leverage the value of The Sharper Image as a brand name.

Customer Service

         The Company seeks to hire and retain qualified sales and customer service representatives in both its mail-order catalog and store operations and to train them thoroughly. Each new store manager undergoes an intensive program during which the manager is trained in all aspects of the Company's business. Sales personnel are trained during the first two weeks of employment, or during the weeks before a new store opens. Training focuses primarily on acquiring a working knowledge of the Company's products and on developing selling skills and an understanding of the Company's high customer service standards. Each sales associate is trained to adhere to the Company's philosophy of "taking ownership" of every customer service issue that may arise. The Company has also developed ongoing programs conducted at each store that are designed to keep each salesperson up to date on each new product offered. Store managers are compensated on a base salary plus commission basis. Sales associates are compensated largely on a commission basis with a draw against commission.

         The Company's Customer Service group at the corporate headquarters provides personal attention to customers who call toll free to request a catalog subscription, place an order, or inquire about a product. The Company's Customer Service group is also responsible for resolving customer problems promptly and to the customer's complete satisfaction. The Company is committed to provide courteous, knowledgeable, and prompt service to its customers.

Catalog Order Fulfillment and Distribution

         The Company has a single distribution facility in Little Rock, Arkansas. This facility was expanded during fiscal 1995, increasing the space from approximately 50,000 square feet to about 110,000 square feet. The Company's merchandise generally is delivered to the catalog customer and to The Sharper Image stores directly from the Company's distribution facility. The Company has increased the number of products which are shipped directly from the vendor to the customer or to the stores. The shipment of products directly from vendors to the stores and customers reduces the level of inventory required to be carried at the distribution center, freight costs, and the lead time required to receive the products. Each catalog order is received via remote terminal at the distribution facility after the order has been approved for shipment. The Company's goal is to ship catalog orders within 48 hours after the order is received. The Company generally delivers products by second day Federal Express to its customers. Store customers may take their purchase with them or have it delivered upon request.

         Sales and inventory information about catalog and store operations is provided on an ongoing basis to the Company's merchandising staff and to top management for review. The Company's proprietary automatic replenishment system
(ARS) enables the company to maintain high in-stock inventory positions , while reducing the overall inventory requirement. The Company's stores are equipped with electronic point-of-sale registers that communicate daily with the main computer system at corporate headquarters, transmitting sales, inventory and customer data as well as receiving data from the Company's headquarters. The sales, inventory, and customer data enables sales and corporate personnel to monitor sales by item on a daily basis, provides the information utilized by the ARS for inventory allocations, provides management with current inventory and merchandise information, and enables our in-house mailing list to be updated regularly with customer names and activity.

         The Company continually evaluates its computer systems and information technology in connection with providing additional and improved management and financial information.

Competition

         The Company operates in a highly competitive environment. The Company principally competes with a variety of department stores, sporting goods stores, discount stores, specialty retailers and other catalogs that offer products similar to or the same as some of those offered by the Company. Many of the Company's competitors are larger companies with greater financial resources, a wider selection of merchandise and a greater inventory availability. Although the Company attempts to market products not generally available elsewhere and has emphasized exclusive products in its merchandising strategy, many of its products or similar products can also be found in other retail stores or through other catalogs. Other retailers market certain products similar to the Company's at lower prices. In addition, a number of other companies have attempted to copy the presentation and method of operation of the Company's catalog and stores, and the Company's proprietary designed products. The Company competes principally on the basis of product exclusivity, selection, quality and price of its products, merchandise presentation in both the catalog and stores, its customer list, name recognition, and the quality of its customer service. The Company is committing additional resources to its internal product development group to create and produce proprietary products exclusively available from the Company. The Company is also testing additional retail concepts in it's efforts to grow revenues and net earnings in the long-term.




Trademark Licenses

         In the opinion of management, the Company's registered service mark and trademark, "The Sharper Image," and the name recognition that it has developed, is of significant value. The Company currently licenses the use of its trademarked name in connection with the production and circulation of foreign language editions of The Sharper Image catalog in Japan and Switzerland and in connection with The Sharper Image stores in Japan, Switzerland, Australia and Korea in consideration for royalties and other fees. In addition to these international licensees, the Company has also entered into a license for the right to operate Sharper Image stores in domestic non-duty free airport locations as well as various product license agreements which grant the right to licensees to manufacture and sell products bearing the Company's trademark. The Company is also expanding its efforts to develop international wholesale customers. The Company has recently received the approval for its trademark Sharper Image SPA for its new test retail concept.

Seasonality

         The Company's business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the Christmas season. In addition, as the proportion of the Company's revenues derived from store sales has grown, the impact of seasonal fluctuations on the Company's sales and earnings has increased. As a result, a substantial percentage of the Company's total revenues and all or most of the Company's net earnings occur in its fourth fiscal quarter ending January 31. The Company generally experiences lower revenues during the other quarters and, as is typical in the retail industry, has incurred and may continue to incur losses in these quarters. The results of these interim quarters may not be representative of the results for the full fiscal year. During the fiscal years 1995 and 1994, the Company's total revenues for the fourth quarter were approximately 40% of total revenues.

Employees

         As  of  January  31,  1996,  the  Company   employed  more  than  1,200
associates, approximately 75% of whom were full-time. The Company considers its employee relations to be good.

Executive Officers

         Set forth below is a list of the executive officers of the Company, together with brief biographical descriptions.

                  Name                         Position                Age
                  ----                         --------                ---
         Richard Thalheimer         Founder,                            48
                                    Chairman of the Board, and
                                    Chief Executive Officer

         Craig Womack               President,                          45
                                    Chief Operating Officer

         Vincent Barriero           Senior Vice President,              47
                                    Chief Information Officer, and
                                    Assistant Corporate Secretary


         Shannon King               Senior Vice President,              40
                                    Merchandising


         Sydney Klevatt             Senior Vice President,              60
                                    Marketing

         Tracy Wan                  Senior Vice President,              36
                                    Chief Financial Officer,
                                    and Corporate Secretary

         Richard Thalheimer is the founder of the Company and has served as the Chief Executive Officer and as a Director of the Company since 1978 and as Chairman of the Board of Directors since 1985. Mr. Thalheimer also served as the Company's President from 1977 through July 1993.

         Craig Womack has been the Company's President and Chief Operating Officer since July 1993. From December 1989 to July 1993, Mr. Womack served as the Company's Executive Vice President and Chief Operating Officer.

         Vincent Barriero has been the Company's Senior Vice President, Chief Information Officer since February 1995. Mr. Barriero served as the Company's Senior Vice President, Management Information Systems from August 1992 through February 1995 and as Vice President, Management Information Systems from August 1989 through August 1992.

         Shannon King has been the Company's Senior Vice President, Merchandising, since February 1995. Ms. King served as the Company's Vice President, Merchandising from March 1993 through February 1995, and as Director of Merchandising from July 1988 through March 1993.

         Sydney Klevatt has been the Company's Senior Vice President, Marketing since January 1991. From April 1982 through September 1990, Mr. Klevatt was the Executive Vice President of Hanover Direct, Inc., with responsibilities in the general corporate management and direction of the company including catalog merchandising, marketing, creative and public and legal relations.

         Tracy Wan has been the Company's Senior Vice President, Chief Financial Officer since February 1995. Ms. Wan served as Vice President, Chief Financial Officer from September 1994 through February 1995, as Vice President, Controller from November 1991 through September 1994, and as Controller from July 1989 through November 1991. Ms. Wan is a certified public accountant.

Item 2.  Properties

         The Company occupies approximately 50,000 square feet of office space for its corporate headquarters in San Francisco, CA, under a lease scheduled to expire on January 31, 2001, with an option to extend for two additional five-year periods.

         The Company currently operates 78 The Sharper Image and 4 Sharper Image SPA stores under leases covering a total of approximately 184,000 square feet of net selling space.

         The Company's distribution facility is located in Little Rock, Arkansas. The Company completed the addition of the 60,000-square-foot phase one expansion of the distribution center in October 1995. The expanded distribution center now has about 110,000 square feet of space. The costs for phase one expansion were approximately $3.2 million. The Company is currently in phase two of the expansion which involve the installment of pallet racking and the mail-order conveying system. All of the Company's distribution functions are through this facility and other seasonally occupied space rented by the Company in close proximity thereto. With the expanded building, the Company plans to reduce its usage of seasonal overflow storage facility.


Item 3.  Legal Proceedings

         The Company is party to various legal proceeding arising from normal business activities. In the opinion of management, resolution of these matters will not have a material adverse effect on the Company's financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The information set forth under "Note D -- Revolving Loan and Notes Payable" in the Notes to Financial Statements on page 22 and the information set forth under the caption "Common Stock Market Prices and Dividend Policy" on page 27 of the Sharper Image Corporation 1995 Annual Report to Stockholders is incorporated herein by reference. As of April 15, 1996 there were 542 holders of record of the Registrant's Common Stock.


Item 6.  Selected Financial Data

         The information set forth under the caption "Financial Highlights" on page 3 of the Sharper Image Corporation 1995 Annual Report to Stockholders is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

         The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 11 to 15 of the Sharper Image Corporation 1995 Annual Report to Stockholders is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data

         The financial statements and independent auditors' report set forth on pages 16 through 26 of the Sharper Image Corporation 1995 Annual Report to Stockholders are incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         Information with respect to the directors of the Registrant is incorporated herein by reference to the Registrant's 1996 Proxy Statement to Stockholders, pages 2 through 3. Information with respect to the executive officers of the Registrant is contained in Part I of this Annual Report on Form 10-K.


Item 11.  Executive Compensation

         Information with respect to executive compensation is incorporated herein by reference to the Registrant's 1996 Proxy Statement, pages 5 to 6.



Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Information with respect to security ownership of beneficial owners and management is incorporated herein by reference to the Registrant's 1996 Proxy Statement, page 4.


Item 13.  Certain Relationships and Related Transactions

         Information   with  respect  to  certain   relationships   and  related
transactions is incorporated herein by reference to the Registrant's 1996 Proxy Statement, page 13.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)1.    List of Financial Statements.

         The following Financial Statements and Notes thereto set forth on pages 16 through 26 of the Sharper Image Corporation 1995 Annual Report to Stockholders are incorporated by reference as Exhibit 13.1 to this Report on Form 10-K:

         Statements of Operations for the years ended January 31, 1996, 1995 and 1994.

         Balance sheets at January 31, 1996 and 1995.

         Statements of Stockholders' Equity for the years ended January 31, 1996, 1995 and 1994.

         Statements of Cash Flows for the years ended January 31, 1996, 1995 and 1994.

         Notes to Financial Statements.

(a)2.    List of Financial Statement Schedule.

         The following are filed as part of this Report:

         Independent Auditors' Report on Financial Statement Schedule.

         Schedule II - Valuation and Qualifying Accounts

         Financial Data Schedule

         Schedules other than those listed are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto, contained in, or incorporated by reference into, this Report.

(a)3.    List of Exhibits.

         Incorporated herein by reference is a list of the Exhibits contained in the Exhibit Index which begins on page 19 of this report.

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed with the Securities and Exchange Commission during the last quarter of the period covered by this Report.

         For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows:

         Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the 1933 Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of the expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered on the Form S-8 identified below, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the 1933 Act and will be governed by the final adjudication of such issue.

         The preceding undertaking shall be incorporated by reference into registrant's Registration Statement on Form S-8 (Registration No. 33-12755).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHARPER IMAGE CORPORATION              SHARPER IMAGE CORPORATION

By:  /s/ Richard J. Thalheimer         By:  /s/ Tracy Y. Wan
   ----------------------------           --------------------------------------
   Richard J. Thalheimer                  Tracy Y. Wan
   Chief Executive                        Senior Vice President,
   Officer, Chairman                      Chief Financial Officer
   (Principal Executive Officer)          (Principal Financial and Accounting
                                          Officer)

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard Thalheimer and Tracy Wan, and each of them, as such person's true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person's name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                             Date
- ---------                     -----                             ----
/s/ Richard J. Thalheimer
- -------------------------     Chief Executive                   April  25, 1996
Richard J. Thalheimer         Officer, Chairman
                              (Principal Executive Officer)
/s/ Tracy Y. Wan
- -------------------------     Senior Vice President,            April  25, 1996
Tracy Y. Wan                  Chief Financial Officer
                              Corporate Secretary
                              (Principal Financial and Accounting Officer)
/s/ Elyse Eng Thalheimer
- -------------------------     Director                          April  25, 1996
Elyse Eng Thalheimer

/s/ Alan Thalheimer
- -------------------------     Director                          April  25, 1996
Alan Thalheimer

/s/ Lawrence Feldman
- -------------------------     Director                          April  25, 1996
Lawrence Feldman

/s/ Maurice Gregg
- -------------------------     Director                          April  25, 1996
Maurice Gregg

/s/ J. Gary Shansby
- -------------------------     Director                          April  25, 1996
J. Gary Shansby

                                  EXHIBIT INDEX


3.1 Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 (Registration No. 33-12755).)

3.2 Bylaws. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 (Registration No. 33-12755).)

10.1     Amended and Restated Stock Option Plan.  (Incorporated  by reference to
         Registration   Statement   on  Form  S-8  filed  on  January  19,  1996
         (Registration No. 33-3327).)

10.2 1994 Non-Employee Director Stock Option Plan dated October 7, 1994. (Incorporated by reference to Registration Statement on Form S-8 filed on January 19, 1996 (Registration No. 33-3327).)

10.3 Cash or Deferred Profit Sharing Plan, as amended. (Incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1 (Registration No. 33-12755).)

10.4 Cash or Deferred Profit Sharing Plan Amendment No. 3. (Incorporated by reference to Exhibit 10.15 to Form 10-K for fiscal year ended January 31, 1988.)

10.5 Cash or Deferred Profit Sharing Plan Amendment No. 4. (Incorporated by reference to Exhibit 10.16 to Form 10-K for fiscal year ended January 31, 1988.)

10.6 Form of Stock Purchase Agreement dated July 26, 1985 relating to shares of Common Stock purchased pursuant to exercise of employee stock options. (Incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1 (Registration No. 33-12755).)

10.7 Form of Stock Purchase Agreement dated December 13, 1985 relating to shares of Common Stock purchase pursuant to exercise of employee stock options. (Incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1 (Registration No. 33-12755).)

10.8 Form of Stock Purchase Agreement dated November 10, 1986 relating to shares of Common Stock purchased pursuant to exercise of employee stock options. (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 (Registration No. 33-12755).)

10.9 Form of Director Indemnification Agreement. (Incorporated by reference to Exhibit 10.42 to Registration Statement on Form S-1 (Registration No. 33-12755).)

10.10 Real Estate Installment Note and Mortgage dated October 4, 1993 among the Company and Lee Thalheimer, Trustee for the Alan Thalheimer Trust. (Incorporated by reference to Exhibit 10.20 to Form 10-K for fiscal year ended January 31, 1994)

10.11 Financing Agreement dated September 21, 1994 between the Company and CIT Group/Business Credit Inc. (Incorporated by reference to Exhibit
         10.12 to Form 10-Q for the quarter ended October 31, 1994)

10.12    The Sharper  Image  401(K)Savings  Plan  (Incorporated  by reference to
         Exhibit 10.21 to Registration Statement of Form S-8 (Registration No. 33-80504) dated June 21, 1994))

10.15 Form of Chief Executive Officer Compensation Plan dated February 3, 1995. (Incorporated by reference to Exhibit 10.24 to the Form 10-K for the fiscal year ended January 31, 1995.)

10.16 Form of Annual Report for the Sharper Image 401(K) Savings Plan (incorporated by reference to Form 11-K (Registration No. 33-80504) for the plan year ended December 31, 1995.)

10.17    Form  of  Split-Dollar   Agreement  between  the  Company  and  Mr.  R.
         Thalheimer, its Chief Executive Officer dated October 13, 1995 and effective May 17, 1995.

10.18 Form of Assignments of Life Insurance Policy as Collateral, both dated October 13, 1995 and effective May 17, 1995.

11.1     Statement Re: Computation of Earnings per Share.

13.1     1995 Annual Report to Stockholders. (pages 11-27)

24.1     Independent Auditors Report.

24.2     Independent Auditor's Consent

27.0     Financial Data Schedule.

                            SHARPER IMAGE CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                     --------------------------------------

                                     ($000)

            COLUMN                 COLUMN        COLUMN      COLUMN      COLUMN
              A                      B             C           D           E

- --------------------------------------------------------------------------------

                                  Balance at   Additions                Balance
                                  Beginning    Charged to              at End of
DESCRIPTION                       of Period   Costs & Exp.  Deductions   Period
- --------------------------------------------------------------------------------

INVENTORY
YEAR ENDED JANUARY 31, 1996:
Inventory Obsolescence              $  891       $2,109       $1,551      $1,449

YEAR ENDED JANUARY 31, 1995:
Inventory Obsolescence              $1,140       $1,630       $1,879      $  891

YEAR ENDED JANUARY 31, 1994:
Inventory Obsolescence              $1,168       $1,022       $1,050      $1,140


OTHER
YEAR ENDED JANUARY 31, 1996:
Other                               $  291       $  462       $  292      $  461

YEAR ENDED JANUARY 31, 1995:
Other                               $  196       $  371       $  276      $  291

YEAR ENDED JANUARY 31, 1994:
Other                               $   84       $  352       $  240      $  196


FINANCIAL HIGHLIGHTS
- --------------------------------------------------------------------------------------------------------------------------------

                                                                           Fiscal Year Ended January 31,
                                             -----------------------------------------------------------------------------------
                                                      1996              1995            1994             1993            1992
Operating Results

Revenues ....................................    $   204,184        $  188,535      $  147,441       $  149,995     $   142,592
Earnings (loss) before income taxes .........            739             6,139           2,939              598          (5,164)
Net earnings (loss) .........................            444             3,683           1,763              359          (3,356)
Net earnings (loss) per share ...............         $ 0.05        $     0.41      $     0.20       $     0.04     $     (0.41)

Balance Sheet Data
Working capital .............................    $    17,233        $   23,011      $   19,488       $   15,426     $    12,618
Total assets ................................         70,456            64,036          55,095           53,739          53,077
Notes payable ...............................          3,355               838             987              648           1,027
Stockholders' equity ........................         32,758            32,792          29,868           28,025          27,648
Current ratio ...............................           1.56              1.85            1.94             1.75            1.62

Statistics
Number of stores at year end ................             82                74              73               74              74
Comparable store sales growth ...............            3.3%             17.8%           (4.1%)            4.8%          (26.6%)
Annualized net sales per selling square foot     $       850        $      832      $      726       $      796     $       752
Number of catalogs mailed ...................     42,080,000(1)     31,522,000      25,879,000       23,413,000      25,479,000
Number of catalog orders ....................        536,000           426,000         252,000          248,000         231,000
Average revenue per order:
     Stores .................................    $       106        $      102      $       95       $       89     $        96
     Catalog ................................    $       122        $      116      $      120       $      112     $       113
Returns on average stockholder's equity .....            1.4%             11.8%            6.1%             1.3%            N/A
Book value per share ........................    $      3.97        $     3.96      $     3.61       $     3.40     $      3.36
Weighted average number of shares outstanding      8,682,078         8,899,289       8,683,929        8,652,178       8,220,516


Dollars are in thousands except Net earnings (loss) per share and Statistics.
(1) Includes 9,300,000 of the Sharper Image SPA(R) catalogs mailed.

MANAGEMENTS' DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
- --------------------------------------------------------------------------------------------
Sharper Image Corporation

RESULTS OF OPERATIONS


                                                                           Fiscal Year Ended
                                                    ----------------------------------------------------------
                                                       Jan. 31, 1996     Jan. 31, 1995         Jan. 31, 1994
                                                       (Fiscal 1995)     (Fiscal 1994          (Fiscal 1993)
                                                    ----------------------------------------------------------

PERCENTAGE OF TOTAL REVENUES
Net store sales ...................................        71.1%               71.7%                 78.2%
Net catalog sales .................................        26.6                26.2                  20.2
Net wholesale sales ..............................         1.5                 1.0                   0.3
Net rental ........................................         0.5                 0.8                   0.8
Licensing .........................................         0.3                 0.3                   0.5
                                                       --------            --------             ---------
TOTAL REVENUES ....................................       100.0               100.0                 100.0

COSTS AND EXPENSES:
Cost of products ..................................        50.3                51.1                  52.2
Buying and occupancy ..............................        10.5                10.4                  13.4
Advertising and promotion .........................        15.5                11.3                   8.0
General, selling, and administrative ..............        23.5                23.5                  23.8
Loss due to store closures and earthquake .........          --                 0.3                   0.6
                                                       --------            --------             ---------
Operating income ..................................         0.2                 3.4                   2.0
Other Income (Expense) ............................         0.2                (0.1)                   --
                                                       --------            --------             ---------
Earnings Before Income Taxes ......................         0.4                 3.3                   2.0
Income Taxes ......................................         0.2                 1.3                   0.8
                                                       --------            --------             ---------
Net Earnings ......................................         0.2%                2.0%                  1.2%
                                                       --------            --------             ---------

REVENUES

                                                                           Fiscal Year Ended
                                                    ----------------------------------------------------------
                                                     Jan. 31, 1996       Jan. 31, 1995         Jan. 31, 1994
                                                     (Fiscal 1995)       (Fiscal 1994)         (Fiscal 1993)
Dollars in thousands                                ----------------------------------------------------------

Net store sales ....................................   $145,095            $135,203              $115,299
Net catalog sales ..................................     54,160              49,462                29,746
Net wholesale sales ................................      3,145               1,912                   421
                                                       --------           ---------              --------
TOTAL NET SALES ....................................    202,400             186,577               145,466
List rental ........................................      1,102               1,442                 1,159
Licensing ..........................................        682                 516                   816
                                                       --------           ---------              --------
TOTAL REVENUES .....................................   $204,184            $188,535              $147,441
                                                       --------           ---------              --------

- --------------------------------------------------------------------------------
Sharper Image Corporation

Revenues (continued)

Net sales of $202,400,000 for fiscal 1995 increased $15,823,000, or 8.5%, from the prior fiscal year. Returns and allowances as a percentage of sales were 12.2% for 1995, compared to 12.3% for 1994. Net store sales increased $9,892,000, or 7.3%, comparable store sales increased 3.3%, net catalog sales increased $4,698,000, or 9.5% and net wholesale sales increased $1,233,000, or 64.5%.

The increase in net store sales and comparable store sales in 1995 reflected a 5.4% increase in total store transactions and an increase in average revenue per order from $102 to $106. Net sales per average selling square foot were $850 for 1995, compared to $832 in 1994 and $726 in 1993. The increase in net store sales was partially attributable to the addition of ten new stores opened during the year, four of which are Sharper Image SPA(R) test stores. The Sharper Image SPA(R) store and catalog test concept is designed to tap into the female consumers market, offering a product mix with a theme of "look better, feel better, live better." The increase in net catalog sales in 1995 reflected a 4.2% increase in total catalog orders, an increase in average revenue per order from $116 to $122, and was primarily attributable to the sales related to the test mailings of the Sharper Image SPA(R) catalogs, partially offset by a slight decrease in net catalog sales related to The Sharper Image(R) Catalog. The Company believes that the increase in the number of catalogs and catalog pages circulated for The Sharper Image(R) Catalog. The Company believes that the increase in the number of catalogs and catalog pages circulated for The Sharper Image(R) Catalog during the first half of fiscal 1995, as well as the higher demand for the Company's merchandise assortment, particularly the Company's proprietary and private label products, personal care products and fitness equipment, also contributed to the increase in net store sales and comparable store sales. The increase in wholesale sales was primarily attributable to the increase in the number of wholesale customers both in the U.S. and internationally, and to the increase in the number of Sharper Image brand products offered to these wholesale customers.

Net sales of $186,577,000 for fiscal 1994 increased $41,111,000, or 28.3%, from the prior fiscal year. Returns and allowances as a percentage of sales were 12.3% for 1994, compared to 11% for 1993. Net store sales increased $19,904,000, or 17.3%, comparable store sales increased 17.8%, net catalog sales increased $19,716,000, or 66.2%, and net wholesale sales increased $1,491,000 or 354.2%.

The increase in net store sales and comparable store sales in 1994 reflected an 8.9% increase in total store transactions and an increase in average revenue per order from $95 to $102. The increase in net catalog sales in 1994 reflected a 69% increase in total catalog orders, which was partially offset by a decrease in average revenue per order from $120 to $116. The Company believes that the increases in net store sales, comparable store sales, and net catalog sales primarily reflected strong demand for the Company's merchandise assortment, the Company's emphasis on its proprietary products through broad-based advertising in in-flight and other magazines, and in newspapers such as The Wall Street Journal, and the significant increase in advertising and promotion expenses due to the increase in the number of catalogs and catalog pages circulated. The increase in wholesale sales was primarily attributable to the increase in the number of wholesale customers in the U.S., the increase in the number of Sharper Image brand products offered to these wholesale customers, and to the Company's first organized effort in the development of this marketing channel.

Comparisons of financial data reflect reclassification of certain revenue items.

The Company continually evaluates the profitability of each store location to determine whether or not to expand, remodel, relocate, or close stores.

For the purpose of determining comparable store sales, comparable stores are defined as those which were open during the entire comparable month of the previous year and are compared monthly for purposes of this analysis. Inflationary effects are not considered significant to the growth of sales.

- --------------------------------------------------------------------------------
Sharper Image Corporation

Cost of Products

Cost of products increased $6,415,000, or 6.7% in 1995 from 1994. This increase primarily reflected the increase in cost of products related to increases in net sales. The gross margin rate for 1995 was 49.1%, compared to 48.2% for 1994. The higher gross margin rate for 1995 as compared to 1994 primarily reflected the positive impact of the Company's merchandise mix during 1995, which included a number of high-margin proprietary products, private label and exclusive products, and improved margins on the balance of the merchandise mix.

Cost of products increased $19,327,000, or 25.1% in 1994 from 1993. This increase primarily reflected the increase in cost of products related to increases in net sales. The gross margin rate for 1994 was 48.2%, compared to 46.8% for 1993. The higher gross margin rate for 1994 as compared to 1993 primarily reflected the positive impact of the Company's strategy of emphasizing and expanding its line of proprietary products which have higher margins, and the effect of lower margins associated with a promotion of apparel, footwear and other seasonal items in the prior year.

The Company's gross margin rate fluctuates with the changes in its merchandise mix, which is affected by new items available in various categories. The movement in merchandise mix from category to category from year to year reflects the fact that the Company is an "item" business, as opposed to general lines of merchandise. However, it is impossible to predict future gross margin rates.

Buying and Occupancy

Buying and occupancy expenses increased $1,763,000 or 9.0% in 1995 from 1994. The increase primarily reflected the occupancy costs associated with the ten new stores opened during 1995, and partially to the increase in store rents due to the expiration of certain negotiated rent concessions. Buying and occupancy costs for 1994 were comparable to 1993.

Advertising and Promotion

Advertising and promotion expenses for 1995 increased $10,317,000, or 48.2%, from 1994. The increase in advertising and promotion expense was primarily due to higher catalog costs related to the significant increases in paper costs and partially due to a postage rate increase in January 1995. The increases in paper and postage costs have had a significant effect on the Company. Management estimates that about $5.2 million (on a pre-tax basis) of the increase in advertising and promotion expense was attributable to these higher costs. Another significant factor for the increase in advertising and promotion expense was the costs related to the test mailings of the Sharper Image SPA(R) catalogs. The catalogs mailed under this test concept have generated satisfactory results and the Company plans to continue the test mailings in fiscal 1996. The higher catalog costs also reflect the increase of approximately 4% in the circulation and 7% in the number of pages mailed for The Sharper Image(R) Catalog. These higher catalog costs were partially offset by the Company's efforts to reduce these expenses, which included the trimming of the catalog dimensions by fractions of an inch, and the use of a lighter weight of paper.


Advertising and promotion expenses for 1994 increased $9,535,000, or 80.4%, from 1993. The increases in advertising and promotion expenses were primarily due to an increase in net catalog costs as a result of an increase of 22% in the number of catalogs circulated, and an increase of 105% in the number of catalog pages circulated. The increase can also be attributed to an increase in in-flight and other magazines, and newspaper advertising specifically promoting the Company's proprietary and exclusive products, the testing of the Sharper Image SPA(R) catalog (the first mailing had a working title of Sharper Image Healthy Living(R)), and the increase in paper and postage costs.

While The Sharper Image(R) Catalog serves as the primary source of advertising for its retail stores and mail order business, the Company continually evaluates its advertising strategies to maximize the effectiveness of its advertising programs. In the continuing effort to partially offset higher paper costs, the Company's current plan for fiscal 1996 is to reduce advertising and promotion expenses by reducing catalog pages and the number of catalogs mailed. Although it is impossible to predict, management currently believes that the planned decrease in advertising and promotion expenses would more than offset the effect of the possible decrease in revenues caused by the reduced advertising on a full fiscal year basis.

- --------------------------------------------------------------------------------
Sharper Image Corporation

General, Selling and Administrative

General, selling and administrative (G S & A) expenses for 1995 increased $3,761,000, or 8.5% from 1994, primarily due to increases in overall selling expenses related to the increase in net sales. The increase in G S & A expenses also included increases in personnel costs to support the higher sales volume, an increase in store expenses related to ten new stores opened during 1995, and an increase in net delivery expense related to the increase in mail-order sales. Total G S & A expenses as a percentage of total revenues were 23.5% in 1995 and 1994, and 23.8% in 1993.

General, selling and administrative (G S & A) expenses for 1994 increased $9,213,000, or 26.3% from 1993, primarily due to increases in overall selling expenses related to the increase in net sales, and an increase in expense related to the development of proprietary products. The increase in G S & A expenses also includes an increase in net delivery expense related to a mail-order program, which offers two-day express delivery to mail-order customers at no extra charge.

Loss Due to Store Closures and Earthquake

The Company continually evaluates the profitability of each store location in order to determine whether or not to close stores. The costs related to the closing of stores for 1995 were $62,000. Currently the Company intends to close one or two stores in fiscal 1996, which should not have a material impact on the Company's financial results. The costs related to the closing of stores for 1994 and 1993 were $539,000 and $400,000.

The Company also closed its store in Sherman Oaks, California, which was damaged by the January 1994 Southern California earthquake. The loss related to the earthquake was approximately $500,000.

Other Income (Expense)

Other income (expense) for 1995 increased $730,000 from 1994. The increase in other income (expense) is primarily due to a decrease in interest expense, an increase in interest income from available cash, and the commissions earned from The Sharper Image(R) affinity credit card.

Other income (expense) for 1994 decreased $290,000 from 1993. The decrease in other income (expense) is primarily due to non-recurring credits which included interest on a tax refund, credit for a telephone service agreement, and an increase in interest expense, which was partially offset by increased investment income from available cash.

Income Taxes

The effective tax rate for 1995 and 1994 was 40%. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. In estimating future tax consequences, all expected future events are considered other than changes in the tax law or rates.

Liquidity and Capital Resources

At January 31, 1996, the Company had cash and equivalents of $12,476,000, a decrease of $5,717,000, as compared to $18,193,000 at January 31, 1995. During 1995, the Company met its short-term liquidity needs and its capital requirements with available cash, cash flow provided by operations, trade credit, and the revolving loans. The decrease in cash was primarily due to the increases in property and equipment expenditures related to new and remodeled store merchandise inventory, deferred catalog costs, and the repurchase of common stock. At January 31, 1996, the Company had no amounts outstanding on its revolving loan credit facility. The highest amount of direct borrowing under the credit facility during 1995 was $11,000,000 compared with $2,000,000 in 1994. Letters of credit comments outstanding at January 31, 1996, were $395,000.

- --------------------------------------------------------------------------------
Sharper Image Corporation

Liquidity and Capital Resources (continued)

In September 1994, the Company entered into a five-year revolving secured credit facility with The CIT Group/Business Credit, Inc., a New York corporation. The credit facility allows the Company to borrow and issue letters of credit up to $20,000,000 based upon inventory levels. The credit facility is secured by the Company's inventory, accounts receivable, general intangibles and certain other assets. Borrowings under the credit facility bear interest at either prime plus 0.75% per annum, or LIBOR plus 2.75% per annum. The credit facility contains certain financial covenants pertaining to fixed-charge coverage ratio, leverage ratio, working capital and net worth. The credit facility has limitations on operating leases, other borrowings, dividend payments and stock repurchases.


In November 1994, ING Capital, a former lender, exercised its rights to purchase 413,000 shares of the Company's common stock under the warrant agreement. The Company repurchased all of the outstanding shares owned by ING Capital through the exercise of the warrant. The net cash expended by the Company as a result of the exercise of the warrant by ING Capital and the subsequent repurchase of the shares by the Company was $1,000,000.

The Company's merchandise inventory at January 31, 1996, was approximately 3.2% higher than the prior fiscal year while supporting an increase of 8.5% in net sales. The Company's inventory reflects incremental amounts for the support of ten new stores opened during 1995,the new Sharper Image SPA(R) catalog concept, and the expanding wholesale business.

The Company leases all of its offices, stores, and seasonal warehouse space. The Company opened ten new stores in 1995, including two original. The Sharper Image(R) stores located in White Plains, New York (March 1995) and St. Louis, Missouri (June 1995), one outlet store located in Milpitas, California (November
1995), and three Sharper Image Design(tm) stores located in Kahului, Hawaii (June 1995), Aspen, Colorado (July 1995), and Reno, Nevada (October 1995). The Company also opened four Sharper Image SPA(R) stores located in Walnut Creek, California (August 1995), St. Louis, Missouri (October 1995), Short Hills, New Jersey (November 1995), and Skokie, Illinois (December 1995). The Sharper Image SPA(R) store is a new test concept the Company launched during fiscal 1995 to target female customers. Eleven existing Sharper Image(tm) stores were remodeled to increase the selling square footage to improve sales productivity, as well as to provide an updated appeal. With favorable terms from the lessors, three stores were relocated within the same shopping mall. One existing location is currently being reconfigured and will re-open as a Sharper Image Design(tm) store. The Company closed two stores in 1995 as the leases expired, and one store in 1994.

The Company also expanded its existing distribution center, located in Little Rock, Arkansas, from 50,000 square feet to approximately 110,000 square feet. The expansion costs of the distribution center were financed with a $3 million mortgage loan, which was funded in December 1995.

The Company is currently planning to open four to six new stores during fiscal 1996. Total capital expenditures estimated for new and existing stores, including the remodel and the relocation of a number of existing stores, corporate headquarters, and the distribution center for fiscal 1996 are between $6.0 to $8.0 million.

Seasonality

The Company's business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the Christmas season. The secondary peak period for the Company is June, reflecting the gifting for Father's Day and graduations. A substantial portion of the Company's total revenues and all or most of the Company's net earnings occur in the fourth quarter ending January 31. The Company generally experiences lower revenues and earnings during the other quarters and, as is typical in the retail industry, has incurred and may continue to incur losses in these quarters. The results of operations for these interim periods are not necessarily indicative of the results for the full fiscal year.

General

The forward looking statements contained in this annual report are only our predictions and objectives. Actual events or results may differ materially. We refer you to the documents that the Company files with the SEC, such as our Form 10-Q and Form 10-K reports. These documents identify important factors that could cause our actual results to differ from our current expectations and the forward looking statements contained in this annual report.

Independent Auditors' Report
- --------------------------------------------------------------------------------
Sharper Image Corporation


Board of Directors
Sharper Image Corporation
San Francisco, California

We have audited the accompanying balance sheets of Sharper Image Corporation as of January 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended January 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an option on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Sharper Image Corporation as of January 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 31, 1996 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

San Francisco, California
March 22, 1996

STATEMENTS OF OPERATIONS
- -----------------------------------------------------------------------------
Sharper Image Corporation



                                                                  Fiscal Year
                                                               Ended January 31,
                                                   --------------------------------------
Dollars in thousands except per share amounts        1996           1995           1994
- -----------------------------------------------------------------------------------------

Revenues:
   Sales .....................................  $   230,410   $   212,785   $   163,474
   Less: returns and allowances ..............       28,010        26,208        18,008
                                                -----------   -----------   -----------
   Net Sales .................................      202,400       186,577       145,466
   List rental ...............................        1,102         1,442         1,159
   Licensing .................................          682           516           816
                                                -----------   -----------   -----------
                                                    204,184       188,535       147,441
                                                -----------   -----------   -----------
Costs and Expenses:
   Costs of products .........................      102,728        96,313        76,986
   Buying and occupancy ......................       21,314        19,551        19,661
   Advertising and promotion .................       31,710        21,393        11,858
   General, selling and administrative .......       48,010        44,249        35,036
   Loss due to store closures and earthquake..           62           539           900
                                                -----------   -----------   -----------
                                                    203,824       812,045       144,441
                                                -----------   -----------   -----------

Other Income (Expense):
   Interest income (expense)--net ............          220          (164)         (415)
   Other--net ................................          159          (187)          354
                                                -----------   -----------   -----------
                                                        379          (351)          (61)
                                                -----------   -----------   -----------
Earnings Before Income Taxes .................          739         6,139         2,939
Income Taxes .................................          295         2,456         1.176
                                                -----------   -----------   -----------
Net Earnings .................................  $       444   $     3,683   $     1.763
                                                -----------   -----------   -----------
Net Earnings Per Share .......................  $       .05   $       .41   $       .20
                                                -----------   -----------   -----------
Weighted Average Number of Shares ............    8,682,078     8,899,289     8,683,929
                                                -----------   -----------   -----------


                       See Notes to Financial Statements.

BALANCE SHEETS
- --------------------------------------------------------------------------------
Sharper Image Corporation


                                                                January 31,
                                                           ---------------------
Dollars in thousands except per share amounts                1996         1995
- --------------------------------------------------------------------------------

Assets

Current Assets:

  Cash and equivalents .................................     $12,476     $18,193
  Accounts receivable, net of allowance
    for doubtful accounts of $461 and $291 .............       4,436       3,234
  Merchandise inventories ..............................      24,313      23,555
  Deferred catalog costs ...............................       4,135       3,022
  Prepaid expenses and other ...........................       2,576       2,097
                                                             -------     -------
Total Current Assets ...................................      47,936      50,101
Property and Equipment, Net ............................      20,726      12,694
Deferred Taxes and Other Assets ........................       1,794       1,241
                                                             -------     -------
  Total Assets .........................................     $70,456     $64,036
                                                             -------     -------
Liabilities and Stockholders' Equity

Current Liabilities:

  Accounts payable .....................................     $13,994     $ 9,443
  Accrued expenses .....................................      11,230      11,640
  Deferred revenue .....................................       4,893       3,612
  Income taxes payable .................................         363       2,246
  Current portion of notes payable .....................         223         149
                                                             -------     -------
Total Current Liabilities ..............................      30,703      27,090
Notes Payable ..........................................       3,355         838
Other Liabilities ......................................       3,640       3,316
                                                             -------     -------
Total Liabilities ......................................      37,698      31,244

Stockholders' Equity

  Preferred stock, $0.01 par value:
    Authorized, 3,000,000 shares: Issued and outstanding, none

  Common stock, $0.01 par value:
    Authorized, 25,000,000 shares: Issued and
    outstanding, 8,250,980 and 8,283,140 shares ........          82          83
  Additional paid-in capital ...........................       9,555      10,032
  Retained earnings ....................................      23,121      22,677
                                                            --------    --------
Total Stockholders' Equity .............................      32,758      32,792
                                                            --------    --------
  Total Liabilities and Stockholders' Equity ...........     $70,456     $64,036
                                                            --------    --------


                       See Notes to Financial Statements.



STATEMENTS OF STOCKHOLDERS' EQUITY
- --------------------------------------------------------------------------------
Sharper Image Corporation



                                                                       Additional
                                           Common           Stock        Paid-in       Retained
Dollars in thousands                       Shares           Amount       Capital       Earnings         Total
- ---------------------------------------------------------------------------------------------------------------

Balance at January 31, 1993 .........     8,239,000        $   82         $10,712       $17,231        $28,025
Issuance of common stock
  for stock options .................        42,470              1             79                           80
Net income ..........................                                                     1,763          1,763
                                         ----------        -------       --------       -------        -------

Balance at January 31, 1994 .........     8,282,370             83         10,791         18,994        29,868
Issuance of common stock for
  stock options and warrant
  (including tax benefit) ...........       470,070              5          1,773                        1,778
Repurchase of common stock ..........      (469,300)            (5)        (2,532)                      (2,537)
Net income ..........................                                                    3,683           3,683
                                         ----------        -------       --------       -------        -------

Balance at January 31, 1995 .........     8,283,140             83         10,032        22,677         32,792

Issuance of common stock
  for stock options .................        62,640              1            127                          128
Repurchase of common stock ..........       (94,800)            (2)          (604)                        (606)
  Net income                                                                                444            444
                                         ----------        -------       --------       -------        -------
Balance at January 31, 1996 .........     8,250,980        $    82        $ 9,555       $23,121        $32,758
                                         ----------        -------       --------       -------        -------


                       See Notes to Financial Statements.

STATEMENTS OF CASH FLOWS
- -------------------------------------------------------------------------------------------------
Sharper Image Corporation


                                                                         Fiscal Year
                                                                     Ended January 31,
                                                          ---------------------------------------
Dollars in thousands                                          1996      1995           1994
- -------------------------------------------------------------------------------------------------
Cash was Provided by (Used for) Operating Activities:

  Net earnings ............................................   $    444     $ 3,683     $ 1,763
  Adjustments to reconcile net earnings to net cash
  provided by operations:
    Depreciation and amortization .........................      3,461       3,269       3,352
    Deferred rent expense .................................         69          (3)       (146)
    Deferred income taxes .................................       (127)        (63)        (92)
  Change in operating assets and liabilities:
    Accounts receivable ...................................     (1,202)        581        (546)
    Merchandise inventories ...............................       (758)      1,806      (2,986)
    Deferred catalog costs, prepaid expenses and other ....     (2,018)       (743)        101
    Accounts payable and accrued expenses .................      4,141       4,953        (177)
    Deferred revenue and other liabilities ................       (347)      1,235         561
                                                              --------     -------     -------
Cash Provided by Operating Activities .....................      3,663      14,718       1,830
                                                              --------     -------     -------
Cash was Provided by (Used for) Investing Activities:
  Property and equipment expenditures .....................    (11,507)     (2,655)     (2,060)
  Disposals of equipment ..................................         14         191          44
                                                              --------     -------     -------
Cash Used for Investing Activities ........................    (11,493)      2,464)     (2,016)
                                                              --------     -------     -------
Cash was Provided by (Used for) Financing Activities:
  Issuance of common stock for stock options and warrant...        128       1,778          80
  Repurchase of common stock ..............................       (606)     (2,537)         --
  Proceeds from notes payable and revolving loan ..........     14,000       2,000       6,783
  Principal payments on notes payable and revolving loan...    (11,409)     (2,168)     (6,656)
                                                              --------     -------     -------
Cash Provided by (Used for) Financing Activities ..........      2,113        (927)        207
                                                              --------     -------     -------

Net Increase (Decrease) in Cash and Equivalents ...........     (5,717)     11,327          21
Cash and Equivalents at Beginning of Period ...............     18,193       6,866       6,845
                                                              --------     -------     -------
Cash and Equivalents at End of Period .....................   $ 12,476     $18,193     $ 6,866
                                                              --------     -------     -------

Supplemental Disclosure of Cash Paid for:
  Interest ................................................   $    312     $   288     $   247
  Income Taxes ............................................   $  1,971     $ 1,008     $   419


                       See Notes to Financial Statements.

Notes to Financial Statements
- -------------------------------------------------------------------------------
Sharper Image Corporation

Fiscal Years Ended January 31, 1996, 1995, and 1994

Note A--Summary of Significant Accounting Policies

The Company is a specialty retailer which creates and sells a unique assortment of original gifts and entertaining products through its retail stores, catalogs, and other marketing channels throughout the United States. The Company also has stores and catalog operations internationally through licensees. Additional revenue is derived from rental of the Company's Mailing list and from licensing activities relating to the Company's trade name.

Revenue Recognition: Catalog sales are recorded when merchandise is shipped. Deferred revenue represents unfilled cash orders and merchandise certificates outstanding at the end of the fiscal period. Mailing list rental revenue is recognized when the list is fulfilled.

Accounting Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments: The carrying value of cash, accounts receivable, accounts payable, and notes payable approximates the estimated fair value.

Merchandise Inventories: Merchandise inventories are stated at lower of cost (first-in, first-out method) or market.

Cash and Equivalents: Cash and equivalents represent cash and short-term, highly liquid investments with maturities of three months or less.

Deferred Catalog and Advertising Costs: Direct costs incurred for the production and distribution of catalogs are capitalized. Capitalized catalog costs are amortized, once the catalog is mailed, over the expected sales period which is generally three months. Other advertising costs are expensed as incurred and amounted to $3,807,000, $3,019,000, and $1,754,000 for the fiscal years ended January 31, 1996, 1995, and 1994.

Property and Equipment: Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the various assets which range from three to ten years for office furniture and equipment, and transportation equipment, and 40 years for the building. Leasehold improvements are amortized using the straight-line method over the lesser of their estimated useful lives or the term of the applicable lease which ranges from 7 to 18 years.

Income Taxes: Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. In estimating future tax consequences, all expected future events are considered other than changes in the tax law or rates.

Earnings Per Share: Earnings per share are based on weighted average common shares outstanding which include common stock equivalents (stock options and stock warrant).

Reclassification: Certain reclassifications have been made to prior years' financial statements in order to conform with the classifications of January 31, 1996 financial statements.

New Accounting Standards: In 1997, the Company is required to adopt Statement of Financial Accounting Standards (SFAS) No. 121. "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." SFAS No. 121 establishes recognition and measurement criteria for impairment losses when the Company no longer expects to recover the carrying value of a long-lived asset. The effect of adopting SFAS No. 121, while not yet determined, is not expected to be material.

The Company is required to adopt Statement of Financial Accounting Standards No.
123. "Accounting for Stock-Based Compensation" in the fiscal year ending January 31, 1997. SFAS No. 123 establishes accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans. Under SFAS No. 123, the Company may either adopt the new fair value based accounting method or continue the intrinsic value based method and provide pro forma disclosures of net income and earnings per share as if the accounting provisions of SFAS No. 123 had been adopted. The Company plans to adopt only the disclosure requirements of SFAS No. 123; therefore such adoption will have no effect on the Company's net earnings or cash flows.

- -------------------------------------------------------------------------------
Sharper Image Corporation

Fiscal Years Ended January 31, 1996, 1995, and 1994

Note B--Property and Equipment

Property and equipment is summarized as follows:

                                                             Fiscal Year Ended
                                                                 January 31,
                                                            --------------------
Dollars in thousands                                          1996        1995
- --------------------------------------------------------------------------------

Leasehold improvements .................................     $22,542     $18,875

Office furniture and equipment .........................      23,264      18,929

Transportation .........................................       2,266       1,927

Land ...................................................          53          53

Building ...............................................       2,873         227
                                                             -------     -------
                                                              50,998      39,911

Less accumulated depreciation and amortization .........      30,272      27,217
                                                             -------     -------
                                                             $20,726     $12,694
                                                             -------     -------

Note C--Other Assets

In May 1995, the Company entered into an agreement, under which the Company will advance the premiums on a split-dollar life insurance policy for its Chairman of the Board, Founder, and Chief Executive Officer. The Company has an interest in the insurance benefits equal to the amount of the premiums advanced. The amount receivable for premiums advanced as of January 31, 1996 was $196,000.

Note D--Revolving Loan and Notes Payable

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

At January 31, 1996 and 1995, the Company had no amounts outstanding on its revolving loan credit facility. Letters of credit commitments as of January 31, 1996 were $395,000.

Notes payable included two mortgage loans collateralized by certain property and equipment. In connection with the expansion of the Company's distribution center which was completed in October 1995, the Company refinanced the mortgage loan collateralized by the distribution center and paid off the existing mortgage (Note G). The new note in the amount of $3 million was funded in December 1995, bears interest at a fixed rate of 8.40%, provides for monthly payments of principal and interest in the amount of $29,367, and matures in January 2011. The other note bears interest at a variable rate equal to the rate on 30-day commercial paper plus 3.82%, provides for monthly payments of principal and interest in the amount of $14,320, and matures in January 2000. Future minimum principal payments on notes payable are as follows:

Dollars in thousands
- -------------------------------------------------------------------------------
Year ending January 31,
1997 ............................................................ $  223
1998 ............................................................    259
1999 ............................................................    279
2000 ............................................................    287
2001 ............................................................    147
Later years .....................................................  2,383
                                                                  -------
Total notes payable..............................................  $3,578
                                                                  -------

- -------------------------------------------------------------------------------
Sharper Image Corporation

Fiscal Years Ended January 31, 1996, 1995, and 1994

Note E--Income Taxes

                                                      Fiscal Year
                                                   Ended January 31,
                                        ----------------------------------------
Dollars in thousands                      1996            1995            1994
- --------------------------------------------------------------------------------
Currently payable:
        Federal ................        $   359         $ 2,144         $ 1,038
        State ..................             63             375             230
                                        -------         -------         -------
                                            422           2,519           1,268

Deferred:
        Federal ................           (107)            (54)            (79)
        State ..................            (20)             (9)            (13)
                                        -------         -------         -------
                                           (127)            (63)            (92)
                                        -------         -------         -------
                                        $   295         $ 2,456         $ 1,176
                                        -------         -------         -------

The difference between the effective income tax rate and the United States federal income tax rate is summarized as follows:


                                                           Fiscal Year
                                                         Ended January 31,
                                                 ------------------------------
                                                    1996       1995       1994
                                                 ------------------------------
Federal tax rate ..............................     34.0%      34.0%      34.0%
State income tax, less federal benefit ........      6.0        6.0        6.0
                                                    ----       ----       ----
Effective tax rate ............................     40.0%      40.0%      40.0%
                                                    ----       ----       ----

Deferred taxes result from differences in the recognition of expense for income tax and financial reporting purposes. Temporary differences which give rise to deferred tax assets (liabilities) are as follows:

                                                       January 31,    January 31
Dollars in thousands                                      1996           1995
- --------------------------------------------------------------------------------

Current
        Nondeductible reserves .................        $ 2,844         $ 2,471
        Deferred catalog costs .................         (1,654)         (1,209)
        State taxes ............................           (522)           (411)
        Valuation allowance ....................           --              --
                                                        -------         -------
Current--net ...................................            668             851
                                                        -------         -------
Noncurrent
        Deferred rent ..........................          1,251           1,185
        Depreciation ...........................          1,248             831
        Deductible software costs ..............           (800)           (667)
        Other--net .............................           (148)           (108)
        Valuation allowance ....................           --              --
                                                        -------         -------
Noncurrent--net ................................          1,551           1,241
                                                        -------         -------
Total ..........................................        $ 2,219         $ 2,092
                                                        -------         -------

- -------------------------------------------------------------------------------
Sharper Image Corporation

Fiscal Years Ended January 31, 1996, 1995, and 1994

Note F--Leases

The Company leases its offices, retail facilities, and equipment under operating leases for terms expiring at various dates from 1997 to 2009. Under the terms of certain of the leases, rents are adjusted annually for changes in the consumer price index and increases in property taxes. The aggregate minimum annual lease payments under leases in effect at January 31, 1996, are as follows:

                                                       Operating
Dollars in thousands                                     Leases
- ----------------------------------------------------------------
Year Ending January 31,
1997 ..............................................      $12,416
1998 ..............................................       12,163
1999 ..............................................       11,378
2000 ..............................................       10,961
2001 ..............................................        9,184
Later years........................................       20,846
                                                         -------
Total minimum lease commitments....................      $76,948
                                                         -------

Many of the Company's leases contain predetermined fixed escalations of the minimum rentals during the initial term. For these leases, the Company has recognized the related rental expense on a straight-line basis and has recorded the difference between the expense charged to income and amounts payable under the leases as deferred rent which is included in Other Liabilities.

Some store leases contain renewal options for periods ranging up to five years. Most leases also provide for payment of operating expenses, real estate taxes, and for additional rent based on a percentage of sales.

Net rental expense for all operating leases was as follows:

                                                             Fiscal Year
                                                          Ended January 31,
                                                 -------------------------------
Dollars in thousands                                1996       1995        1994
- --------------------------------------------------------------------------------
Minimum rentals ............................     $11,917     $11,094     $11,280
Percentage rentals and other charges .......       5,093       4,540       4,262
                                                 -------     -------     -------
                                                 $17,010     $15,634     $15,542
                                                 -------     -------     -------

Note G--Related Party Transactions

The Company purchased, for resale, gemstones and jewelry of $255,000 for the fiscal year ended January 31, 1994, from a vendor controlled by a minority stockholder and director of the Company. The purchase arrangement was terminated during 1993. In October 1993, the Company refinanced one of its existing mortgage loans with a loan of $300,000 from this minority stockholder and director. This loan balance of $256,000 was paid in full in December 1995.

During 1993, the Company acquired the rights to manufacture certain products along with related tooling and equipment from a former director of the Company. A payment of $301,000 was made at the time of the agreement. The agreement provided for ongoing manufacturing assistance based on sales of certain products with a minimum fee of $25,000 per month through January 31, 1995, and a maximum total to be paid of $1,000,000. Under the agreement, the Company paid $640,000 and $260,000 for the fiscal years ended January 31, 1995 and 1994. In October 1994, the Company negotiated for the early settlement of all amounts and obligations due under this agreement, and no further payments are required.

- --------------------------------------------------------------------------------
Sharper Image Corporation

Fiscal Years Ended January 31, 1996, 1995, and 1994

Note H--Stockholders' Equity

Under the Company's stock repurchase program, the Company is authorized by its Board of Directors to repurchase up to $1,600,000 of common stock. During 1995 and 1994, the Company repurchased 94,800 shares for $606,000 and 56,300 shares for $378,000 under this stock repurchase program. Through January 31, 1996, the Company has repurchased a total of 151,100 shares at an average price of $6.54 per share.

In November 1994, ING Capital, a former lender, exercised its rights to purchase 413,000 shares of the Company's common stock under a warrant agreement at $2.80 per share, which represented the fair market value of the Company's stock at the date of the warrant issuance, plus an amount equal to 15% of the excess of the current market value of the Company's stock at the time of exercise over $5.00 per share. Under a separate resolution, the Board approved the repurchase of the outstanding shares owned by ING Capital. The net cash expended by the Company as a result of the exercise of the warrant and the subsequent repurchase of the shares was $1,000,000.

Under the Company's 1985 Stock Option Plan, as amended, non-qualified options to purchase common stock are granted to officers, key employees and consultants. Options generally vest over a four to six year period from the date of the grant and are priced at fair market value at the date of the grant. During 1995, with stockholders' approval, the Company amended the 1985 Stock Option Plan to increase the number of shares of its common stock reserved for the issuance of additional stock options by 750,000 shares, limit the maximum number of shares any one individual may be granted per fiscal year, expand the eligibility provisions to allow individuals owning more than 25% of the Company's common stock to receive stock options and render the non-employee members of the Board ineligible to receive stock option grants under this plan.

In 1995, the Company also implemented the 1994 Non-Employee Directors Stock Option Plan, as approved by stockholders, to allow for stock option grants of common stock to the non-employee members of the Board of Directors. Options will be immediately exercisable, vest over one year of Board service from the date of the grant, and are priced at fair market value at the date of the grant. Any shares purchased under the option will be subject to repurchase by the Company upon the optionee's cessation of Board service prior to vesting.

At January 31, 1996, the Company has reserved 809,610 shares and 36,000 shares, under the 1985 Stock Option Plan and the 1994 Non-Employee Directors Stock Option Plan, respectively, for the granting of additional stock options. As of January 31, 1996 and 1995, total options exercisable under all plans were 624,000 and 569,000.

The following table reflects the activity under these plans:

                                                     1994 Non-Employee Directors
                              1985 Stock Option Plan       Stock Option Plan
                              ---------------------- ---------------------------
                              Options  Average Price    Options  Average Price
                              Outstanding  Per Share    Outstanding  Per Share
- --------------------------------------------------------------------------------
Balance at January 31, 1993    749,910      $1.96
   Granted                     104,500      $2.02
   Exercised                   (42,470)     $1.88
   Cancelled                   (55,350)     $1.75
                              --------
Balance at January 31, 1994    756,590      $1.99
   Granted                     370,100      $6.73          8,000        $6.88
   Exercised                   (57,070)     $1.94
   Cancelled                  (113,950)     $1.98
                              --------                    ------
Balance at January 31, 1995    955,670      $3.85          8,000        $6.88
   Granted                     624,100      $5.65          6,000        $5.96
   Exercised                   (62,640)     $2.06
   Cancelled                  (352,860)     $6.80
                              --------                    ------
Balance at January 31, 1996  1,164,270      $4.00         14,000        $6.55
                             ---------                    ------

- -------------------------------------------------------------------------------
Sharper Image Corporation

Fiscal Years Ended January 31, 1996, 1995, and 1994

Note I--Loss Due to Store Closures and Earthquake

The Company continually evaluates the profitability of each store location in order to determine whether or not to close stores. The costs related to the closing of stores which includes lease commitment buyouts and the write-off of leasehold improvements, for the fiscal year ended January 31, 1996, 1995, and 1994 were $62,000, $539,000, and $400,000. In fiscal year ended January 31,
1994, the Company closed its store in Sherman Oaks, California which was damaged by the Southern California earthquake, and recorded a loss of approximately $500,000.

Note J--Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the resolution of these matters will not have an adverse material effect on the Company's financial condition.

Note K--Quarterly Financial Information (Unaudited)

                                                              Three Months Ended
                                                 -----------------------------------------------
                                                  April 30,  July 31,   October 31,  January 31,
Dollars in thousands except per share amounts       1995       1995        1995         1995
- ------------------------------------------------------------------------------------------------

Revenues                                         $ 37,696    $ 45,764    $ 41,335    $ 79,389
Expenses
   Cost of products                                19,166      22,614      20,582      40,366
   Buying and occupancy                             4,903       5,199       5,370       5,842
   Advertising and promotion                        5,604       8,757       5,860      11,489
   General, selling and administration              9,791      11,838      10,847      16,034
   Loss due to store closures                                                              62
Other income (expense)                                213         213         (67)         20

Earnings (loss) before income tax (credit)         (1,555)     (1,931)     (1,391)      5,616
Income taxes (credit)                                (622)       (772)       (556)      2,245

Net earnings (loss)                              $   (933)   $ (1,159)   $   (835)   $  3,371

Net earnings (loss per share(1)                  $  (0.11)   $  (0.14)   $  (0.10)   $   0.39

                                                              Three Months Ended
                                                 -----------------------------------------------
                                                  April 30,   July 31,   October 31,  January 31,
Fiscal year ended January 31, 1995                  1994        1994        1994        1994
- ------------------------------------------------------------------------------------------------

Revenues                                         $ 30,716    $ 41,027    $ 39,225    $ 77,567
Expenses
   Cost of products                                16,167      20,796      20,283      39,067
   Buying and occupancy                             4,771       4,778       4,791       5,211
   Advertising and promotion                        2,769       5,376       4,504       8,744
   General, selling and administration              8,567       9,512      10,111      16,059
   Loss due to store closures                                                 427         112
Other income (expense)                                (94)       (262)       (256)        261

Earnings (loss) before income tax (credit)         (1,652)        303      (1,147)      8,635
Income taxes (credit)                                (661)        122        (459)      3,454

Net earnings (loss)                              $   (991)   $    181    $   (688)   $  5,181

Net earnings (loss per share                     $  (0.12)   $  (0.02)   $  (0.08)   $   0.59

(1) Net earnings per share for the fiscal year and for quarters with net earnings are computed based on weighted average common shares outstanding which include common stock equivalents (stock options and stock warrant). Net loss per share for quarters with net losses is computed based solely on weighted average common shares outstanding. Therefore the net earnings (loss) per share for each quarter do not sum up to the earnings per share for the full fiscal year.

Corporate Data
- -------------------------------------------------------------------------------
Sharper Image Corporation

Board of Directors                               Corporate Information
- -----------------------------------------------  -------------------------------
Richard Thalheimer        Maurice Gregg          Corporate Headquarters
Founder                   Retail Financial       650 Davis Street
Chairman of the Board     Consultant             San Francisco, CA 94111
and Chief Executive                              Telephone (415) 445-6000
Officer                   Lawrence Feldman       FAX: (415) 445-1574
                          Chairman Emeritus
Elyse Eng Thalheimer      San Francisco Mart     Transfer Agent and
                                                 Registrar
Alan Thalheimer           J. Gary Shansby        First Interstate Bank
Retired Business          Founder                345 California Street
Executive                 The Shansby Group      San Francisco, California 94104

                                                 Corporate Counsel
Officers                                         Brobeck, Phleger & Harrison LLP
- ----------------------------------------------
Richard Thalheimer        Greg Hickey            One Market Plaza
Founder                   Vice President         Spear Street Tower
Chairman of the Board     Management             San Francisco, California 94105
and Chief Executive       Information Systems
Officer                                          Certified Public Accountants
                                                 Deloitte & Touche LLP
Craig Womack              Barry Jacobsen         50 Fremont Street
President                 Vice President         San Francisco, CA 94105
Chief Operating Officer   Distribution
                                                 SEC Form 10-K
Vincent Barriero          Mary MacKenzie         A copy of the Company's annual
Senior Vice President     Vice President         report to the Securities and
Chief Information Officer Human Resources        Exchange Commission of Form
Assistant Corporate                              10-K (exclusive of exhibits) is
Secretary                 Richard Mueller        available without charge upon
                          Vice President         written request to:
Shannon King              Merchandising            Investor Relations
Senior Vice President                              The Sharper Image
Merchandising             Woodrow Nelson           650 Davis Street
                          Vice President           San Francisco, CA 94111
Sydney Klevatt            Creative Services
Senior Vice President                            Annual Meeting
Marketing                 Charles Taylor         Annual Meeting of Stockholders
                          Vice President         of The Sharper Image will be
Tracy Wan                 TSI Design             held on Monday, June 10, 1996,
Senior Vice President                            at 2 pm at the World Trade
Chief Financial Officer   Joe Williams           Center, Ferry Building, Yerba
                          Vice President         Buena Room, San Francisco,
Jennifer Grellman         Loss Prevention        California
Vice President
Corporate Marketing

- --------------------------------------------------------------------------------
Common Stock Market Prices and Dividend Policy

The   common   stock  of   Sharper   Image   Fiscal Year 1995    High      Low
Corporation   is  traded  in  the   Nasdaq   First Quarter       7-5/8     5-1/2
National Market under the symbol SHRP. The   Second Quarter      7-1/2     5-1/2
following   table  sets  forth,   for  the   Third Quarter       7-5/8     5-1/2
periods indicated, the range of high and Fourth Quarter 6-5/8 4-5/8 low prices reported for the common stock.

The Company has not paid cash dividends to holders of its common stock.
                                                                              27