Form 10-Q
period 1996-04-30
SHARPER IMAGE CORP
filed 1996-06-14
CIK 811696

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 1996 or

[   ]    Transition  report  pursuant to Section 13 or 15(d)  of the  Securities
         Exchange Act of 1934 for the transition period from __________________ to __________________


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

       Registrant's telephone number, including area code: (415) 445-6000



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.           Yes  X   No
                                                -----   -----



Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

  Common Stock, $0.01 par value, 8,260,480 shares as of June 13, 1996

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


SHARPER IMAGE CORPORATION
CONDENSED BALANCE SHEETS
(Unaudited)

                                                                April 30,       January 31,       April 30,
Dollars in thousands, except per share amount                       1996            1996             1995
                                                                ----------      -----------        ---------
ASSETS
Current Assets:
   Cash and equivalent                                              $ 858         $ 12,476          $12,610
   Accounts receivable, net of allowance for doubtful
    accounts of $331, $461 and $401                                 4,296            4,436            5,007
   Merchandise inventories                                         32,516           24,313           27,108
   Deferred catalog costs                                           4,501            4,135            5,823
   Prepaid expenses and other                                       4,103            2,576            3,107
                                                                 --------         --------         --------
Total Current Assets                                               46,274           47,936           53,655
Property and Equipment, Net                                        21,141           20,726           12,952
Deferred taxes and other assets                                     1,802            1,794              947
                                                                 --------         --------         --------
  Total Assets                                                   $ 69,217         $ 70,456         $ 67,554
                                                                 ========         ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                         $ 26,677         $ 25,224         $ 27,718
   Deferred revenue                                                 4,861            4,893            4,173
   Income taxes payable                                                 -              363                -
   Current portion of notes payable                                   246              223              152
                                                                 --------         --------         --------
Total Current Liabilities                                          31,784           30,703           32,043
Notes Payable                                                       3,274            3,355              799
Other Liabilities                                                   3,613            3,640            3,321
                                                                 --------         --------         --------
Total Liabilities                                                  38,671           37,698           36,163
                                                                 --------         --------         --------

Stockholders' Equity:
 Preferred stock, $0.01 par value:
  Authorized 3,000,000 shares: Issued and outstanding, none             -                -                -
 Common stock, $0.01 par value:
  Authorized 25,000,000 shares: Issued and outstanding,
  8,255,480, 8,250,980 and 8,217,380 shares                            83               82               83
 Additional paid-in capital                                         9,563            9,555            9,564
 Retained earnings                                                 20,900           23,121           21,744
                                                                 --------         --------         --------
Total Stockholders' Equity                                         30,546           32,758           31,391
                                                                 --------         --------         --------
  Total Liabilities and Stockholders' Equity                     $ 69,217         $ 70,456         $ 67,554
                                                                 ========         ========         ========

                                       2

SHARPER IMAGE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                                                         Three Months Ended
Dollars in thousands, except per share amounts                 April 30,
                                                               ---------
                                                           1996           1995
                                                           ----           ----

REVENUES:
   Sales                                               $  40,730      $  42,639
   Less: returns and allowances                            5,104          5,695
                                                       ---------      ---------
  Net Sales                                               35,626         36,944
   Other revenue                                             875            752
                                                       ---------      ---------
                                                          36,501         37,696
                                                       ---------      ---------
COST AND EXPENSES:
   Cost of products                                       19,245         19,166
   Buying and occupancy                                    5,601          4,903
   Advertising and promotion                               4,726          5,604
   General, selling, and administrative                   10,651          9,791
                                                       ---------      ---------
                                                          40,223         39,464
                                                       ---------      ---------
OPERATING LOSS                                            (3,722)        (1,768)

OTHER INCOME (EXPENSE):
   Interest income-net                                         8            216
   Other-net                                                  13             (3)
                                                       ---------       ---------
                                                              21            213
                                                       ---------       ---------

Loss Before Income Tax Benefit                            (3,701)        (1,555)

Income Tax Benefit                                        (1,480)          (622)
                                                       ----------      ---------

Net Loss                                               $  (2,221)      $   (933)
                                                       ==========      =========

Weighted Average Number of Shares                      8,252,124      8,250,157

Net Loss Per Share                                     $   (0.27)     $   (0.11)
                                                       ==========     =========

SHARPER IMAGE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)                                                   Three Months Ended
                                                                  April 30,
Dollars in thousands                                           1996        1995
                                                               ----        ----

Cash was Provided by (Used for) Operating Activities:
   Net loss                                                $ (2,221)    $  (933)
   Adjustments to reconcile net loss to net cash
   provided by (used for) operations:
     Depreciation and amortization                              978         823
     Deferred rent expense                                        5          21
     Deferred income taxes                                   (1,481)       (622)
  Changes in:
     Merchandise inventories                                 (8,203)     (3,553)
     Accounts receivable                                        140      (1,773)
     Deferred catalog costs, prepaid expenses and other        (420)     (2,895)
     Accounts payable and accrued expenses                    1,453       6,635
     Deferred revenue and other liabilities                    (427)     (1,701)
                                                            --------    --------
Cash Used for Operating Activities                          (10,176)     (3,998)
                                                            --------    --------

Cash was Provided by (Used for) Investing Activities:
   Property and equipment expenditures                       (1,418)     (1,081)
   Disposal of equipment                                         25           -
                                                            -------     -------
Cash Used for Investing Activities                           (1,393)     (1,081)
                                                            --------    --------

Cash was Provided by (Used for) Financing Activities:
   Issuance of common stock for stock options                     9          19
   Repurchase of common stock                                     -        (487)
   Principal payments on notes payable                          (58)        (36)
                                                           ---------    --------
Cash Used for Financing Activities                              (49)       (504)
                                                           ---------    --------

Net Decrease in Cash and Equivalents                        (11,618)     (5,583)
                                                           ---------    --------
Cash and Equivalents at Beginning of Period                  12,476      18,193
                                                           --------     -------

Cash and Equivalents at End of Period                      $    858     $12,610
                                                           ========     =======



Supplemental Disclosure of Cash Paid for:
   Interest                                                $    106     $    34
   Income Taxes                                            $    459     $ 1,845

                            SHARPER IMAGE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                Three-month periods ended April 30, 1996 and 1995

                                   (Unaudited)
NOTE A- Financial Statements

The balance sheets at April 30, 1996 and 1995, and the statements of operations and cash flows for the three-month periods ended April 30, 1996 and 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 1996 and 1995, and for all periods presented, have been made. The Company's business is seasonal in nature and the results of operations for the interim periods presented are not necessarily indicative of the results for the full fiscal year.

The balance sheet at January 31, 1996, presented herein, has been derived from the audited balance sheet of the Company.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted from these interim financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report.

NOTE B- Revolving Loan and Notes Payable

In September 1994, the Company entered into a five-year revolving secured credit facility with The CIT Group/Business Credit, Inc. ("CIT"). The credit facility allows the Company to borrow funds and issue letters of credit up to $20 million based upon inventory levels. The credit facility is secured by the Company's inventory, accounts receivable, general intangibles and certain other assets. Borrowings under the credit facility bear interest at either prime plus 0.75% per annum, or at LIBOR plus 2.75% per annum. The credit facility contains certain financial covenants pertaining to fixed charge coverage ratio, leverage ratio, working capital and net worth. The credit facility has limitations on operating leases, other borrowings, dividend payments and stock repurchases.

In May 1996, an amendment to the secured credit facility was completed with CIT to provide for term loans for capital expenditures ("CAPEX Term Loans") up to an aggregate amount of $4.5 million. As a result of the amendment, the total secured credit facility was increased to $24.5 million and the expiration has been extended for an additional two years to September 2001. The CAPEX Term Loans allow the Company to borrow amounts for the acquisition of capital improvements. Amounts borrowed under the CAPEX Term Loans bear interest at either prime plus 1% per annum, or at LIBOR plus 3% per annum.

Each CAPEX Term Loan is to be repaid in 36 equal monthly principal installments. Certain financial covenants of the secured credit facility were revised in the amendment. CIT received warrants for 25,000 shares of the Company's common stock exercisable at any time within five years at an exercise price of $6.00 per share.

At April 30, 1996, the Company had no amounts  outstanding on its revolving loan
credit  facility.   Letters  of  credit  commitments  at  April  30,  1996  were
$2,174,000.

Notes payable included two mortgage loans collateralized by certain property and equipment. In connection with the expansion of the Company's distribution center which was completed in October 1995, the Company refinanced the mortgage loan collateralized by the distribution center and paid off the existing mortgage. The new note in the amount of $3 million was funded in December 1995, bears interest at a fixed rate of 8.40%, provides for monthly payments of principal and interest in the amount of $29,367, and matures in January 2011. The other note bears interest at a variable rate equal to the rate on 30-day commercial paper plus 3.82%, provides for monthly payments of principal and interest in the amount of $14,320, and matures in January 2000.

NOTE C- Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the resolution of these matters will not have a material effect on the Company's financial condition.

NOTE D- Reclassifications

Certain reclassifications have been made to prior periods financial statements in order to conform with current period classifications.



                        REVIEW BY INDEPENDENT ACCOUNTANTS

The financial statements at April 30, 1996 and 1995 and for the three-month periods then ended have been reviewed by the Company's independent accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements is presented herein.

                              Deloitte & Touche LLP
                         Independent Accountants' Report




INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
Sharper Image Corporation
San Francisco, California

We have reviewed the accompanying condensed balance sheets of Sharper Image Corporation as of April 30, 1996 and 1995, and the related condensed statements of operations and cash flows for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Sharper Image Corporation as of January 31, 1996, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 22, 1996, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of January 31, 1996 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


May 22, 1996

Deloitte & Touche LLP

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION




RESULTS OF OPERATIONS

The following table is derived from the Company's Statements of Operations and shows the results of operations for the periods indicated as a percentage of total revenues.


                                                   Percentage of Total Revenues
                                                   ----------------------------
                                                         Three Months Ended
                                                             April 30,
                                                    1996     ---------    1995
                                                    ----                  ----
Revenues:
     Net store sales                                71.5%                 70.8%
     Net catalog sales                              26.1                  27.2
     Other revenue                                   2.4                   2.0
                                                ---------            ----------
Total Revenues                                     100.0%                100.0%

Costs and Expenses:
     Cost of products                               52.7                  50.8
     Buying and occupancy                           15.3                  13.0
     Advertising and promotion                      12.9                  14.9
     General, selling
      and administrative                            29.2                  26.0

Other income                                         0.0                   0.6
                                               ----------             ---------

Loss Before Income Tax Benefit                     (10.1)                 (4.1)

Income Tax Benefit                                  (4.0)                 (1.6)
                                               ----------             ---------

Net Loss                                            (6.1)%                (2.5)%
                                               ==========             ==========

Revenues

Net sales for the three-month period ended April 30, 1996, decreased $1,318,000, or 3.6% from the comparable period of the prior year. Returns and allowances for the three-month period ended April 30, 1996, were 12.5% of sales, as compared with 13.4% of sales for the comparable prior year period. For the three-month period ended April 30, 1996, as compared with the same period last year, net store sales decreased $590,000, or 2.2%, with comparable store sales decreasing by 5.6%, partially offset by new store sales and net catalog sales decreased $728,000, or 5.7%.

The decrease in net store sales for the three-month period ended April 30, 1996 as compared with the same prior year period reflects a decrease in average revenue per transaction from $106 to $100, partially offset by a 4.0% increase in total store transactions. The net catalog sales for the three-month period ended April 30, 1996 reflects a decrease of 8.0% in total catalog orders as compared to the same prior year period, partially offset by an increase in average revenue per order from $126 to $127. The Company believes that the decrease in net store sales, comparable store sales and net catalog sales for the three-month period ended April 30, 1996 is primarily due to the decrease in the number of catalogs mailed and pages circulated for The Sharper Image catalog in the effort to partially offset high paper costs. The decrease in net catalog sales was partially offset by the increase in sales from the test mailings of The Sharper Image SPA catalog and The Sharper Image Home Collection catalog.

Cost of Products
Cost of products for the three-month period ended April 30, 1996 increased slightly from the comparable prior year period. The gross margin rate for the three-month period ended April 30, 1996 was 46.5%, or 2.0 percentage points lower than the gross margin rate of 48.5% for the same period of the prior year. The decrease in the gross margin rate is partially attributable to the changes in the Company's merchandise mix, which reflects an increase in sales of lower margin products, such as certain state-of-the-art electronic items and a decrease in sales of certain higher margin products, such as the Company's proprietary products and fitness equipment.

Store occupancy expense for the three-month period ended April 30, 1996 increased $643,000 or 13.7%, from the comparable prior year period. The increase primarily reflected the occupancy costs associated with the ten new stores opened during the prior fiscal year, which was partially offset by the elimination of the occupancy costs of the two stores closed during fiscal 1995.

Advertising and Promotion Expenses

Advertising and promotion expenses for the three-month period ended April 30, 1996 decreased $878,000, or 15.7%, from the comparable prior year period. The decrease in advertising and promotion expenses for the three-month period ended April 30, 1996 reflects primarily the Company's planned program to reduce advertising and promotion expenses by reducing the number of catalogs and catalog pages mailed. This resulted in a 7% decrease in the catalog circulation and a 37% decrease in the number of pages circulated of The Sharper Image Catalog, as well as a 5% decrease in the catalog circulation and a 25% decrease in the number of pages circulated of the Sharper Image SPA Catalog. The decrease was partially offset by the rate increases in paper costs which have had a significant adverse effect on the Company. The Company has implemented measures in an effort to partially offset the impact of the rate increases in paper and postage costs, which includes reducing the catalog dimensions, reducing the number of pages per catalog, as well as using a lighter weight of paper. Also contributing to the decrease in advertising and promotion expenses for the three-month period ended April 30, 1996 was a reduction in the amount of in-flight and other magazine and newspaper advertising.

The planned reduction in advertising and promotion expense, which was primarily catalog costs, was made in the Company's efforts to partially offset escalating paper prices. Paper prices were sharply higher during the first quarter of this year as compared with last year's same period. Management also believed that the reduced number of catalog and catalog pages would generate higher productivity and that the planned decrease in advertising and promotion expenses would more than offset the effect of the possible decrease in revenues caused by the reduced advertising on a full fiscal year basis.

Based on actual sales and statistical data from the first quarter, management now believes that the reduction in catalog circulation was excessive, and that certain profitable sales were missed. The Company currently plans on adjusting the circulation upward for the balance of the year in the continual effort to maximize the productivity and effectiveness of its advertising program.

General, Selling and Administrative Expenses

General, selling and administrative expenses for the three-month period ended April 30, 1996 increased $860,000, or 8.8%, from the comparable prior year period. The increase was primarily attributable to the increase in store expenses associated with the ten new stores opened during the prior fiscal year, an increase in corporate personnel expenses to support the additional stores and to support the new Sharper Image SPA catalog and The Sharper Image Home Collection catalog concepts, and an increase in net delivery expense related to mail-order shipments.

Liquidity and Capital Resources

The Company met its short-term liquidity needs and its capital requirements in the three-month period ended April 30, 1996 with available cash and trade credit. During the three-month period ended April 30, 1996, the Company's cash decreased by $11,618,000 to $858,000 primarily due to the increases in merchandise inventory, deferred catalog costs, property and equipment expenditures and the net loss for the period.

In September 1994, the Company entered into a five-year revolving secured credit facility with The CIT Group/Business Credit, Inc., ("CIT"). The credit facility allows the Company to borrow funds and issue letters of credit up to $20 million based upon inventory levels. The credit facility is secured by the Company's inventory, accounts receivable, general intangibles and certain other assets. Borrowings under the credit facility bear interest at either prime plus 0.75% per annum, or LIBOR plus 2.75% per annum. The credit facility contains certain financial covenants pertaining to fixed charge coverage ratio, leverage ratio, working capital and net worth. The credit facility has limitations on operating leases, other borrowings, dividend payments and stock repurchases.

In May 1996, an amendment to the secured credit facility was completed with CIT to provide for term loans for capital expenditures ("CAPEX Term Loans") up to an aggregate amount of $4.5 million. As a result of the amendment, the total secured credit facility was increased to $24.5 million and the expiration has been extended for an additional two years to September 2001. The CAPEX Term Loans allow the Company to borrow amounts for the acquisition of capital improvements. Amounts borrowed under the CAPEX Term Loans bear interest at either prime plus 1% per annum, or at LIBOR plus 3% per annum. Each CAPEX Term Loan is to be repaid in 36 equal monthly principal installments. Certain financial covenants of the secured credit facility were revised in the amendment. CIT received warrants for 25,000 shares of the Company's common stock exercisable at any time within five years at an exercise price of $6.00 per share.

At April 30, 1996, there were no borrowings outstanding under the credit facility. Letters of credit commitments at April 30, 1996 were $2,174,000.

Notes payable included two mortgage loans collateralized by certain property and equipment. In connection with the expansion of the Company's distribution center which was completed in October 1995, the Company refinanced the mortgage loan collateralized by the distribution center and paid off the existing mortgage. The new note in the amount of $3 million was funded in December 1995, bears interest at a fixed rate of 8.40%, provides for monthly payments of principal and interest in the amount of $29,367, and matures in January 2011. The other note bears interest at a variable rate equal to the rate on 30-day commercial paper plus 3.82%, provides for monthly payments of principal and interest in the amount of $14,320, and matures in January 2000.

The Company's merchandise inventory at April 30, 1996 was approximately 20% higher than that of April 30, 1995. The Company's inventory reflects incremental amounts for the support of the ten new stores opened during fiscal year 1995, the new Sharper Image SPA catalog concept and the expanding wholesale business. The Company's goal is to lower the inventory level to a more moderate increase as compared with the prior year's inventory.

During the three-month period ended April 30, 1996, the Company remodeled two Sharper Image stores located in Redondo Beach, California and Chicago, Illinois. The Company also closed a Sharper Image Design store located in Lahaina, Maui, Hawaii. The Company is currently planning to open six to eight new stores during fiscal 1996. Total capital expenditures estimated for the new and existing stores, including the remodel and the relocation of a number of existing stores, corporate headquarters, and the distribution center for fiscal 1996 are between $6.0 million to 8.0 million.

The Company believes it can fund its cash needs for the remainder of the fiscal year through internally generated cash, trade credit and the secured credit facility.

General

The forward looking statements contained in this document are only our predictions and objectives. Actual events or results may differ materially. We refer you to the documents that the Company files with the SEC. These documents identify important factors that could cause our actual results to differ from our current expectations and the forward looking statements contained in this document.

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

10.3     Cash or Deferred  Profit  Sharing  Plan, as amended.  (Incorporated  by
         reference  to  Exhibit10.2  to  Registration   Statement  on  Form  S-1
         (Registration No. 33-12755).)

10.4 Cash or Deferred Profit Sharing Plan Amendment No. 3. (Incorporated by reference to Exhibit 10.15 to Form 10-K for fiscal year ended January 31, 1988.)

10.5 Cash or Deferred Profit Sharing Plan Amendment No. 4. (Incorporated by reference to Exhibit 10.16 to Form 10-K for fiscal year ended January 31, 1988.)

10.6 Form of Stock Purchase Agreement dated July 26, 1985 relating to shares of Common Stock purchased pursuant to exercise of employee stock options. (Incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1 (Registration No. 33- 12755).)

10.7 Form of Stock Purchase Agreement dated December 13, 1985 relating to shares of Common Stock purchase pursuant to exercise of employee stock options. (Incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1 (Registration No. 33- 12755).)

10.8 Form of Stock Purchase Agreement dated November 10, 1986 relating to shares of Common Stock purchased pursuant to exercise of employee stock options. (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 (Registration No. 33- 12755).)

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

10.17    Form  of  Split-Dollar   Agreement  between  the  Company  and  Mr.  R.
         Thalheimer, its Chief Executive Officer dated October 13, 1995, effective as of May 17, 1995. (Incorporated by reference to Exhibit
         10.17 to the Form 10-K for the fiscal year ended January 31, 1996.)

10.18 Form of Assignments of Life Insurance Policy as Collateral, both dated October 13, 1995, effective May 17, 1995. (Incorporated by reference to
         Exhibit 10.18 to the Form 10-K for the fiscal year ended January 31, 1996.)

10.19 Form of Amendment to the Financing Agreement dated May 15, 1996 between the Company and The CIT Group/Business Credit Inc.

10.20 Form of Warrant to Purchase Common Stock Agreement dated May 15, 1996 between the Company and The CIT Group/Business Credit Inc.

11.1        Statement Re:  Computation of Earnings per Share.

15.0        Letter Re: Unaudited Interim Financial Information.

27.0        Financial Data Schedule.


(b)         Reports on Form 8-K

            The Company has not filed any reports on Form 8-K for the three months ended April 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            SHARPER IMAGE CORPORATION



Date:     June 14, 1996                    by:/s/  Craig P. Womack
          -------------                       -----------------------------
                                                    Craig P. Womack
                                                    President
                                                    Chief Operating Officer



                                           by:/s/   Tracy Y. Wan
                                              ------------------------------
                                                    Tracy Y. Wan
                                                    Senior Vice President
                                                    Chief Financial Officer