Form 10-Q
period 1996-07-31
SHARPER IMAGE CORP
filed 1996-09-13
CIK 811696

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 1996 or

[   ]    Transition  report  pursuant  to Section 13 or 15(d) of the  Securities
         Exchange Act of 1934 for the transition period from ______ to ______


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

    Common Stock, $0.01 par value, 8,260,480 shares as of September 13, 1996

PART I
FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS


SHARPER IMAGE CORPORATION
CONDENSED BALANCE SHEETS
(Unaudited)

                                                                                         July 31,         January 31,       July 31,
Dollars in thousands, except per share amount                                              1996              1996             1995
                                                                                           ----              ----             ----

ASSETS
Current Assets:
   Cash and equivalents                                                                    $   781          $12,476          $ 2,552
   Accounts receivable, net of allowance for doubtful
    accounts of $539, $461 and $276                                                          4,155            4,436            4,036
   Merchandise inventories                                                                  25,646           24,313           28,035
   Deferred catalog costs                                                                    2,811            4,135            4,445
   Prepaid expenses and other                                                                5,001            2,576            4,191
                                                                                           -------          -------          -------
Total Current Assets                                                                        38,394           47,936           43,259
Property and Equipment, Net                                                                 21,702           20,726           15,146
Deferred taxes and other assets                                                              1,999            1,794              984
                                                                                           -------          -------          -------
  Total Assets                                                                             $62,095          $70,456          $59,389
                                                                                           =======          =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                                                   $19,902          $25,224          $20,784
   Deferred revenue                                                                          4,870            4,893            4,057
   Income taxes payable                                                                       --                363               22
   Current portion of notes payable                                                            250              223              155
                                                                                           -------          -------          -------
Total Current Liabilities                                                                   25,022           30,703           25,018
Revolving loan                                                                                 800             --               --
Notes Payable                                                                                3,211            3,355              759
Other Liabilities                                                                            3,553            3,640            3,330
                                                                                           -------          -------          -------
Total Liabilities                                                                           32,586           37,698           29,107
                                                                                           -------          -------          -------

Stockholders' Equity:
 Preferred stock, $0.01 par value:
  Authorized 3,000,000 shares: Issued and outstanding, none                                   --               --               --
 Common stock, $0.01 par value:
  Authorized 25,000,000 shares: Issued and outstanding,
  8,260,480, 8,250,980 and 8,244,700 shares                                                     83               82               82
 Additional paid-in capital                                                                  9,578            9,555            9,615
 Retained earnings                                                                          19,848           23,121           20,585
                                                                                           -------          -------          -------
Total Stockholders' Equity                                                                  29,509           32,758           30,282
                                                                                           -------          -------          -------
  Total Liabilities and Stockholders' Equity                                               $62,095          $70,456          $59,389
                                                                                           =======          =======          =======


                                                 See notes to financial statements.


SHARPER IMAGE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)


                                                                    Three Months Ended                      Six Months Ended
Dollars in thousands, except per share amounts                           July 31,                               July 31,
                                                                         --------                               --------
                                                                   1996              1995               1996              1995
                                                                   ----              ----               ----              ----
REVENUES:
   Sales                                                       $    49,133        $    50,778        $    89,863        $    93,417
   Less: returns and allowances                                      5,877              5,926             10,981             11,622
                                                               -----------        -----------        -----------        -----------
  Net Sales                                                         43,256             44,852             78,882             81,795
   Other revenue                                                       930                912              1,805              1,664
                                                               -----------        -----------        -----------        -----------
                                                                    44,186             45,764             80,687             83,459
                                                               -----------        -----------        -----------        -----------


COST AND EXPENSES:
   Cost of products                                                 22,872             22,614             42,118             41,780
   Buying and occupancy                                              5,785              5,199             11,385             10,102
   Advertising and promotion                                         5,806              8,757             10,533             14,361
   General, selling, and administrative                             11,370             11,338             22,021             21,128
                                                               -----------        -----------        -----------        -----------
                                                                    45,833             47,908             86,057             87,371
                                                               -----------        -----------        -----------        -----------

OPERATING LOSS                                                      (1,647)            (2,144)            (5,370)            (3,912)

OTHER INCOME (EXPENSE):
   Interest income (expense)-net                                      (102)                92                (94)               308
   Other-net                                                            (4)               121                  9                118
                                                               -----------        -----------        -----------        -----------
                                                                      (106)               213                (85)               426
                                                               -----------        -----------        -----------        -----------

Loss Before Income Tax Benefit                                      (1,753)            (1,931)            (5,455)            (3,486)

Income Tax Benefit                                                    (701)              (772)            (2,182)            (1,394)
                                                               -----------        -----------        -----------        -----------

Net Loss                                                       $    (1,052)       $    (1,159)       $    (3,273)       $    (2,092)
                                                               ===========        ===========        ===========        ===========

Weighted Average Number of Shares                                8,259,393          8,237,902          8,255,799          8,243,928

Net Loss Per Share                                             $     (0.13)       $     (0.14)       $     (0.40)       $     (0.25)
                                                               ===========        ===========        ===========        ===========



                                                 See notes to financial statements.

SHARPER IMAGE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)                                                   Six Months Ended
                                                                  July 31,
                                                                  --------
Dollars in thousands                                          1996        1995
                                                              ----        ----

Cash Flows From Operating Activities:
   Net loss                                                $ (3,273)   $ (2,092)
   Adjustments to reconcile net loss to net cash
   provided by (used for) operations:
     Depreciation and amortization                            1,992       1,684
     Deferred rent expense                                       23          45
     Deferred income taxes                                   (2,182)     (1,138)
  Changes in:
     Merchandise inventories                                 (1,333)     (4,480)
     Accounts receivable                                        281        (802)
     Deferred catalog costs, prepaid expenses and other         876      (2,121)
     Accounts payable and accrued expenses                   (5,322)       (299)
     Deferred revenue and other liabilities                    (496)     (1,810)
                                                           --------    --------
Cash Used for Operating Activities                           (9,434)    (11,013)
                                                           --------    --------

Cash Flows From Investing Activities:
   Property and equipment expenditures                       (3,068)     (4,140)
   Disposal of equipment                                        100           4
                                                           --------    --------
Cash Used for Investing Activities                           (2,968)     (4,136)
                                                           --------    --------

Cash Flows From Financing Activities:
   Proceeds from revolving loans                              2,500        --
   Payments on revolving loans                               (1,700)       --
   Issuance of common stock for stock options                    24          78
   Repurchase of common stock                                  --          (497)
   Principal payments on notes payable                         (117)        (73)
                                                           --------    --------
Cash Provided by (Used for) Financing Activities                707        (492)
                                                           --------    --------

Net Decrease in Cash and Equivalents                        (11,695)    (15,641)
                                                           --------    --------
Cash and Equivalents at Beginning of Period                  12,476      18,193
                                                           --------    --------

Cash and Equivalents at End of Period                      $    781    $  2,552
                                                           ========    ========



Supplemental Disclosure of Cash Paid for:
   Interest                                                $    239    $     84
   Income Taxes                                            $    459    $  1,946


                       See notes to financial statements.

                            SHARPER IMAGE CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

     Three-month and six-month periods ended July 31, 1996 and 1995

                                   (Unaudited)

NOTE A- Financial Statements

The condensed balance sheets at July 31, 1996 and 1995, the condensed statements of operations for the three-month and six-month periods ended July 31, 1996 and 1995, and the statements of cash flows for the six-month periods ended July 31, 1996 and 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 31, 1996 and 1995, and for all periods presented, have been made. The Company's business is seasonal in nature and the results of operations for the interim periods presented are not necessarily indicative of the results for the full fiscal year.

The balance sheet at January 31, 1996, presented herein, has been derived from the audited balance sheet of the Company.

Certain information and disclosures normally included in the footnotes to the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted from these interim financial statements. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report.

NOTE B- Revolving Loan and Notes Payable

In September 1994, the Company entered into a five-year revolving secured credit facility with The CIT Group/Business Credit, Inc. ("CIT"). The credit facility allows the Company to borrow funds and issue letters of credit up to $24.5 million based upon inventory levels. The credit facility is secured by the Company's inventory, accounts receivable, general intangibles and certain other assets. Except as described below, borrowings under the credit facility bear interest at either prime plus 0.75% per annum, or at LIBOR plus 2.75% per annum. The credit facility contains certain financial covenants pertaining to fixed charge coverage ratio, leverage ratio, working capital and net worth. The credit facility has limitations on operating leases, other borrowings, dividend payments and stock repurchases.

In May 1996, an amendment to the secured credit facility was completed with CIT to provide for term loans for capital expenditures ("CAPEX Term Loans") up to an aggregate amount of $4.5 million. As a result of the amendment, the total secured credit facility was increased from $20.0 million to $24.5 million and the expiration has been extended for an additional two years to September 2001. The CAPEX Term Loans allow the Company to borrow amounts for the acquisition of capital improvements. Amounts borrowed under the CAPEX Term Loans bear interest at either prime plus 1% per annum, or at LIBOR plus 3% per annum.

Each CAPEX Term Loan is to be repaid in 36 equal monthly principal installments. Certain financial covenants of the secured credit facility were revised in the amendment. CIT received warrants for 25,000 shares of the Company's common stock exercisable at any time within five years at an exercise price of $6.00 per share.

At July 31, 1996, the Company had borrowings outstanding under the revolving loan credit facility of $800,000. Letters of credit commitments at July 31, 1996 were $1,863,000.

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

NOTE C- Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the resolution of these matters will not have a material effect on the Company's financial position or the results of its operations.

NOTE D- Reclassifications

Certain reclassifications have been made to prior periods financial statements in order to conform with current period classifications.



                      INDEPENDENT ACCOUNTANTS REVIEW REPORT

The financial statements at July 31, 1996 and 1995 and for the three-month and six-month periods then ended have been reviewed by the Company's independent accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements is presented herein.

Deloitte &
  Touche LLP
- -------------    ---------------------------------------------------------------
[LOGO OMITTED]   50 Fremont Street                     Telephone: (415) 247-4000
                 San Francisco, California 94105-2230  Facsimile: (415) 247-4329


INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
Sharper Image Corporation
San Francisco, California

We have reviewed the accompanying condensed balance sheets of Sharper Image Corporation as of July 31, 1996 and 1995, and the related condensed statements of operations for the three-month and six-month periods then ended and cash flows for the six-month period then ended. These financial statements are the responsibility of the Company's management.

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


/s/ Deloitte & Touche LLP

August 21, 1996


- ----------------
Deloitte Touche
Tohmatsu
International
- ----------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

The following table is derived from the Company's Statements of Operations and shows the results of operations for the periods indicated as a percentage of total revenues.


                                                                                       Percentage of Total Revenues
                                                                                       ----------------------------
                                                                         Three Months Ended                   Six Months Ended
                                                                              July 31,                            July 31,
                                                                              --------                            --------
                                                                       1996              1995                1996             1995
                                                                       ----              ----                ----             ----
Revenues:
     Net store sales                                                   73.0%              71.8%              72.3%            71.3%
     Net catalog sales                                                 24.9               26.2               25.5             26.7
     Other revenue                                                      2.1                2.0                2.2              2.0
                                                                      -----              -----              -----            -----
Total Revenues                                                        100.0%             100.0%             100.0%           100.0%

Costs and Expenses:
     Cost of products                                                  51.8               49.4               52.2             50.1
     Buying and occupancy                                              13.1               11.4               14.1             12.1
     Advertising and promotion                                         13.1               19.1               13.1             17.2
     General, selling
      and administrative                                               25.8               24.8               27.3             25.3

Other Expense (Income)                                                  0.2               (0.5)               0.1             (0.5)
                                                                      -----              -----              -----            -----

Loss Before Income Tax Benefit                                         (4.0)              (4.2)              (6.8)            (4.2)

Income Tax Benefit                                                     (1.6)              (1.7)              (2.7)            (1.7)
                                                                      -----              -----              -----            -----

Net Loss                                                               (2.4)%             (2.5)%             (4.1)%           (2.5)%
                                                                      =====              =====              =====            =====


Revenues

Net sales for the three-month and six-month periods ended July 31, 1996, decreased $1,596,000, or 3.6%, and $2,913,000, or 3.6%, from the comparable periods of the prior year. Returns and allowances for the three-month and six-month periods ended July 31, 1996, were 12.0% and 12.2% of sales, as compared with 11.7% and 12.4% of sales for the comparable prior year periods. For the three-month and six-month periods ended July 31, 1996, as compared with the same periods last year, net store sales decreased $611,000, or 1.9%, and $1,202,000, or 2.0%, comparable store sales decreased by 4.9% and 5.1%, and net catalog sales decreased $985,000, or 8.2% and $1,711,000, or 7.7%.

The decrease in net store sales for the three-month and six-month periods ended July 31, 1996 as compared with the same prior year periods reflects a decrease in average revenue per transaction from $106 to $95, and from $106 to $97, partially offset by a 10.2% and 7.4% increase in total store transactions. Net catalog sales for the three-month and six-month periods ended July 31, 1996 reflects a decrease of 21.0% and 15.2% respectively in total catalog orders as compared to the same prior year periods, partially offset by an increase in average revenue per order from $119 to $138, and from $122 to $133 for the three-month and six-month periods ended July 31, 1996. The Company believes that the decrease in net store sales, comparable store sales and net catalog sales for the three-month and six-month periods ended July 31, 1996 is primarily due to the planned decrease in the number of catalogs mailed and pages circulated for The Sharper Image catalog and Sharper Image SPA(R) catalog in the effort to partially offset high paper costs. Management believes that the decreases in sales were also partially attributable to the Company's merchandise mix, as well as the unavailability of certain key products due to manufacturers' delivery constraints. The decrease in net catalog sales was partially offset by the increase in sales from the The Sharper Image Home Collection catalog.

Cost of Products

Cost of products for the three-month and six-month periods ended July 31, 1996 increased $258,000, or 1.1%, and $338,000 or 1.0%, from the comparable prior year periods. The gross margin rate for the three-month and six-month periods ended July 31, 1996 was 47.5% and 47.0%, or 2.4 and 2.3 percentage points lower than the gross margin rate of 49.9% and 49.3% for the same periods of the prior year. The decrease in the gross margin rate is partially attributable to the changes in the Company's merchandise mix, which reflects an increase in sales of lower margin products, such as certain state-of-the-art electronic items and a decrease in sales of certain higher margin products, such as the Company's proprietary products, fitness equipment, and automotive and security items.

Buying and Occupancy

Store occupancy expense for the three-month and six-month periods ended July 31, 1996 increased $553,000 and $1,196,000 respectively, or 11.0% and 12.4%, from the comparable prior year periods. The increase primarily reflects the occupancy costs associated with the six new stores opened during the second half of the prior fiscal year and the three new stores that opened during the six-month period ended July 31, 1996, which was partially offset by the elimination of the occupancy costs of the two stores closed during fiscal 1995 and the two stores closed during the six-month period ended July 31, 1996.

Advertising and Promotion Expenses

Advertising and promotion expenses for the three-month and six-month periods ended July 31, 1996 decreased $2,951,000, or 33.7%, and $3,828,000, or 26.7%, from the comparable prior year periods. The decrease in advertising and promotion expenses for the three-month and six-month periods ended July 31, 1996 reflects primarily the Company's planned program to reduce advertising and promotion expenses by reducing the number of catalogs and catalog pages mailed. The planned reduction in advertising and promotion expense, which was primarily catalog costs, was made in the Company's efforts to partially offset escalating paper prices. Paper prices were sharply higher during the first quarter of this year as compared with last year's same period. Management also believed that the reduced number of catalogs and catalog pages would generate higher productivity and that the planned decrease in advertising and promotion expenses would more than offset the effect of the possible decrease in revenues caused by the reduced advertising on a full fiscal year basis.

Based on actual sales and statistical data collected from the first quarter, the Company believes that the planned reductions in catalog circulation was excessive and that certain profitable sales were missed. During the second quarter, the Company adjusted the catalog circulation upward for the balance of the year. This resulted in a 2% increase for the three-month period ended July 31, 1996 and a 2% decrease for the six-month period ended July 31, 1996 in the circulation of the The Sharper Image catalog. As part of the Company's planned program, the number of pages circulated of The Sharper Image catalog was decreased by 34% and 35% for the three-month and six-month periods ended July 31, 1996. The number of catalogs circulated decreased by 41% and 23%, while the number of pages circulated decreased by 60% and 43% for the Sharper Image SPA catalog for the three-month and six-month periods ended July 31, 1996.

The decrease in costs was partially offset by the rate increases in paper costs which have had a significant adverse effect on the Company. The Company has begun to receive meaningful rate decreases in paper costs since the end of the second quarter as compared with prior year's same period. In an effort to partially offset the impact of the rate increases in paper and postage costs, the Company has implemented measures which includes reducing the catalog dimensions, reducing the number of pages per catalog, as well as using a lighter weight of paper. The current decrease in paper prices will allow the Company to more aggressively prospect for new customers during the fourth quarter by reducing catalog costs. The Company plans to continue to increase the circulation of the Sharper Image catalog for the remainder of the year.

General, Selling and Administrative Expenses

General, selling and administrative expenses for the three-month and six-month periods ended July 31, 1996 increased $32,000, or .3%, and $893,000, or 4.2% from the comparable prior year periods. For the three-month period, the increase was partially offset by reductions in contracted services for telemarketing, customer service and distribution facilities. For the six-month period, the increase was primarily attributable to the increase in store expenses associated with the nine new stores opened during the past twelve months and an increase in corporate personnel expenses to support the additional stores, the new Sharper Image SPA catalog, and The Sharper Image Home Collection catalog concepts. Also contributing to the increase in general, selling and administrative expenses was an increase in net delivery expense related to mail-order shipments.

Liquidity and Capital Resources

The Company met its short-term liquidity needs and its capital requirements in the six-month period ended July 31, 1996 with available cash, trade credit, and borrowings under the credit facility. During the six-month period ended July 31, 1996, the Company's cash decreased by $11,695,000 to $781,000 primarily due to the increases in merchandise inventory, property and equipment expenditures and funding of operating expenses for the period.

In September 1994, the Company entered into a five-year revolving secured credit facility with The CIT Group/Business Credit, Inc., ("CIT"). The credit facility allows the Company to borrow funds and issue letters of credit up to $24.5 million based upon inventory levels. The credit facility is secured by the Company's inventory, accounts receivable, general intangibles and certain other assets. Except as described below, borrowings under the credit facility bear interest at either prime plus 0.75% per annum, or LIBOR plus 2.75% per annum.
The credit facility contains certain financial covenants pertaining to fixed charge coverage ratio, leverage ratio, working capital and net worth. The credit facility has limitations on operating leases, other borrowings, dividend payments and stock repurchases.

In May 1996, an amendment to the secured credit facility was completed with CIT to provide for term loans for capital expenditures ("CAPEX Term Loans") up to an aggregate amount of $4.5 million. As a result of the amendment, the total secured credit facility was increased from $20.0 million to $24.5 million and the expiration has been extended for an additional two years to September 2001. The CAPEX Term Loans allow the Company to borrow amounts for the acquisition of capital improvements. Amounts borrowed under the CAPEX Term Loans bear interest at either prime plus 1% per annum, or at LIBOR plus 3% per annum. Each CAPEX Term Loan is to be repaid in 36 equal monthly principal installments. Certain financial covenants of the secured credit facility were revised in the amendment. CIT received warrants for 25,000 shares of the Company's common stock exercisable at any time within five years at an exercise price of $6.00 per share.

At July 31, 1996, there were borrowings of $800,000 outstanding under the revolving loan credit facility. Letters of credit commitments at July 31, 1996 were $1,863,000.

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

The Company's merchandise inventory at July 31, 1996 was approximately 9% lower than that of July 31, 1995 while supporting the additional number of stores, new retail concepts and the expanding wholesale business.

During the six-month period ended July 31, 1996, the Company opened two The Sharper Image stores located in Chestnut Hill, Massachusetts, and Edina, Minnesota and a Sharper Image SPA store located in Beverly Hills, California. The Company remodeled two The Sharper Image stores located in Redondo Beach, California and Chicago, Illinois. The Company closed two stores located in

Minneapolis, Minnesota and Lahaina, Maui, Hawaii. The Company expects to have a net of eight stores added during fiscal 1996. Total capital expenditures estimated for the new and existing stores, including the remodel and the relocation of a number of existing stores, corporate headquarters, and the distribution center for fiscal 1996 are between $6 million to $8 million.

The Company believes it can fund its cash needs for the remainder of the fiscal year through internally generated cash, trade credit and the secured revolving loan credit facility.

General

The foregoing discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included with this report. The foregoing discussion contains certain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligations to publicly release any revisions to these forward-looking statements or reflect events or circumstances after the date hereof.

                                     PART II

                                OTHER INFORMATION


Item 4.     Submission of Matters to a Vote of Security Holders

            At The Sharper Image 1996 Annual Meeting of Stockholders held on June 10,1996 the election of directors and the ratification of auditors was approved by stockholders.

            The elected members of the Board of Directors are Richard J. Thalheimer, Elyse Eng Thalheimer, Alan Thalheimer, Laurence W. Feldman, Maurice Gregg and J. Gary Shansby.

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

10.19       Form of  Amendment  to the  Financing  Agreement  dated May 15, 1996 between the Company and The CIT Group/Business Credit Inc. (Incorporated by reference to Exhibit 10.19 to the Form 10Q for the quarter ended April 30, 1996).

10.20 Form of Warrant to Purchase Common Stock Agreement dated May 15, 1996 between the Company and The CIT Group/Business Credit Inc. (Incorporated by reference to Exhibit 10.19 to the Form 10Q for the quarter ended April 30, 1996).

11.1        Statement Re: Computation of Earnings per Share.

15.0        Letter Re: Unaudited Interim Financial Information.

27.0        Financial Data Schedule.

(b)         Reports on Form 8-K

            The Company has not filed any reports on Form 8-K for the three months ended July 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          SHARPER IMAGE CORPORATION



Date:     September 13, 1996              by:/s/  Craig P. Womack
          ------------------                 --------------------
                                                   Craig P. Womack
                                                   President
                                                   Chief Operating Officer



                                          by:/s/  Tracy Y. Wan
                                             --------------------
                                                   Tracy Y. Wan
                                                   Senior Vice President
                                                   Chief Financial Officer