Form 10-Q
period 1996-10-31
SHARPER IMAGE CORP
filed 1996-12-12
CIK 811696

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 1996 or

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

                                    Yes  X   No
                                       ----    ----





Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

     Common Stock, $0.01 par value, 8,266,940 shares as of December 12, 1996

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


SHARPER IMAGE CORPORATION
CONDENSED BALANCE SHEETS


                                                                      October 31,                      October 31,
                                                                         1996          January 31,        1995
Dollars in thousands, except per share amount                         (Unaudited)         1996         (Unaudited)
                                                                      -----------      -----------     -----------

ASSETS
Current Assets:
   Cash and equivalent                                                   $   573          $12,476          $   803
   Accounts receivable, net of allowance for doubtful
    accounts of $506, $461 and $368                                        5,758            4,436            4,856
   Merchandise inventories                                                36,403           24,313           38,403
   Deferred catalog costs                                                  5,353            4,135            9,560
   Prepaid expenses and other                                              7,291            2,576            5,796
                                                                         -------          -------          -------
Total Current Assets                                                      55,378           47,936           59,418
Property and equipment, net                                               22,574           20,726           18,647
Deferred taxes and other assets                                            1,998            1,794            1,177
                                                                         -------          -------          -------
Total Assets                                                             $79,950          $70,456          $79,242
                                                                         =======          =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                                 $30,044          $25,224          $33,969
   Deferred revenue                                                        4,968            4,893            4,840
   Income taxes payable                                                     --                363             --
   Current portion of notes payable                                          921              223              158
                                                                         -------          -------          -------
Total Current Liabilities                                                 35,933           30,703           38,967
Revolving loan                                                             8,085             --              6,800
Notes payable                                                              4,479            3,355              719
Other liabilities                                                          3,613            3,640            3,336
                                                                         -------          -------          -------
Total Liabilities                                                         52,110           37,698           49,822
                                                                         -------          -------          -------

Stockholders' Equity:
 Preferred stock, $0.01 par value:
  Authorized 3,000,000 shares: Issued and outstanding, none                 --               --               --
 Common stock, $0.01 par value:
  Authorized 25,000,000 shares: Issued and outstanding,
  8,265,140, 8,250,980 and 8,246,900 shares                                   83               82               82
 Additional paid-in capital                                                9,586            9,555            9,587
 Retained earnings                                                        18,171           23,121           19,751
                                                                         -------          -------          -------
Total Stockholders' Equity                                                27,840           32,758           29,420
                                                                         -------          -------          -------
  Total Liabilities and Stockholders' Equity                             $79,950          $70,456          $79,242
                                                                         =======          =======          =======


                                                     See notes to financial statements.


SHARPER IMAGE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)


                                                       Three Months Ended                  Nine Months Ended
Dollars in thousands, except per share amounts             October 31,                         October 31,
                                                           -----------                         -----------
                                                     1996              1995               1996              1995
                                                     ----              ----               ----              ----
REVENUES:
   Sales                                          $    41,326        $    44,745        $   131,189        $   138,162
   Less: returns and allowances                         5,057              5,254             16,038             16,876
                                                  -----------        -----------        -----------        -----------
  Net Sales                                            36,269             39,491            115,151            121,286
   Other revenue                                        3,099              1,844              4,904              3,508
                                                  -----------        -----------        -----------        -----------
                                                       39,368             41,335            120,055            124,794
                                                  -----------        -----------        -----------        -----------


COST AND EXPENSES:
   Cost of products                                    20,282             20,582             62,400             62,361
   Buying and occupancy                                 6,071              5,370             17,456             15,472
   Advertising and promotion                            4,562              5,860             15,095             20,222
   General, selling, and administrative                11,064             10,847             33,085             31,976
                                                  -----------        -----------        -----------        -----------
                                                       41,979             42,659            128,036            130,031
                                                  -----------        -----------        -----------        -----------

OPERATING LOSS                                         (2,611)            (1,324)            (7,981)            (5,237)

OTHER INCOME (EXPENSE):
   Interest income (expense)-net                         (199)               (75)              (293)               233
   Other-net                                               15                  8                 24                127
                                                  -----------        -----------        -----------        -----------
                                                         (184)               (67)              (269)               360
                                                  -----------        -----------        -----------        -----------

Loss Before Income Tax Benefit                         (2,795)            (1,391)            (8,250)            (4,877)

Income Tax Benefit                                     (1,118)              (556)            (3,300)            (1,951)
                                                  -----------        -----------        -----------        -----------

Net Loss                                          $    (1,677)       $      (835)       $    (4,950)       $    (2,926)
                                                  ===========        ===========        ===========        ===========

Weighted Average Number of Shares                   8,262,709          8,247,492          8,258,119          8,242,853

Net Loss Per Share                                $     (0.20)       $     (0.10)       $     (0.60)       $     (0.36)
                                                  ===========        ===========        ===========        ===========


                                                   See notes to financial statements.

SHARPER IMAGE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)                                                  Nine Months Ended
                                                                October 31,
                                                                -----------
Dollars in thousands                                        1996            1995
                                                            ----            ----

Cash was Provided by (Used for) Operating Activities:
   Net loss                                                $ (4,950)   $ (2,926)
   Adjustments to reconcile net loss to net cash
   provided by (used for) operations:
     Depreciation and amortization                            3,044       2,532
     Deferred rent expense                                       96          66
     Deferred income taxes                                   (3,300)     (1,951)
  Changes in:
     Merchandise inventories                                (12,090)    (14,848)
     Accounts receivable                                     (1,322)     (1,622)
     Deferred catalog costs, prepaid expenses and other      (2,837)     (8,222)
     Accounts payable and accrued expenses                    4,820      12,886
     Deferred revenue and other liabilities                    (411)     (1,065)
                                                           --------    --------
Cash Used for Operating Activities                          (16,950)    (15,150)
                                                           --------    --------

Cash was Provided by (Used for) Investing Activities:
   Property and equipment expenditures                       (5,000)     (8,490)
   Disposal of equipment                                        108           5
                                                           --------    --------
Cash Used for Investing Activities                           (4,892)     (8,485)
                                                           --------    --------

Cash was Provided by (Used for) Financing Activities:
   Proceeds from revolving loans                             16,635       6,800
   Payments on revolving loans                               (8,550)       --
   Proceeds from notes payable                                2,000        --
   Issuance of common stock for stock options                    32         109
   Repurchase of common stock                                  --          (554)
   Principal payments on notes payable                         (178)       (110)
                                                           --------    --------
Cash Provided by Financing Activities                         9,939       6,245
                                                           --------    --------

Net Decrease in Cash and Equivalents                        (11,903)    (17,390)
                                                           --------    --------
Cash and Equivalents at Beginning of Period                  12,476      18,193
                                                           --------    --------

Cash and Equivalents at End of Period                      $    573    $    803
                                                           ========    ========



Supplemental Disclosure of Cash Paid for:
   Interest                                                $    419    $    158
   Income Taxes                                            $    459    $  1,972

                       See notes to financial statements.

                            SHARPER IMAGE CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

       Three-month and nine-month periods ended October 31, 1996 and 1995

                                   (Unaudited)
NOTE A - Financial Statements

The  condensed  balance  sheets at  October  31,  1996 and 1995,  the  condensed statements  of  operations  for the  three-month  and  nine-month  periods ended
October 31, 1996 and 1995, and the statements of cash flows for the nine-month periods ended October 31, 1996 and 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 1996 and 1995, and for all periods presented, have been made. The Company's business is seasonal in nature and the results of operations for the interim periods presented are not necessarily indicative of the results for the full fiscal year.

The balance sheet at January 31, 1996, presented herein, has been derived from the audited balance sheet of the Company.

Certain information and footnote disclosures normally included in the footnotes to the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted from these interim financial statements. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report.

NOTE B - Revolving Loan and Notes Payable

In September 1994, the Company entered into a five-year revolving secured credit facility ("credit facility") with The CIT Group/Business Credit, Inc. ("CIT"). The credit facility allows the Company to borrow funds and issue letters of credit up to $20.0 million based upon inventory levels. The credit facility is secured by the Company's inventory, accounts receivable, general intangibles and certain other assets. Except as described below, borrowings under the credit facility bear interest at either prime plus 0.75% per annum, or at LIBOR plus 2.75% per annum. The credit facility contains certain financial covenants pertaining to fixed charge coverage ratio, leverage ratio, working capital and net worth. The credit facility has limitations on operating leases, other borrowings, dividend payments and stock repurchases.

In May 1996, an amendment to the credit facility was completed with CIT to provide for term loans for capital expenditures ("CAPEX Term Loans") up to an aggregate amount of $4.5 million. As a result of the amendment, the total credit facility was increased from $20.0 million to $24.5 million and the expiration has been extended for an additional two years to September 2001. The CAPEX Term Loans allow the Company to borrow amounts for the acquisition of capital improvements. Amounts borrowed under the CAPEX Term Loans bear interest at either prime plus 1% per annum, or at LIBOR plus 3% per annum. Each CAPEX Term Loan is to be repaid in 36 equal monthly principal installments. Certain financial covenants of the credit facility were revised in the amendment. CIT received warrants for 25,000 shares of the Company's common stock exercisable at any time within five years at an exercise price of $6.00 per share.

At October 31, 1996, the Company had borrowings outstanding under the credit facility of $8,085,000, letters of credit commitments outstanding under the credit facility of $1,784,000, and a borrowing of $2,000,000 outstanding under the CAPEX term loans which is included in notes payable.

Notes payable also included two mortgage loans collateralized by certain property and equipment. In connection with the expansion of the Company's distribution center which was completed in October 1995, the Company refinanced the mortgage loan collateralized by the distribution center and paid off the existing mortgage. The new note in the amount of $3 million was funded in December 1995, bears interest at a fixed rate of 8.40%, provides for monthly payments of principal and interest in the amount of $29,367, and matures in January 2011. The other note bears interest at a variable rate equal to the rate on 30-day commercial paper plus 3.82%, provides for monthly payments of principal and interest in the amount of $14,320, and matures in January 2000.

NOTE C - Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the resolution of these matters will not have a material effect on the Company's financial condition or the results of its operations.

NOTE D - Reclassifications

Certain reclassifications have been made to prior periods financial statements in order to conform with current period classifications.


                      INDEPENDENT ACCOUNTANTS REVIEW REPORT

The condensed balance sheets of the Company as of October 31, 1996 and 1995, and the related condensed statements of operations for the three-month and nine-month periods then ended and cash flows for the nine month periods then ended have been reviewed by the Company's independent accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements is presented herein.

Deloitte &
 Touche LLP
-----------    -----------------------------------------------------------------
               50 Fremont Street                       Telephone: (415) 247-4000
               San Francisco, California 94105-2230    Facsimile: (415) 247-4329




INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors
Sharper Image Corporation
San Francisco, California

We have reviewed the accompanying condensed balance sheets of Sharper Image Corporation as of October 31, 1996 and 1995, and the related condensed statements of operations for the three-month and nine-month periods then ended and cash flows for the nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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


/s/ Deloitte & Touche LLP

November 20, 1996



---------------
Deloitte Touche
Tohmatsu
International
---------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION




RESULTS OF OPERATIONS

The following table is derived from the Company's Statements of Operations and shows the results of operations for the periods indicated as a percentage of total revenues.


                                              Percentage of Total Revenues
                                         -------------------------------------
                                         Three Months Ended  Nine Months Ended
                                              October 31,      October 31,
                                              -----------      -----------
                                         1996       1995       1996      1995
                                         ----       ----       ----      ----
Revenues:
     Net store sales                     68.3%      70.7%      71.0%      71.2%
     Net catalog sales                   23.8       24.8       24.9       26.0
     Other revenue                        7.9        4.5        4.1        2.8
                                        -----      -----      -----      -----
Total Revenues                          100.0%     100.0%     100.0%     100.0%

Costs and Expenses:
     Cost of products                    51.5       49.8       52.0       50.0
     Buying and occupancy                15.4       13.0       14.5       12.4
     Advertising and promotion           11.6       14.2       12.6       16.2
     General, selling
      and administrative                 28.1       26.2       27.6       25.6

Other Income (Expense)                   (0.5)      (0.2)      (0.2)       0.3
                                        -----      -----      -----      -----

Loss Before Income Tax Benefit           (7.1)      (3.4)      (6.9)      (3.9)

Income Tax Benefit                       (2.8)      (1.4)      (2.8)      (1.6)
                                        -----      -----      -----      -----

Net Loss                                 (4.3)%     (2.0)%     (4.1)%     (2.3)%
                                        =====      =====      =====      =====

Revenues

Net sales for the three-month and nine-month periods ended October 31, 1996, decreased $3,222,000, or 8.2%, and $6,135,000, or 5.1%, from the comparable periods of the prior year. Returns and allowances for both the three-month and nine-month periods ended October 31, 1996, were 12.2% of sales, as compared with 11.7% and 12.2% of sales for the comparable prior year periods. For the three-month and nine-month periods ended October 31, 1996, as compared with the same periods last year, net store sales decreased $2,336,000, or 8.0%, and $3,538,000, or 4.0%, comparable store sales decreased by 11.5% and 7.0%, and net catalog sales decreased $886,000 or 8.6% and $2,597,000, or 8.0%.

The decrease in net store sales for the three-month and nine-month periods ended October 31, 1996 as compared with the same prior year periods reflects a decrease in average revenue per transaction from $106 to $92, and from $106 to $95, partially offset by a 5.0% and 6.6% increase in total store transactions. The decrease in net catalog sales for the three-month and nine-month periods ended October 31, 1996 reflects a decrease of 16.9% and 15.7% respectively in total catalog orders as compared to the same prior year periods, partially offset by an increase in average revenue per order from $122 to $134 and $122 to $133 for the three-month and nine-month periods. The Company believes that the decrease in net store sales, comparable store sales and net catalog sales for the three-month and nine-month periods ended October 31, 1996 is partially due to the planned decrease in the number of catalogs mailed and pages circulated for The Sharper Image catalog and Sharper Image SPA Collection catalog in the effort to partially offset high paper costs. Management believes that the decreases in sales were also partly attributable to the Company's merchandise mix, as well as the unavailability of certain key products due to manufacturers' delivery constraints. The decrease in net catalog sales was partially offset by the increase in sales from the test mailings of The Sharper Image Home Collection catalog.

Cost of Products

Cost of products for the three-month and nine-month periods ended October 31, 1996 decreased $300,000, or 1.5%, and increased $39,000 or 0.1%, from the comparable prior year periods. The gross margin rate for the three-month and nine-month periods ended October 31, 1996 was 46.8% and 47.0%, or 2.5 and 2.3 percentage points lower than the gross margin rate of 49.3% for both the same periods of the prior year. The decrease in the gross margin rate is partially attributable to the changes in the Company's merchandise mix, which reflects an increase in sales of lower margin products, such as certain state-of-the-art electronic items and home furnishings and a decrease in sales of certain higher margin products, such as the Company's Sharper Image Design proprietary products, fitness equipment, and automotive and security items.

Buying and Occupancy

Store occupancy expense for the three-month and nine-month periods ended October 31, 1996 increased $593,000 and $1,789,000 respectively, or 11.6% and 12.1%, from the comparable prior year periods. The increase primarily reflects the occupancy costs associated with the three new stores opened during the last quarter of the prior fiscal year and the seven new stores that opened during the nine-month period ended October 31, 1996, which was partially offset by the elimination of the occupancy costs of the two stores closed during fiscal 1995 and the two stores closed during the nine-month period ended October 31, 1996.

Advertising and Promotion Expenses

Advertising and promotion expenses for the three-month and nine-month periods ended October 31, 1996 decreased $1,298,000, or 22.2%, and $5,127,000, or 25.4%, from the comparable prior year periods. The decrease in advertising and promotion expenses for the three-month and nine-month periods ended October 31, 1996 reflects primarily the Company's planned program to reduce advertising and promotion expenses by reducing the number of catalogs and catalog pages mailed for The Sharper Image catalog and the Sharper Image SPA Collection catalog. The planned reduction in advertising and promotion expense, which was primarily catalog costs, was made in the Company's efforts to partially offset escalating paper prices. Paper prices were sharply higher during the first quarter of this year as compared with last year's same period. Management also believed that the reduced number of catalogs and catalog pages would generate higher productivity and that the planned decrease in advertising and promotion expenses would more than offset the effect of the possible decrease in revenues caused by the reduced advertising on a full fiscal year basis. The decrease in catalog advertising costs for the three and nine month period was partially offset by the test mailings of the Sharper Image Home Collection Catalog.

Based on actual sales and statistical data collected from the first quarter, the Company believes that the planned reductions in catalog circulation for The Sharper Image catalog and the Sharper Image SPA Collection catalog was excessive and that certain profitable sales were missed. During the second quarter, the Company adjusted the circulation upward for the balance of the year. This resulted in a 6% increase for the three month period ended October 31, 1996 and a 1% increase for the nine-month period ended October 31, 1996 in the circulation of The Sharper Image catalog. As part of the Company's planned program, the number of pages circulated of The Sharper Image catalog was decreased by 20% and 31% for the three-month and nine-month periods ended October 31, 1996. For the Sharper Image SPA Collection catalog, the number of catalogs circulated decreased by 45% and 32%, while the number of pages circulated decreased by 61% and 51% for the three-month and nine-month periods ended October 31, 1996.

The decrease in costs was partially offset by the rate increases in paper costs which have had a significant adverse effect on the Company. The Company began to receive rate decreases in paper costs during the second quarter of fiscal 1996; which has had a favorable impact on costs for the nine months ended October 31, 1996 as compared to the prior years same period. In an effort to partially offset the impact of the rate increases in paper and postage costs, the Company has implemented measures which includes reducing the catalog dimensions, reducing the number of pages per catalog, as well as using a lighter weight of paper. The current decrease in paper prices will allow the Company to more aggressively prospect for new customers during the fourth quarter by reducing catalog costs. The Company plans to continue to increase the circulation of The Sharper Image catalog and the Sharper Image SPA Collection catalog for the remainder of the year.

In October 1996, the Company launched a redesigned The Sharper Image catalog which has a new and updated graphic look and copy approach. In conjunction with the new catalog look, the Company also launched a major advertising campaign in leading consumer magazines. The campaign is designed to attract a new generation of customers, as well as attract existing customers to the Company's stores and catalogs.

General, Selling and Administrative Expenses

General, selling and administrative expenses for the three-month and nine-month periods ended October 31, 1996 increased $217,000, or 2.0%, and $1,109,000, or 3.5% from the comparable prior year periods. For the three-month period, the increase was primarily due to increases in store expenses, which was partially offset by reductions in contracted services for telemarketing, customer service and distribution facilities. For the nine-month period, the increase was primarily attributable to the increase in store expenses associated with the ten new stores opened during the past twelve months and an increase in corporate personnel expenses to support the additional stores, the new Sharper Image SPA Collection catalog, and The Sharper Image Home Collection catalog concepts. Also contributing to the increase in general, selling, and administrative expenses was an increase in net delivery expense related to mail-order shipments.

Liquidity and Capital Resources

The Company met its short-term liquidity needs and its capital requirements in the nine-month period ended October 31, 1996 with available cash, trade credit, and borrowings under the credit facility. During the nine-month period ended October 31, 1996, the Company's cash decreased by $11,903,000 to $573,000 primarily due to the increases in merchandise inventory, property and equipment expenditures and funding of operating expenses for the period.

In September 1994, the Company entered into a five-year revolving secured credit facility ("credit facility") with The CIT Group/Business Credit, Inc., ("CIT"). The credit facility allows the Company to borrow funds and issue letters of credit up to $20.0 million based upon inventory levels. The credit facility is secured by the Company's inventory, accounts receivable, general intangibles and certain other assets. Except as described below, borrowings under the credit facility bear interest at either prime plus 0.75% per annum, or LIBOR plus 2.75% per annum. The credit facility contains certain financial covenants pertaining to fixed charge coverage ratio, leverage ratio, working capital and net worth. The credit facility has limitations on operating leases, other borrowings, dividend payments and stock repurchases.

In May 1996, an amendment to the credit facility was completed with CIT to provide for term loans for capital expenditures ("CAPEX Term Loans") up to an aggregate amount of $4.5 million. As a result of the amendment, the total credit facility was increased from $20.0 million to $24.5 million and the expiration has been extended for an additional two years to September 2001. The CAPEX Term Loans allow the Company to borrow amounts for the acquisition of capital improvements. Amounts borrowed under the CAPEX Term Loans bear interest at either prime plus 1% per annum, or at LIBOR plus 3% per annum. Each CAPEX Term Loan is to be repaid in 36 equal monthly principal installments. Certain financial covenants of the credit facility were revised in the amendment. CIT received warrants for 25,000 shares of the Company's common stock exercisable at any time within five years at an exercise price of $6.00 per share.

At October 31, 1996, there were borrowings of $8,085,000 outstanding under the credit facility, letters of credit commitments outstanding under the credit facility of $1,784,000, and a borrowing of $2,000,000 outstanding under the CAPEX term loans which is included in notes payable.

Notes payable also included two mortgage loans collateralized by certain property and equipment. In connection with the expansion of the Company's distribution center which was completed in October 1995, the Company refinanced the mortgage loan collateralized by the distribution center and paid off the existing mortgage. The new note in the amount of $3 million was funded in December 1995, bears interest at a fixed rate of 8.40%, provides for monthly payments of principal and interest in the amount of $29,367, and matures in January 2011. The other note bears interest at a variable rate equal to the rate on 30-day commercial paper plus 3.82%, provides for monthly payments of principal and interest in the amount of $14,320, and matures in January 2000.

The Company's merchandise inventory at October 31, 1996 was approximately 5% lower than that of October 31, 1995 while supporting the additional number of stores, new retail concepts and the expanding wholesale business. Management believes that the lower than optimal inventory levels during the three-month period ended October 31, 1996 had an adverse impact on sales.

During the nine-month period ended October 31, 1996, the Company opened five The Sharper Image stores located in Chestnut Hill, Massachusetts; Edina, Minnesota; Raleigh, North Carolina; Garden City, New York; and Paramus, New Jersey. Two
Sharper Image SPA Collection stores located in Beverly Hills, California, and Troy, Michigan were also opened during the nine-month period ended October 31, 1996. The Company remodeled four The Sharper Image stores located in Redondo Beach, California; Chicago, Illinois; Boca Raton, Florida; and San Antonio, Texas and closed two stores located in Minneapolis, Minnesota and Lahaina, Maui, Hawaii. The Company expects to have a net of six stores added during fiscal 1996. Total capital expenditures estimated for the new and existing stores, including the remodel and the relocation of a number of existing stores, corporate headquarters, and the distribution center for fiscal 1996 are between $6.0 million to $8.0 million.

The Company believes it will be able to fund its cash needs for the remainder of the fiscal year through internally generated cash, trade credit and the credit facility.

Seasonality

The Company's business is subject to substantial seasonal variations in demand. Historically, a significant portion of the Company's sales and net income have been realized during the Company's fourth fiscal quarter and levels of sales and net income have generally been significantly lower during the other fiscal quarters. The Company believes this is the general pattern associated with the mail order and retail industries. In anticipation of its peak season, the Company hires a substantial number of additional employees in its retail stores and mail order processing and distribution areas and incurs significant catalog production and mailing costs.

General

The foregoing discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included with this report. The foregoing discussion contains certain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties include, without limitation, risks of changing market conditions in the overall economy and the retail industry, consumer demand, the opening of new stores, actual advertising expenditures by the Company, the success of the Company's advertising and merchandising strategy, availability of products, and other factors detailed from time to time in the Company's annual and other reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligations to publicly release any revisions to these forward-looking statements or reflect events or circumstances after the date hereof.

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

10.20 Form of Warrant to Purchase Common Stock Agreement dated May 15, 1996 between the Company and The CIT Group/Business Credit Inc. (Incorporated by reference to Exhibit 10.20 to the Form 10Q for the quarter ended April 30, 1996).

10.21 Form of CAPEX Term Loan Promissory note dated October 15, 1996 between the Company and The CIT Group/Business Credit Inc.

11.1     Statement Re:  Computation of Earnings per Share.

15.0     Letter Re: Unaudited Interim Financial Information.

27.0     Financial Data Schedule.


(b)      Reports on Form 8-K

         The Company has not filed any reports on Form 8-K for the three months ended October 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                SHARPER IMAGE CORPORATION



Date:     December 12, 1996                     by:/s/  Craig P. Womack
          -----------------                        --------------------
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