Form 10-Q/A
period 1996-10-31
SHARPER IMAGE CORP
filed 1996-12-16
CIK 811696

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A

                                 Amendment No. 1


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

                                 EXHIBIT INDEX

Exhibit
Number
------
10.1     Amended and Restated Stock Option Plan.  (Incorporated  by reference to
         Registration   Statement   on  Form  S-8  filed  on  January  19,  1996
         (Registration No. 33-3327).)

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

10.21* Form of CAPEX Term Loan Promissory note dated October 15, 1996 between the Company and The CIT Group/Business Credit Inc.

11.1*    Statement Re:  Computation of Earnings per Share.

15.0*    Letter Re: Unaudited Interim Financial Information.

27.0     Financial Data Schedule.

------------

* Previously filed.