Form 10-K
period 1997-01-31
SHARPER IMAGE CORP
filed 1997-04-30
CIK 811696

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended January 31, 1997

                                       or
 (   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes XX No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

  The aggregate market value of the voting stock held by non-affiliates of the
                 Registrant as of April 14,1997 was $10,057,621

    The number of shares of Common Stock, with $.01 par value, outstanding on
                      April 14, 1997 was 8,266,940 shares.

Documents incorporated by reference:
Portions of Registrant's Annual Report to Stockholders for the fiscal year ended January 31, 1997 are incorporated by reference into Parts II and IV of this Report. Portions of Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held June 9, 1997 are incorporated by reference into Part III of this report.

                                     PART 1

         This Annual Report on Form 10-K and the documents incorporated herein by reference of Sharper Image Corporation (referred to as the "Company" or "The Sharper Image") contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by the Company's management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions, are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Factors Affecting Future Operating Results" on pages 12 through 14, as well as those noted in the documents incorporated herein by reference. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the statements set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

Item 1. Business

Overview

         Sharper Image Corporation is a specialty retailer which introduces and sells quality, innovative and entertaining products through The Sharper Image stores and monthly mail-order catalog, and other marketing channels. In the past year, the Company also marketed through two new concepts. The Sharper Image Home Collection had its initial mail-order test in January 1996, and the Sharper Image SPA Collection concept was marketed through mail-order and stores. As discussed below, after critical evaluation of the operating results and future prospects of the SPA Collection division, management made the decision to close the SPA Collection division.

         The Company was founded in 1977 by Richard Thalheimer, who continues as Chairman and Chief Executive Officer. First mailed in 1981, The Sharper Image Catalog found success in the growing field of mail-order shopping. Expansion of The Sharper Image concept to retail stores began in 1984, and as of January 31, 1997, the Company operated 82 The Sharper Image stores in the United States and licensees operate 5 stores internationally and 2 airport stores in the United States. The Company's aggregate sales from its stores have grown substantially since the beginning of fiscal 1984 and have increased from 3% of total revenues in fiscal 1983 to 71% of total revenues for the fiscal year ended January 31, 1997 (fiscal 1996). The typical Sharper Image stores range from approximately 2,200 to 2,500 selling square feet in size, with several larger size stores that have 3,000 to 5,000 selling square feet. The Company also has two additional retail formats, Sharper Image Design stores and airport shops. These formats are discussed under "Store Operations" and "Licensed Operations".

         During fiscal 1996, the Company opened 3 new stores of The Sharper Image concept and format and 3 new Sharper Image Design stores. Two under-performing Sharper Image stores were closed. The Company is planning to open one to three new stores during the fiscal year ending January 31, 1998 (fiscal 1997). Management's goal is to grow the number of stores by 10% to 15% during the next two fiscal years. However, there can be no assurances that the Company will meet this goal. See "Factors Affecting Future Operating Results." Lease terms for certain of the existing The Sharper Image store locations will be maturing during fiscal 1997 and such locations may be relocated or closed. The Company employs over 1,200 employees in twenty-eight states.

         In addition to serving as the primary advertising vehicle for the Company's stores, The Sharper Image Catalog generated about 80% of its total mail-order sales (approximately 26% of total revenues) in fiscal 1996. The monthly color catalog which ranged from 68 to 124 pages in fiscal 1996, is recognized for creative excellence within the catalog industry. Worldwide, the Company mailed approximately 35 million of The Sharper Image Catalogs in fiscal 1996. The Company launched the test mailing of the Sharper Image Home Collection catalog in January 1996. Management plans to focus its efforts in growing this concept in fiscal 1997 and will continue to evaluate the operating results and potential of this concept.

         The Company is known for its varied product mix and a merchandising philosophy focusing on quality products which are unique, innovative, entertaining, and useful that are developed by The Sharper Image, exclusive to The Sharper Image, or in limited distribution. In product lines where the Company competes directly with other retailers, it chooses to sell the best version of the product--maximizing features, uniqueness, and value. The Company is frequently sought after by manufacturers and inventors to launch technologically-advanced and fun products.

         The Company's business is highly seasonal, with sales peaks at the holiday periods of Father's Day and Christmas. See "Seasonality". Historically, the typical Sharper Image demographic mix has been upper income, approximately 65% male, 35% female.

         In addition to its primary businesses, The Sharper Image leverages its name and reputation through a corporate marketing program, wholesale sales of Sharper Image brand products, which included Sharper Image Design proprietary products and private-labeled products, and a product licensing program with selected businesses. Wholesale sales are made primarily to fine department stores and to international retailers. The most leading-edge marketing opportunity for the Company is the Internet. The Company's The Sharper Image Catalog is on the World Wide Web at http://www.sharperimage.com. Other electronic medium include America Online's Marketplace and Time-Warner's Dreamshop at http://www.dreamshop.com. Although it is too early to predict the potential of this sales medium and there is no guarantee of the possibility of success, the Company is at the forefront of this electronic marketplace and hopes to be a leader when this market begins to reach full acceptance. See "Factors Affecting Future Operating Results".

         During fiscal 1996, the Company continued the development of an in-house new product development function along with a wholesale sales group to market its proprietary Sharper Image Design and other Sharper Image brand products to fine department stores nationwide and internationally. While this sales channel is still in its early stage and a small part of total revenues, the wholesale sales group made sales gains in fiscal 1996. The development of the proprietary and private-labeled products, and wholesales sales opportunities will continue to be an integral part of the Company's growth.

         The Company launched the test mailings of the Sharper Image SPA Collection (SPA) catalog in February 1995. During the second half of fiscal 1995, the Company also opened four SPA stores to test this retail concept. During fiscal 1996, in its second year of operations, the Company mailed more than 7 million SPA catalogs and opened two additional SPA stores. In late fiscal 1996, management reviewed the operating results for the two-year period, and the future potential of this concept, and determined that it would be prudent for the Company to re-direct resources to the higher growth opportunities of the core business of The Sharper Image. As a result, the decision was made to close the operations of the SPA catalog and the six SPA stores. See "Factors Affecting Future Operating Results".

The Sharper Image Catalog/Retail Advertising

         The Sharper Image Catalog is a full-color catalog that is mailed to an average of approximately 2.5 million individuals each month. The catalog is also the primary source of advertising for the Company's retail stores. During fiscal 1996, the Company mailed approximately 35 million of The Sharper Image Catalogs to over 5 million different individuals. Circulation and number of pages of The Sharper Image Catalog is under continual review to balance the costs of mailing the catalogs with the revenues generated. The mailings increase at Father's Day and Christmas reflecting the seasonal nature of the Company's business.

         In fiscal 1995, the Company experienced a significant increase in advertising and promotion expenses due to the increased cost of paper and postage resulting from the industry-wide rate increases in paper and a one-time postal rate increase in January 1995. Although paper costs have started to level off from the highest point experienced during fiscal 1995, the rate increases in paper that took place in fiscal 1995 continued to have an upward impact on advertising expense for the first half of fiscal 1996. The Company has experienced lower paper prices since July 1996. The Company has implemented certain actions designed to lower the costs of producing the catalog to lessen the impact of the paper and postage increases, including reducing the number of pages per catalog, trimming the dimensions of the catalogs and using a lighter weight of paper. As a result of these changes, advertising and promotion expenses for fiscal 1996 were substantially lower than for fiscal 1995. There have been two moderate paper price increases since the beginning of fiscal 1997. The Company continually reviews the cost and effectiveness of its advertising efforts. See "Factors Affecting Future Operating Results".

         The Sharper Image Catalog is created and produced by the Company's in-house staff of writers and production artists. The Company utilizes free-lance photographers on an as needed basis. The catalog is electronically produced in-house on a network of computers using the latest desktop publishing software. This enables the Company to maintain quality control and shorten the lead time needed to produce the catalog. The monthly production and distribution schedule permits frequent changes in the product selection. During fiscal 1996, The Sharper Image Catalog typically contained from 68 to 76 pages for non-peak months and between 84 and 124 pages for the peak seasons of Father's Day and Christmas. The catalogs typically feature between 300 and 700 products, of which approximately 10% to 25% are new each month. In October 1996, the Company re-designed The Sharper Image catalog to update the look of the catalog to distinguish the Company from other specialty retailers. The new catalog design uses dramatic visuals and humorous and clever product descriptions. The new catalog design features products more prominently, but includes a fewer number of products, which ranged between 200 to 350 products in the fourth quarter of fiscal 1996.

         During fiscal 1996, the Company also utilized newspaper and airline magazine inserts to advertise specific products. The Company believes these advertisements generate store sales as well as mail-order sales. The Company plans to continue them in fiscal 1997. In addition, from time to time, the Company has also produced certain specialty catalogs to test new catalog concepts. To enhance the effectiveness of the catalog, the Company's in-house staff utilizes statistical evaluation and selection techniques to determine which segments of the in-house mailing list are likely to contribute the greatest revenue per mailing. This evaluation has provided the Company with the ability to quickly increase circulation to responsive segments and to scale back circulation to non-responsive segments thus reducing the effective cost of advertising.

         In January 1996, the Company mailed its initial test catalog for The Sharper Image Home Collection concept. This catalog features high quality, luxury home furnishings and accessories. The responses to this mailing during its first year is encouraging and the Company plans to continue to invest in the development of this concept.

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

Store Operations

         The Sharper Image stores are located throughout the United States generally in downtown financial districts and business centers, upscale shopping malls or drive-up suburban locations, all of which are areas that typically have a high population density.

         Each store is generally staffed with approximately 6 to 8 employees, including a manager, an assistant manager, a senior sales associate, sales associates, and other support staff. A few of the Company's high volume stores are staffed with 11 to 15 associates. The Company's President and Chief Administrative Officer currently oversees store operations. Store personnel compensation structure is based largely on commission and is closely monitored in relation to sales. The Company expends considerable effort to train its sales associates on the many new and frequently technically oriented items in order to maintain a high customer service level.

         The Sharper Image stores are designed by the Company's design staff at the Company's headquarters in San Francisco to standardize, where possible, layout so as to simplify their operations. The stores are operated according to standardized procedures for customer relations, merchandise display and pricing, product demonstration, inventory maintenance, personnel training, administration and security. The Company's original Sharper Image stores typically have 2,200 to 2,500 square feet of selling space and approximately 1,300 to 2,200 square feet of storage and administrative space. The cost of leasehold improvements, fixtures and other equipment associated with the opening of a new Sharper Image store has averaged approximately $300,000 to $500,000. Initial inventory for a new Sharper Image store has generally cost approximately $250,000. Outlet stores are approximately half the cost of the original Sharper Image stores. The Company also operates a second retail format of Sharper Image Design stores which are approximately half the size of the original store with between 1,000 to 1,200 of selling square feet, and features higher margin proprietary products in addition to other top selling merchandise. At the end of fiscal 1996, the Company had 70 The Sharper Image stores, 8 Sharper Image Design stores, and 4 outlet locations.

         The Company's retail stores' product presentation includes bold eye-catching displays designed to draw customers to new or top-selling products. Product presentations are organized into distinct categories such as health and massage, travel, home and safety, recreation and fitness, and the newest in electronics.


Merchandising, Product Selection and Development

         The Company's merchandise mix emphasizes innovative products that are new to market, and unique products which are proprietary, available exclusively through The Sharper Image, or are not available in broad distribution. The Company's sales are driven by individual products, focusing on offering pre-selected items which represent quality, innovation, and entertainment, as distinguished from offering broad assortments of categories of merchandise. As individual items come to market or are developed internally by the Company which fit the criteria for new products, the Company's buying and merchandise mix will change to emphasize those products. As a result of such shifting emphasis among individual items, the mix of sales by category changes from time to time. The effect, from year to year, can be to increase or decrease the merchandise gross margin rates since some categories of merchandise sustain traditionally higher margins and some traditionally sustain lower margin rates.

        The Company's current merchandise strategy is to offer a narrower assortment in its stores and catalogs. The Company offers products at price levels ranging from $10 to over $5,000. The Company intends to keep expanding the offering of products in the $50 to $500 price range to appeal to the Company's customer base. The Company also intends to continue to develop Sharper Image Design proprietary and private-labeled products to utilize its marketing knowledge built from 20 years of retailing experience. While these proprietary and private-labeled products offer important sales and gross margin growth opportunities for all the revenue generating areas of the Company, there are certain risks associated with these internally developed products, such as possible manufacturing constraints, delays in bringing these products to market and cost increases. Products may also be subject to other imitations. See "Factors Affecting Future Operating Results".

         The process of finding new products involves the Company's buyers reviewing voluminous product literature, traveling extensively throughout the United States, Europe and the Far East to attend trade shows and exhibitions, and meeting with manufacturers. The Company enjoys relationships with many major manufacturers who use The Sharper Image regularly to introduce their newest products in the United States. See "Factors Affecting Future Operating Results".

         In addition to finding new products from outside sources, the Company's new product development group develops and produces Sharper Image Design proprietary products. The new product development group meets regularly with the merchandising staff to review new product opportunities, product quality , and customer feedback. From these creative sessions product ideas are put into development, design and productivity. Successful product introductions during the past two years include the Memo Manager Executive, KeySeeker, Shower Companion, Keycorder, and the Heart & Sound Soother.

         The Company believes that this new product development function, in addition to increasing its sales and gross margins and adding incremental wholesale sales, will favorably impact the Company by increasing the flow of unique and exclusive products in The Sharper Image stores and catalog and enhancing its brand name extension. However, there is no assurance that the Company will be able to continue the growth of gross margin and the proportionate sales related to these proprietary products. See "Factors Affecting Future Operating Results".

         The Company purchases merchandise from numerous foreign and domestic manufacturers and importers. None of the suppliers accounted for more than 10% of the dollar amount of the Company's purchases during fiscal 1996. Of the products offered by the Company in recent catalogs, approximately 69% were manufactured in the Far East, approximately 18% were manufactured within the United States, approximately 10% were manufactured in Europe, and approximately 3% were manufactured in Mexico and Canada. The Company expects these percentages to vary as new products are introduced. See "Factors Affecting Future Operating Results".

         Sharper Image Design proprietary products are produced for the Company on a contract basis by manufacturers in the Far East. The Company provides all product specifications to the contract manufacturers. Delivery lead time is generally in the range of 6 to 12 months. However, certain products introductions may require longer lead time.

         The Company generates information on merchandise orders and inventory, which is reviewed daily by the Company's buyers, its senior merchandising staff and top management. Each month, the Company generally replaces approximately 10% to 25% of its product offerings each month. The Company carefully considers which products will not be offered in future months based upon numerous factors, including revenues generated, gross margins, the cost of catalog and store space devoted to each product, product availability and quality.

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

Corporate Marketing

         During fiscal 1996, the Company's Corporate Marketing continued to grow. The incentive and gifting programs are designed by the Corporate Marketing unit to be used by client companies to increase their sales, or to motivate and reward their high achievers and customers utilizing The Sharper Image stores and catalog as the primary means of offering and delivering the incentives and gifts. The Company sells the incentive and gift merchandise certificates to the client companies who in turn distribute them under their programs. The certificates are redeemable for Sharper Image merchandise through its retail stores, by mail, or over the telephone through the catalog telemarketing group. The Company will continue to grow this area of its business.

Wholesale Operations

          The Company's Business Development department is the primary group responsible for marketing to other retailers, including fine department stores domestically as well as retailers in other countries. This group's sales grew from about $3.1 million in fiscal 1995 to about $4.0 million in fiscal 1996. Plans for this group are to continue to increase the number of wholesale customers in the U.S. and abroad, and the number of Sharper Image brand products offered to these customers. Negotiations to add other major department stores are on-going. By choosing to feature Sharper Image brand products, these fine department stores can sell proven products with positive sales appeal.

Licensed Operations

          The Company has exclusive licensing agreements in Japan, Switzerland, South Korea, Australia and Saudi Arabia, as well as in the United States for non-duty free airport locations. In fiscal 1996, the Company entered into a licensing agreement with its Saudi Arabia licensee. The new Saudi Arabia licensee opened its first The Sharper Image store in Riyadh in December 1996. Under the international license agreements, the licensee is granted the right to use the trademarked name, "The Sharper Image," in their country in connection with The Sharper Image retail store and catalog operations. The Company will assist the licensee by producing a foreign language edition of The Sharper Image catalog, typically quarterly, with economies of scale but at the expense of the licensees who then print and distribute locally. There are currently five Sharper Image retail stores operated by the foreign licensees, one each in Japan, Switzerland, Australia, Korea and Saudi Arabia. The Company receives royalties on sales by the licensees. Licensees purchase products from the Company or directly from manufacturers, maintain their own supply of inventory, and establish their own product prices The airport licensee is entitled to utilize The Sharper Image trademark and trade dress in designated airport locations, the design of which is subject to the approval of the Company. There are two locations -- one at Dallas-Fort Worth which opened in July 1994, and a second location at Detroit Metropolitan which opened in May 1995. The Company continues to pursue additional licensing and wholesale opportunities in foreign countries.

Product Licensing/The Sharper Image Trademark

          The Company also has product license agreements with various businesses. The Company controls the selection of the licensees and retail distribution channels for the products in order to maintain the quality associated with The Sharper Image name. Under each of these agreements, the licensee is granted the right to use the trademarked name, "The Sharper Image," in connection with the manufacture and sale of certain products. In consideration for the rights granted to the licensee, the Company receives royalties on the licensees' net sales, subject, in certain cases, to a periodic minimum royalty. The Company believes that product licensing presents opportunities to further leverage the value of The Sharper Image as a brand name.

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

Catalog Order Fulfillment and Distribution

          The Company has a single distribution facility in Little Rock, Arkansas. This facility was expanded during fiscal 1995, increasing the space from approximately 50,000 square feet to about 110,000 square feet. The Company's merchandise generally is delivered to the catalog customer and to The Sharper Image stores directly from the Company's distribution facility. A number of products are shipped directly from the vendor to the customer or to the stores. The shipment of products directly from vendors to the stores and customers reduces the level of inventory required to be carried at the distribution center, freight costs, and the lead time required to receive the products. Each catalog order is received via remote terminal at the distribution facility after the order has been approved for shipment. The Company's goal is to ship catalog orders within 48 hours after the order is received. The Company generally delivers products by second day air service to its customers. Store customers take their purchase with them. In fiscal 1996, the Company established a telemarketing center located at the Littler Rock distribution facility to augment the telemarketing team at the corporate offices.

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

Competition

         The Company operates in a highly competitive environment. The Company principally competes with a variety of department stores, sporting goods stores, discount stores, specialty retailers and other catalogs that offer products similar to or the same as some of those offered by the Company. Many of the Company's competitors are larger companies with greater financial resources, a wider selection of merchandise and a greater inventory availability. Although the Company attempts to market products not generally available elsewhere and has emphasized exclusive products in its merchandising strategy, many of its products or similar products can also be found in other retail stores or through other catalogs. The Company offers competitive pricing where other retailers market certain products similar to the Company's at lower prices. In addition, a number of other companies have attempted to imitate the presentation and method of operation of the Company's catalog and stores, and the Company's proprietary designed products. The Company competes principally on the basis of product exclusivity, selection, quality and price of its products, merchandise presentation in both the catalog and stores, its customer list, name recognition, and the quality of its customer service. The Company is committing additional resources to its internal product development group to create and produce proprietary products exclusively available from the Company. The Company is also testing additional retail concepts in it's efforts to grow revenues and net earnings in the long-term.

Trademark Licenses

          In the opinion of management, the Company's registered service mark and trademark, "The Sharper Image," and the name recognition that it has developed, is of significant value. The Company currently licenses the use of its trademarked name in connection with the production and circulation of foreign language editions of The Sharper Image catalog in Japan and Switzerland and in connection with The Sharper Image stores in Japan, Switzerland, Australia, Korea and Saudi Arabia in consideration for royalties and other fees. In addition to these international licensees, the Company has also entered into a license for the right to operate Sharper Image stores in domestic non-duty free airport locations as well as various product license agreements which grant the right to licensees to manufacture and sell products bearing the Company's trademark.

Seasonality

          The Company's business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the Christmas season. In addition, as the proportion of the Company's revenues derived from store sales has grown, the impact of seasonal fluctuations on the Company's sales and earnings has increased. As a result, a substantial percentage of the Company's total revenues and all or most of the Company's net earnings occur in its fourth fiscal quarter ending January 31. The Company generally experiences lower revenues during the other quarters and, as is typical in the retail industry, has incurred and may continue to incur losses in these quarters. The results of these interim quarters may not be representative of the results for the full fiscal year. In addition, like many retailers, the Company makes merchandising and inventory decisions for the Christmas season well in advance of the Holiday selling season. Accordingly, unfavorable economic conditions and/or deviations from projected demand for products during the fourth quarter could have a material adverse affect on the Company results of operations for the entire fiscal year. During the fiscal years 1996 and 1995, the Company's total revenues for the fourth quarter accounted for more than 40% of total revenues.

Employees

          As of January 31, 1997, the Company employed more than 1,200 associates, approximately 62% of whom were full-time. The Company considers its employee relations to be good.

Executive Officers

          Set forth below is a list of the executive officers of the Company, together with brief biographical descriptions.

Name                                Position                            Age
----                                --------                            ---

Richard Thalheimer                  Founder,                             49
                                      Chairman of the Board, and
                                      Chief Executive Officer

Barry Gilbert                       Vice Chairman,                       46
                                      Chief Operating Officer

Craig Womack                        President,                           46
                                      Chief Administrative Officer

Vincent Barriero                    Senior Vice President,               48
                                      Chief Information Officer, and
                                      Assistant Corporate Secretary


Shannon King                        Senior Vice President,               41
                                      Merchandising

Sydney Klevatt                      Senior Vice President,               61
                                      Marketing

Tracy Wan                           Senior Vice President,               37
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

         Barry Gilbert has been the Company's Vice Chairman and Chief Operating Officer since December 1996. Prior to joining the Company, Mr. Gilbert was with Warner Bros. Studio Stores, where he served as Senior Vice President of International Franchise Operations from 1994 to 1996, and as Senior Vice President of Stores from 1990 to 1994.

         Craig Womack has been the Company's President and Chief Administrative Officer since December 1996. Mr. Womack served as the Company's President and Chief Operating Officer from July 1993 to December 1996, and as the Company's Executive Vice President and Chief Operating Officer from December 1989 to July 1993.

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

Factors Affecting Future Operating Results

         The provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"), which became law in late December 1995, provide companies with a "safe harbor" when making forward-looking statements. This "safe harbor" encourages companies to provide prospective information about their companies without fear of litigation. The Company wishes to take advantage of the new "safe harbor" provisions of the Act and is including this section in its Annual Report on Form 10-K in order to do so. Statements that are not historical facts, including statements about management's expectations for fiscal year 1997 and beyond, are forward-looking statements and involve various risks and uncertainties. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

(a) The ability to offer an attractive selection of merchandise, including the ability to locate and offer new, innovative, and high quality products that satisfy its customers' demands and to acquire merchandise in sufficient quantities and on a timely basis.

(b) The ability to design and develop proprietary products that satisfy its customers' demands and to have such products manufactured cost-effectively and in sufficient quantities and delivered to the Company on a timely basis.

(c) The ability to successfully open new stores, which depends on a variety of factors, including, without limitation, the identification of new markets with sufficient customer demand, the selection and availability of suitable locations, the negotiation of acceptable store leases, the ability to hire and train additional store management and sales associates, and the availability of adequate capital resources on acceptable terms.

(d) The ability to successfully and cost-effectively advertise and market its products through The Sharper Image catalog and other advertising vehicles, including new media such as television shopping services and the Internet.

(e)      Future increases in postage,  paper or shipping costs that increase the
         cost  of  producing  and   distributing   the  Company's   catalogs  or
         merchandise.

(f) The success of new businesses that the Company may either develop or acquire from time to time. In late fiscal 1996, the Company made the decision to close its SPA Collection division as a result of its lack of profitability and anticipated future performance.

(g)      The  highly   seasonal   nature  of  the   Company's   business  -  See
         "Seasonality".

(h)      Changes in merchandise mix.

(i) The ability to maintain sufficient inventory levels of its products, particularly during peak selling seasons.

(j) The ability to compete effectively in the Company's highly competitive industry with existing and potential competitors, many of which have substantially greater financial and other resources than the Company.

(k) Changes in consumer preferences and customer demand for the Company's products, which fluctuates based on a variety of factors, including, without limitation, general or local economic conditions, buying trends, and the retail sales environment.

(l) Changes in general or local economic conditions, including conditions affecting the level of consumer spending on merchandise offered by the Company and the general demand for products of stores located adjacent to the Company's stores, particularly in malls.

(m) The political, social, legal and economic risks in foreign countries where the Company purchases a significant amount of merchandise from foreign vendors.

(n) Fluctuations in comparable store sales results, which have fluctuated significantly and have decreased in the past from period to period.

(o) The ability to hire and retain the services of management and other key employees, particularly its senior management, including, without limitation, Richard Thalheimer, the Company's Founder, Chairman and Chief Executive Officer.

(p)      Any significant increase in merchandise returns.

(q)      The quality of merchandise purchased by the Company.

(r) The ability of the Company's single distribution facility located in Little Rock, Arkansas to distribute the Company's inventory merchandise to its stores and customers on a cost-effective and timely basis, and the ability to provide superior customer service and efficiently fulfill customer orders. A disruption in operations of the distribution facility may significantly increase the Company's distribution costs.

(s) The ability to have its merchandise manufactured and delivered by the Company's vendors and manufacturers in sufficient quantities and on a cost-effective and timely basis.

(t) Changes in the availability of capital expenditure and working capital financing, including the availability of long-term financing to support development of retail stores.

(u) The imposition of new restrictions or regulations regarding the sale of the Company's products or changes in tax rules and regulations applicable to the Company, particularly with regard to state sales and use taxes.

(v)      Adverse results in significant litigation matters.

         The United States retail industry, and the specialty retail industry in particular, are dynamic by nature and have undergone significant changes over the past several years. The Company's ability to anticipate and successfully respond to continuing challenges is critical to achieving its expectations.

Item 2.  Properties

         The Company occupies approximately 50,000 square feet of office space for its corporate headquarters in San Francisco, CA, under a lease scheduled to expire on January 31, 2001, with an option to extend for two additional five-year periods.

         The Company currently operates 82 The Sharper Image stores under leases covering a total of approximately 185,000 square feet of net selling space.

         The Company's distribution facility is located in Little Rock, Arkansas. The Company completed the addition of the 60,000-square-foot phase one expansion of the distribution center in October 1995. The expanded distribution center now has about 110,000 square feet of space. The costs for phase one expansion were approximately $3.2 million. During fiscal 1996, the Company completed phase two of the expansion which involve the installation of pallet racking and the mail-order conveying system. All of the Company's distribution functions are through this facility and other seasonally occupied space rented by the Company in close proximity thereto. With the expanded building, the Company reduced its usage of seasonal overflow storage facility.

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

Item 4.  Submission of Matters to a Vote of Security Holders

          None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

          The information set forth under "Note D -- Revolving Loan and Notes Payable" in the Notes to Financial Statements on page 22 and the information set forth under the caption "Common Stock Market Prices and Dividend Policy" on page 27 of the Sharper Image Corporation 1996 Annual Report to Stockholders is incorporated herein by reference. As of April 14, 1997 there were 530 holders of record of the Registrant's Common Stock.

Item 6.  Selected Financial Data

         The information set forth under the caption "Financial Highlights" on page 3 of the Sharper Image Corporation 1996 Annual Report to Stockholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

         The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 11 to 15 of the Sharper Image Corporation 1996 Annual Report to Stockholders is incorporated herein by reference.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         None.

Item 8.  Financial Statements and Supplementary Data

         The financial statements and independent auditors' report set forth on pages 16 through 26 of the Sharper Image Corporation 1996 Annual Report to Stockholders are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         Information with respect to the directors of the Registrant is incorporated herein by reference to the Registrant's 1997 Proxy Statement to Stockholders, pages 2 through 3. Information with respect to the executive officers of the Registrant is contained in Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

         Information with respect to executive compensation is incorporated herein by reference to the Registrant's 1997 Proxy Statement, pages 6 to 7.



Item 12. Security Ownership of Certain Beneficial Owners and Management

         Information with respect to security ownership of beneficial owners and management is incorporated herein by reference to the Registrant's 1997 Proxy Statement, pages 4 to 5.

Item 13. Certain Relationships and Related Transactions

          None.
                                                                              14

                                     PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)1.    List of Financial Statements.

The following Financial Statements and Notes thereto set forth on pages 17 through 27 of the Sharper Image Corporation 1996 Annual Report to Stockholders are incorporated by reference as Exhibit 13.1 to this Report on Form 10-K:

Statements of Operations for the years ended January 31, 1997, 1996 and 1995.

Balance sheets at January 31, 1997 and 1996.

Statements of Stockholders' Equity for the years ended January 31, 1997, 1996 and 1995.

Statements of Cash Flows for the years ended January 31, 1997, 1996 and 1995.

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

(a)3.    List of Exhibits.

Incorporated  herein by  reference  is a list of the  Exhibits  contained in the
Exhibit Index which begins on page 21 of this report.

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

SHARPER IMAGE CORPORATION                   SHARPER IMAGE CORPORATION

By:  /s/ Richard J. Thalheimer              By:  /s/ Tracy Y. Wan
     ---------------------------                 ----------------------
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

Signature                       Title                                 Date
---------                       -----                                 ----

/s/ Richard J. Thalheimer       Chief Executive                 April  30, 1997
---------------------------       Officer, Chairman
Richard J. Thalheimer             (Principal Executive Officer)

/s/ Tracy Y. Wan                Senior Vice President,          April  30, 1997
---------------------------       Chief Financial Officer
Tracy Y. Wan                      Corporate Secretary
                                  (Principal Financial and
                                  Accounting Officer)

/s/ Elyse Eng Thalheimer        Director                        April  30, 1997
---------------------------
Elyse Eng Thalheimer

/s/ Alan Thalheimer             Director                        April  30, 1997
---------------------------
Alan Thalheimer


/s/ Lawrence Feldman            Director                        April  30, 1997
---------------------------
Lawrence Feldman


/s/ Maurice Gregg               Director                        April  30, 1997
---------------------------
Maurice Gregg


/s/ Gerald Napier               Director                        April  30, 1997
---------------------------
Gerald Napier


/s/ J. Gary Shansby             Director                        April  30, 1997
---------------------------
J. Gary Shansby

                                                       SHARPER IMAGE CORPORATION

                                            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                --------------------------------------
                                                                ($000)
            COLUMN                                 COLUMN             COLUMN                 COLUMN             COLUMN
              A                                      B                  C                      D                  E
-------------------------------------------------------------------------------------------------------------------------
                                                   Balance at           Additions                              Balance
                                                   Beginning           Charged to                             at End of
DESCRIPTION                                        of Period          Costs & Exp.        Deductions           Period
-------------------------------------------------------------------------------------------------------------------------
INVENTORY

YEAR ENDED JANUARY 31, 1997:
Inventory Obsolescence                              $1,449               $1,681             $1,621             $1,509

YEAR ENDED JANUARY 31, 1996:
Inventory Obsolescence                              $  891               $2,109             $1,551             $1,449

YEAR ENDED JANUARY 31, 1995:
Inventory Obsolescence                              $1,140               $1,630             $1,879             $  891

OTHER

YEAR ENDED JANUARY 31, 1997:
Other                                               $  461               $  351             $  307             $  505

YEAR ENDED JANUARY 31, 1996:
Other                                               $  291               $  462             $  292             $  461

YEAR ENDED JANUARY 31, 1995:
Other                                               $  196               $  371             $  276             $  291


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

10.13 Chief Executive Officer Compensation Plan dated February 3, 1995. (Incorporated by reference to Exhibit 10.24 to the Form 10-K for the fiscal year ended January 31, 1995.)

10.14 Annual Report for the Sharper Image 401(K) Savings Plan (Incorporated by reference to Form 11-K (Registration No. 33-80504) for the plan year ended December 31, 1995.)

10.15 Split-Dollar Agreement between the Company and Mr. R. Thalheimer, its Chief Executive Officer dated October 13, 1995, effective as of May 17, 1995 (Incorporated by reference to Exhibit 10.17 to Form 10-K for the fiscal year ended January 31, 1996).

10.16 Assignments of Life Insurance Policy as Collateral, both dated October 13, 1995, effective May 17, 1995 (Incorporated by reference to Exhibit
         10.18 to Form 10-K for the fiscal year ended January 31, 1996).

10.17 Amendment to the Financing Agreement dated May 15, 1996 between the Company and The CIT Group/Business Credit Inc. (Incorporated by reference to Exhibit 10.19 to the Form 10-Q for the quarter ended April 30, 1996).

10.18 Warrant to Purchase Common Stock Agreement dated May 15, 1996 between the Company and The CIT Group/Business Credit Inc. (Incorporated by reference to Exhibit 10.20 to the Form 10Q for the quarter ended April 30, 1996).

10.19 CAPEX Term Loan Promissory note dated October 15, 1996 between the Company and The CIT Group/Business Credit Inc. (Incorporated by reference to Exhibit 10.21 to the Form 10-Q for the quarter ended October 31, 1996).

10.20 Employment Agreement between the Company and Mr. Barry Gilbert, its Vice Chairman and Chief Operating Officer dated and effective December 2, 1996.

10.21 Amendment to the Financing Agreement dated February 13, 1997 between the Company and The CIT Group/Business Credit Inc.

10.22 Warrant to Purchase Common Stock Agreement dated February 13, 1997 between the Company and The CIT Group/Business Credit Inc.

10.23 Amendment to the Financing Agreement dated March 24, 1997 between the Company and The CIT Group/Business Credit Inc.

11.1     Statement Re:  Computation of Earnings per Share.

13.1     1996 Annual Report to Stockholders.

23.1     Independent Auditor's Report.

23.2     Independent Auditor's Consent.

27.0     Financial Data Schedule.