Form 10-Q
period 1997-04-30
SHARPER IMAGE CORP
filed 1997-06-13
CIK 811696

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 1997 or

[ ]    Transition  report  pursuant  to  Section  13 or 15(d) of the  Securities
       Exchange    Act   of   1934    for    the    transition    period    from
       ______________________ to ___________________


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

       Common Stock, $0.01 par value, 8,266,940 shares as of June 12, 1997

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHARPER IMAGE CORPORATION
CONDENSED BALANCE SHEETS
                                                             April 30,           April 30,
                                                               1997   January 31,  1996
Dollars in thousands, except per share amount               (Unaudited)  1997   (Unaudited)
                                                              -------   -------   -------
ASSETS
Current Assets:
   Cash and equivalent                                        $ 4,260   $10,873   $   858
   Accounts receivable, net of allowance for doubtful
    accounts of $512, $505 and $331                             4,499     5,915     4,296
   Merchandise inventories                                     28,793    27,365    32,516
   Deferred catalog costs                                       3,696     3,712     4,501
   Prepaid expenses and other                                   6,103     4,495     4,103
                                                              -------   -------   -------
Total Current Assets                                           47,351    52,360    46,274
Property and equipment, net                                    22,145    23,012    21,141
Deferred taxes and other assets                                 3,430     3,431     1,802
                                                              -------   -------   -------
Total Assets                                                  $72,926   $78,803   $69,217
                                                              =======   =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                      $32,864   $36,652   $26,677
   Deferred revenue                                             5,622     5,045     4,861
   Income taxes payable                                          --         308      --
   Current portion of notes payable                               931       927       246
                                                              -------   -------   -------
Total Current Liabilities                                      39,417    42,932    31,784
Notes payable                                                   4,011     4,245     3,274
Other liabilities                                               3,215     3,177     3,613
                                                              -------   -------   -------
Total Liabilities                                              46,643    50,354    38,671
                                                              -------   -------   -------

Stockholders' Equity:
 Preferred stock, $0.01 par value:
  Authorized 3,000,000 shares: Issued and outstanding, none      --        --        --
 Common stock, $0.01 par value:
  Authorized 25,000,000 shares: Issued and outstanding,
  8,266,940, 8,266,940 and 8,255,480 shares                        83        83        83
 Additional paid-in capital                                     9,590     9,590     9,563
 Retained earnings                                             16,610    18,776    20,900
                                                              -------   -------   -------
Total Stockholders' Equity                                     26,283    28,449    30,546
                                                              -------   -------   -------
Total Liabilities and Stockholders' Equity                    $72,926   $78,803   $69,217
                                                              =======   =======   =======


                             See notes to financial statements.

SHARPER IMAGE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)


                                                       Three Months Ended
Dollars in thousands, except per share amounts               April 30,
                                                   ----------------------------
                                                       1997             1996
                                                   -----------      -----------

REVENUES:
   Sales                                           $    40,701      $    40,730
   Less: returns and allowances                          5,220            5,104
                                                   -----------      -----------
  Net Sales                                             35,481           35,626
   Other revenue                                           792              875
                                                   -----------      -----------
                                                        36,273           36,501
                                                   -----------      -----------

COST AND EXPENSES:
   Cost of products                                     19,563           19,245
   Buying and occupancy                                  5,707            5,601
   Advertising and promotion                             3,546            4,726
   General, selling, and administrative                 11,021           10,651
                                                   -----------      -----------
                                                        39,837           40,223
                                                   -----------      -----------

OPERATING LOSS                                          (3,564)          (3,722)

OTHER INCOME (EXPENSE):
   Interest income (expense) net                           (55)               8
   Other-net                                                10               13
                                                   -----------      -----------
                                                           (45)              21
                                                   -----------      -----------

Loss Before Income Tax Benefit                          (3,609)          (3,701)

Income Tax Benefit                                      (1,443)          (1,480)
                                                   -----------      -----------

Net Loss                                           $    (2,166)     $    (2,221)
                                                   ===========      ===========

Weighted Average Number of Shares                    8,266,940        8,252,124

Net Loss Per Share                                 $     (0.26)     $     (0.27)
                                                   ===========      ===========




                       See notes to financial statements.

SHARPER IMAGE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)                                                                                Three Months Ended
                                                                                                 April 30,
                                                                                       ---------------------------
Dollars in thousands                                                                     1997               1996
                                                                                       --------           --------
Cash was Provided by (Used for) Operating Activities:
   Net loss                                                                          $ (2,166)          $ (2,221)
   Adjustments to reconcile net loss to net cash
   provided by (used for) operations:
     Depreciation and amortization                                                      1,136                978
     Deferred rent expense                                                                 49                  5
     Deferred income taxes                                                             (1,443)            (1,481)
  Changes in:
     Merchandise inventories                                                           (1,428)            (8,203)
     Accounts receivable                                                                1,416                140
     Deferred catalog costs, prepaid expenses and other                                  (146)              (420)
     Accounts payable and accrued expenses                                             (3,790)             1,453
     Deferred revenue and other liabilities                                               258               (427)
                                                                                       --------           --------
Cash Used for Operating Activities                                                     (6,114)           (10,176)
                                                                                       --------           --------

Cash was Provided by (Used for) Investing Activities:
   Property and equipment expenditures                                                   (269)            (1,418)
   Disposal of equipment                                                                    0                 25
                                                                                       --------           --------
Cash Used for Investing Activities                                                       (269)            (1,393)
                                                                                       --------           --------

Cash was Provided by (Used for) Financing Activities:
   Issuance of common stock for stock options                                            --                    9
   Principal payments on notes payable                                                   (230)               (58)
                                                                                       --------           --------
Cash Used for Financing Activities                                                       (230)               (49)
                                                                                       --------           --------

Net Decrease in Cash and Equivalents                                                   (6,613)           (11,618)
                                                                                       --------           --------
Cash and Equivalents at Beginning of Period                                            10,873             12,476
                                                                                       --------           --------

Cash and Equivalents at End of Period                                                $  4,260           $    858
                                                                                       ========           ========



Supplemental Disclosure of Cash Paid for:
   Interest                                                                          $    135           $    106
   Income Taxes                                                                      $    383           $    459


                                        See notes to financial statements.

                            SHARPER IMAGE CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


                Three-month periods ended April 30, 1997 and 1996

                                   (Unaudited)
NOTE A- Financial Statements

The condensed balance sheets at April 30, 1997 and 1996, the condensed statements of operations for the three-month periods ended April 30, 1997 and 1996, and the statements of cash flows for the three-month periods ended April 30, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 1997 and 1996, and for all periods presented, have been made. The Company's business is seasonal in nature and the results of operations for the interim periods presented are not necessarily indicative of the results for the full fiscal year.

The balance sheet at January 31, 1997, presented herein, has been derived from the audited balance sheet of the Company.

Certain information and footnote disclosures normally included in the footnotes to the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted from these interim financial statements. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report.

In February 1997, the Financial Accounting Standards Board issued Statement of Finanical Accounting Standards (SFAS) No. 128, "Earnings per Share". SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. The pro forma effect assuming adoption of SFAS No. 128 at the beginning of each period is presented below:

                                                         Quarter Ended April 30,
                                                         -----------------------
                                                           1997        1996
                                                           ----        ----
Pro forma Earnings (Loss) Per Share:

Basic                                                    $(0.26)      $(0.27)
Diluted                                                  $(0.26)      $(0.27)


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

Subsequent to January 31, 1997, two amendments to the credit facility were completed with CIT to amend certain financial covenants and to provide additional seasonal borrowings during 1997. The credit facility has been increased to $29.5 million for the period from October 1, 1997 through December 31, 1997.

At April 30, 1997, the Company had no amounts outstanding on its revolving loan credit facility. Letters of credit commitments outstanding under the credit facility were $2,026,000. Borrowings of $1,666,000 were outstanding under the CAPEX term loans which is included in notes payable.

Notes payable also included two mortgage loans collateralized by certain property and equipment. In connection with the expansion of the Company's distribution center which was completed in October 1995, the Company refinanced the mortgage loan collateralized by the distribution center and paid off the existing mortgage. The new note in the amount of $3 million was funded in December 1995, bears interest at a fixed rate of 8.40%, provides for monthly payments of principal and interest in the amount of $29,367, and matures in January 2011. The other note bears interest at a variable rate equal to the rate on 30-day commercial paper plus 3.82%, provides for monthly payments of principal and interest in the amount of $14,320, and matures in January 2000. Notes payable also included a CAPEX Term Loan which bears interest at a variable rate equal to the prime rate plus 1%, provides for monthly principal payments of $55,555 plus the related interest payment, and matures in October 1999.

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

                      INDEPENDENT ACCOUNTANTS REVIEW REPORT

The condensed balance sheets of the Company as of April 30, 1997 and 1996, and the related condensed statements of operations for the three-month periods then ended and cash flows for the three month periods then ended have been reviewed by the Company's independent accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements is presented herein.

Deloitte &
  Touche LLP
-------------   ----------------------------------------------------------------
                50 Fremont Street                      Telephone: (415) 247-4000
                San Francisco, California 94105-2230   Facsimile: (415) 247-4329


INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors
Sharper Image Corporation
San Francisco, California

We have reviewed the accompanying condensed balance sheets of Sharper Image Corporation as of April 30, 1997 and 1996 and the related condensed statements of operations for the three-month and nine-month periods then ended and cash flows for the nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Sharper Image Corporation as of January 31, 1997, and the related statements of operations, stockholders' equity and cash flows for the year ended (not presented herein); and in our report dated March 7, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of January 31, 1997 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


/s/ Deloitte & Touche LLP

May 22, 1997


---------------
Deloitte Touche
Tonmatsu
International
---------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

The following table is derived from the Company's Statements of Operations and shows the results of operations for the periods indicated as a percentage of total revenues.


                                                    Percentage of Total Revenues
                                                    ----------------------------
                                                         Three Months Ended
                                                             April 30,
                                                       ---------------------
                                                       1997             1996
                                                       -----           -----
Revenues:
     Net store sales                                   70.7%           71.5%
     Net catalog sales                                 27.1            26.1
     Other revenue                                      2.2             2.4
                                                       -----           -----
Total Revenues                                        100.0%          100.0%

Costs and Expenses:
     Cost of products                                  53.9            52.7
     Buying and occupancy                              15.7            15.3
     Advertising and promotion                          9.8            12.9
     General, selling
      and administrative                               30.4            29.2

Other Expense                                          (0.1)            0.0
                                                       -----           -----

Loss Before Income Tax Benefit                         (9.9)          (10.1)

Income Tax Benefit                                      3.9             4.0
                                                       -----           -----

Net Loss                                               (6.0)%          (6.1)%
                                                       =====           =====

Revenues
Net sales for the three-month period ended April 30, 1997, decreased $146,000, or 0.4%, from the comparable period of the prior year. Returns and allowances for the three-month period ended April 30, 1997, were 12.8% of sales, as compared with 12.5% of sales for the comparable prior year period. For the three-month period ended April 30, 1997, as compared with the same period last year, net store sales decreased $449,000, or 1.7%, comparable store sales decreased by 3.8%, and net catalog sales increased $303,000 or 3.2%.

The decrease in net store sales for the three-month period ended April 30, 1997 as compared with the same prior year period reflects a 5.0% decrease in average revenue per transaction, partially offset by a 2.7% increase in total store transactions. The increase in net catalog sales for the three-month period ended April 30, 1997 reflects an increase in average revenue per order of 72.4%, partially offset by a decrease of 40.0% in total catalog orders as compared to the same prior year period. The Company believes that the decrease in net store sales, and comparable store sales for the three-month period ended April 30, 1997 is partially due to fewer magazine ads impacting store sales, as well as the unavailability of certain popular products, including several limited edition products. The increase in net catalog sales is due to increases in sales for both The Sharper Image and The Sharper Image Home Collection catalogs.

Cost of Products
Cost of products for the three-month period ended April 30, 1997 increased $318,000, or 1.7%, from the comparable prior year period. The increase in cost of products reflects the higher costs of products attributable to the Company's merchandise mix, partially offset by the lower product costs related to the decrease in sales.

Buying and Occupancy
Buying and occupancy cost increased $106,000 due primarily to the increase in store occupancy expenses. Store occupancy expense for the three-month period ended April 30, 1997 increased $90,000, or 1.7%, from the comparable prior year period. The increase primarily reflects the occupancy costs associated with the six new stores opened during the last nine months of the prior fiscal year, which was partially offset by the elimination of the occupancy costs of the two Sharper Image stores closed during the three-month period ended April 30, 1997, and the closure of the Sharper Image SPA division.

Advertising and Promotion Expenses
Advertising and promotion expenses for the three-month period ended April 30, 1997 decreased $1,181,000, or 25%, from the comparable prior year period. The decrease in advertising and promotion expenses for the three-month period ended April 30, 1997 reflects primarily the elimination of the SPA Collection catalog, lower expenses related to magazine ads, and reduced catalog costs for The Sharper Image catalog. These decreases in advertising and promotion expenses were partially offset by the costs related to the Sharper Image Home Collection catalog.

General, Selling and Administrative Expenses
General, selling and administrative expenses (GS&A) for the three-month period ended April 30, 1997 increased $370,000, or 3.5%, from the comparable prior year period. The increase was primarily due to the increase in general and administrative costs related to the catalog operations and additional corporate administrative costs, partially offset by the elimination of costs related to the closure of the SPA division.

Liquidity and Capital Resources
The Company met its short-term liquidity needs and its capital requirements in the three-month period ended April 30, 1997 with available cash, trade credit, and borrowings under the credit facility. During the three-month period ended April 30, 1997, the Company's cash decreased by $6,613,000 to $4,260,000 primarily due to the increases in merchandise inventory and the funding of operating expenses for the period.

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

Subsequent to January 31, 1997, two amendments to the credit facility were completed with CIT to amend certain financial covenants and to provide additional seasonal borrowings during 1997. The credit facility has been increased to $29.5 million for the period from October 1, 1997 through December 31, 1997.

At April 30, 1997, the Company had no amounts outstanding on its revolving loan credit facility. Letters of credit commitments outstanding under the credit facility were $2,026,000. Borrowings of $1,666,000 were outstanding under the CAPEX term loans, which is included in notes payable.

Notes payable also included two mortgage loans collateralized by certain property and equipment. In connection with the expansion of the Company's distribution center which was completed in October 1995, the Company refinanced the mortgage loan collateralized by the distribution center and paid off the existing mortgage. The new note in the amount of $3 million was funded in December 1995, bears interest at a fixed rate of 8.40%, provides for monthly payments of principal and interest in the amount of $29,367, and matures in January 2011. The other note bears interest at a variable rate equal to the rate on 30-day commercial paper plus 3.82%, provides for monthly payments of principal and interest in the amount of $14,320, and matures in January 2000. Notes payable also included a CAPEX Term Loan which bears interest at a variable rate equal to the prime rate plus 1%, provides for monthly principal payments of $55,555 plus the related interest payment, and matures in October 1999.

The Company's merchandise inventory at April 30, 1997 was approximately 11% lower than that of April 30, 1996. Management believes that the lower than optimal inventory levels during the three-month period ended April 30, 1997 had an impact on the lower sales.

During the three-month period ended April 30, 1997, the Company closed two stores located in Novato, California and Washington, D.C. The Company is currently evaluating its plan to open one to three new Sharper Image stores and convert certain of the SPA Collection stores to Sharper Image stores during fiscal 1997. Total capital expenditures estimated for the new and existing stores, including the remodel of a number of existing stores, corporate headquarters, and the distribution center for fiscal 1997 are between $4.0 million to $6.0 million.

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

Uncertainties and Risk
The foregoing discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included with this report. The foregoing discussion contains certain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties include, without limitation, risks of changing market conditions in the overall economy and the retail industry, consumer demand, the opening of new stores, actual advertising expenditures by the Company, the success of the Company's advertising and merchandising strategy, availability of products, and other factors detailed from time to time in the Company's annual and other reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligations to publicly release any revisions to these forward-looking statements or reflect events or circumstances after the date hereof.

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

10.10 Real Estate Installment Note and Mortgage dated October 4, 1993 among the Company and Lee Thalheimer, Trustee for the Alan Thalheimer Trust. (Incorporated by reference to Exhibit 10.20 to Form 10-K for fiscal year ended January 31, 1994)

10.11 Financing Agreement dated September 21, 1994 between the Company and CIT Group/Business Credit Inc. (Incorporated by reference to Exhibit 10.12 to Form 10-Q for the quarter ended October 31, 1994)

10.12  The Sharper  Image  401(K)  Savings  Plan  (Incorporated  by reference to
       Exhibit 10.21 to Registration Statement of Form S-8 (Registration No. 33-80504) dated June 21, 1994))

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

10.19 CAPEX Term Loan Promissory note dated October 15, 1996 between the Company and The CIT Group/Business Credit Inc. (Incorporated by reference to Exhibit 10.21 to the Form 10Q for the quarter ended October 31, 1996.)

10.20 Employment Agreement between the Company and Mr. Barry Gilbert, its Vice Chairman and Chief Operating Officer dated and effective December 2, 1996. (Incorporated by reference to Exhibit 10.20 to the Form 10-K for the fiscal year ended January 31, 1997.)

10.21 Amendment to the Financing Agreement dated February 13, 1997 between the Company and The CIT Group/Business Credit Inc. (Incorporated by reference to Exhibit 10.21 to the Form 10-K for the fiscal year ended January 31, 1997.)

10.22 Warrant to Purchase Common Stock Agreement dated February 13, 1997 between the Company and The CIT Group/Business Credit Inc. (Incorporated by reference to Exhibit 10.22 to the Form 10-K for the fiscal year ended January 31, 1997.)

10.23 Amendment to the Financing Agreement dated March 24, 1997 between the Company and The CIT Group/Business Credit Inc. (Incorporated by reference to Exhibit 10.23 to the Form 10-K for the fiscal year ended January 31, 1997.)

11.1   Statement Re: Computation of Earnings per Share.

15.0   Letter Re: Unaudited Interim Financial Information.

27.0   Financial Data Schedule.


(b)    Reports on Form 8-K

       The Company has not filed any reports on Form 8-K for the three months ended April 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             SHARPER IMAGE CORPORATION


Date:  June 12, 1997                         by: /s/ Craig P. Womack
       -------------                             --------------------
                                                      Craig P. Womack
                                                      President
                                                      Chief Administrative
                                                      Officer


                                             by: /s/ Tracy Y. Wan
                                                 --------------------
                                                      Tracy Y. Wan
                                                      Senior Vice President
                                                      Chief Financial Officer