Form 10-Q
period 1997-07-31
SHARPER IMAGE CORP
filed 1997-09-12
CIK 811696

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to
     _____________________



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

    Common Stock, $0.01 par value, 8,308,040 shares as of September 12, 1997

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



SHARPER IMAGE CORPORATION
CONDENSED BALANCE SHEETS

                                                                                           July 31,                         July 31,
Dollars in thousands, except per share amount                                                1997          January 31,       1996
                                                                                         (Unaudited)          1997       (Unaudited)
                                                                                         -----------          ----       -----------
ASSETS
Current Assets:
   Cash and equivalents                                                                    $   647          $10,873          $   781
   Accounts receivable, net of allowance for doubtful
    accounts of $516, $505 and $539                                                          4,770            5,915            4,155
   Merchandise inventories                                                                  26,939           27,365           25,646
   Deferred catalog costs                                                                    3,028            3,713            2,811
   Deferred taxes, prepaid expenses and other                                                7,480            4,495            5,001
                                                                                           -------          -------          -------
Total Current Assets                                                                        42,864           52,361           38,394
Property and equipment, net                                                                 20,263           23,012           21,702
Deferred taxes and other assets                                                              3,626            3,431            1,999
                                                                                           -------          -------          -------
Total Assets                                                                               $66,753          $78,804          $62,095
                                                                                           =======          =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                                                   $28,076          $36,653          $19,902
   Deferred revenue                                                                          5,954            5,045            4,870
   Income taxes payable                                                                       --                307             --
   Current portion of notes payable                                                            937              927              250
   Revolving  loan                                                                            --               --                800
                                                                                           -------          -------          -------
Total Current Liabilities                                                                   34,967           42,932           25,822
Notes payable                                                                                3,775            4,245            3,211
Other liabilities                                                                            3,248            3,178            3,553
                                                                                           -------          -------          -------
Total Liabilities                                                                           41,990           50,355           32,586
                                                                                           -------          -------          -------

Stockholders' Equity:
 Preferred stock, $0.01 par value:
  Authorized 3,000,000 shares: Issued and outstanding, none                                   --               --               --
 Common stock, $0.01 par value:
  Authorized 25,000,000 shares: Issued and outstanding,
  8,285,040, 8,266,940 and 8,260,480 shares                                                     83               83               83
 Additional paid-in capital                                                                  9,624            9,590            9,578
 Retained earnings                                                                          15,056           18,776           19,848
                                                                                           -------          -------          -------
Total Stockholders' Equity                                                                  24,763           28,449           29,509
                                                                                           -------          -------          -------
Total Liabilities and Stockholders' Equity                                                 $66,753          $78,804          $62,095
                                                                                           =======          =======          =======


                                                 See notes to financial statements.

SHARPER IMAGE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)


                                                                        Three Months Ended                   Six Months Ended
Dollars in thousands, except per share amounts                             July 31,                              July 31,
                                                               ------------------------------        ------------------------------
                                                                   1997               1996               1997               1996
                                                                   ----               ----               ----               ----
REVENUES:
   Sales                                                       $    48,135        $    49,133        $    88,837        $    89,863
   Less: returns and allowances                                      5,711              5,877             10,931             10,981
                                                               -----------        -----------        -----------        -----------
  Net Sales                                                         42,424             43,256             77,906             78,882
   Other revenue                                                       916                930              1,707              1,805
                                                               -----------        -----------        -----------        -----------
                                                                    43,340             44,186             79,613             80,687
                                                               -----------        -----------        -----------        -----------


COST AND EXPENSES:
   Cost of products                                                 23,472             22,872             43,035             42,118
   Buying and occupancy                                              5,783              5,785             11,490             11,385
   Advertising and promotion                                         4,715              5,806              8,261             10,533
   General, selling, and administrative                             11,739             11,370             22,760             22,021
                                                               -----------        -----------        -----------        -----------
                                                                    45,709             45,833             85,546             86,057
                                                               -----------        -----------        -----------        -----------

OPERATING LOSS                                                      (2,369)            (1,647)            (5,933)            (5,370)

OTHER INCOME (EXPENSE):
   Interest expense, net                                              (128)              (102)              (183)               (94)
   Other, net                                                           10                 (4)                19                  9
                                                               -----------        -----------        -----------        -----------
                                                                      (118)              (106)              (164)               (85)
                                                               -----------        -----------        -----------        -----------

Loss Before Income Tax Benefit                                      (2,487)            (1,753)            (6,097)            (5,455)

Income Tax Benefit                                                    (995)              (701)            (2,439)            (2,182)
                                                               -----------        -----------        -----------        -----------

Net Loss                                                       $    (1,492)       $    (1,052)       $    (3,658)       $    (3,273)
                                                               ===========        ===========        ===========        ===========

Weighted Average Number of Shares                                8,273,103          8,259,393          8,270,073          8,255,799

Net Loss Per Share                                             $     (0.18)       $     (0.13)       $     (0.44)       $     (0.40)
                                                               ===========        ===========        ===========        ===========



                                                 See notes to financial statements.

SHARPER IMAGE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)                                                   Six Months Ended
                                                                  July 31,
                                                             -------------------
Dollars in thousands                                         1997         1996
                                                             ----         ----

Cash was Provided by (Used for) Operating Activities:
   Net loss                                                $ (3,658)   $ (3,273)
   Adjustments to reconcile net loss to net cash
   provided by (used for) operations:
     Depreciation and amortization                            3,408       1,992
     Deferred rent expense                                       95          23
     Deferred income taxes                                   (2,439)     (2,182)
  Changes in:
     Merchandise inventories                                    426      (1,333)
     Accounts receivable                                      1,145         281
     Deferred catalog costs, prepaid expenses and other         (57)        876
     Accounts payable and accrued expenses                   (8,576)     (5,322)
     Deferred revenue and other liabilities                     577        (496)
                                                           --------    --------
Cash Used for Operating Activities                           (9,079)     (9,434)
                                                           --------    --------

Cash was Provided by (Used for) Investing Activities:
   Property and equipment expenditures                         (716)     (3,068)
   Disposal of equipment                                         57         100
                                                           --------    --------
Cash Used for Investing Activities                             (659)     (2,968)
                                                           --------    --------

Cash was Provided by (Used for) Financing Activities:
   Proceeds from revolving loans                              1,100       2,500
   Payments on revolving loans                               (1,100)     (1,700)
   Issuance of common stock for stock options                    34          24
   Repurchase of common stock                                   (62)          0
   Principal payments on notes payable                         (460)       (117)
                                                           --------    --------
Cash Provided by (Used for) Financing Activities               (488)        707
                                                           --------    --------

Net Decrease in Cash and Equivalents                        (10,226)    (11,695)
                                                           --------    --------
Cash and Equivalents at Beginning of Period                  10,873      12,476
                                                           --------    --------

Cash and Equivalents at End of Period                      $    647    $    781
                                                           ========    ========



Supplemental Disclosure of Cash Paid for:
   Interest                                                $    268    $    239
   Income Taxes                                            $    383    $    459


                       See notes to financial statements.

                            SHARPER IMAGE CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

         Three-month and six-month periods ended July 31, 1997 and 1996

                                   (Unaudited)

NOTE A- Financial Statements

The condensed balance sheets at July 31, 1997 and 1996, the condensed statements of operations for the three-month and six-month periods ended July 31, 1997 and 1996, and the condensed statements of cash flows for the six-month periods ended July 31, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 31, 1997 and 1996, and for all periods presented, have been made. The Company's business is seasonal in nature and the results of operations for the interim periods presented are not necessarily indicative of the results for the full fiscal year.

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


In February 1997, the Financial  Accounting  Standards Board issued Statement of
Financial  Accounting  Standards (SFAS) No. 128, "Earnings per Share".  SFAS No.
128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. The pro forma effect assuming adoption of SFAS No. 128 at the beginning of each period is presented below:


                                          Three Months Ended July 31,           Six Months Ended July 31,
                                          ---------------------------           -------------------------
                                            1997              1996                1997           1996
                                            ----              ----                ----           ----
Pro forma Loss Per Share:

Basic                                     $(0.18)           $(0.13)             $(0.44)          $(0.40)
Diluted                                   $(0.18)           $(0.13)             $(0.44)          $(0.40)

                                       5

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

At July 31, 1997, the Company had no amounts outstanding on its revolving loan credit facility. Letters of credit commitments outstanding under the credit facility were $2,428,000. Borrowings of $1,500,000 were outstanding under the CAPEX term loans which is included in notes payable.

Notes payable included two mortgage loans collateralized by certain property and equipment. In connection with the expansion of the Company's distribution center, which was completed in October 1995, the Company refinanced the mortgage loan collateralized by the distribution center and paid off the existing mortgage. The new note in the amount of $3 million was funded in December 1995, bears interest at a fixed rate of 8.40%, provides for monthly payments of principal and interest in the amount of $29,367, and matures in January 2011. The other note bears interest at a variable rate equal to the rate on 30-day commercial paper plus 3.82%, provides for monthly payments of principal and interest in the amount of $14,320, and matures in January 2000. Notes payable also included a CAPEX Term Loan which bears interest at a variable rate equal to the prime rate plus 1%, provides for monthly principal payments of $55,555 plus the related interest payment, and matures in October 1999.

NOTE C - Accounts Payable and Accrued Expenses

The Company critically evaluates the results and long-term potential of its current and test business concepts in order to determine which will generate the greatest return on its investments. As part of this process, the Company decided to close in January 1997 the unprofitable SPA Collection division. Related to the closure of the SPA Collection division, for the fourth quarter of fiscal 1996, the Company incurred a one-time charge of $8,000,000. Accordingly, the liability related to this one-time charge at January 31, and July 31, 1997, in the amount of $8,000,000 and $5,459,000, respectively, was included in Accounts payable and accrued expenses. No such amount was included at July 31, 1996.

NOTE D - Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the resolution of these matters will not have a material effect on the Company's financial condition.

NOTE E - Reclassifications

Certain reclassifications have been made to prior periods financial statements in order to conform with current period classifications.

NOTE F - New Accounting Policies

In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, and No. 131 ("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information. SFAS 130 requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoptions of these statements will not impact the Company's consolidated financial position, results of operations or cash flows and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

                      INDEPENDENT ACCOUNTANTS REVIEW REPORT

The condensed balance sheets of the Company as of July 31, 1997 and 1996 and the related condensed statements of operations for the three-month and six-month periods then ended and cash flows for the six month periods then ended have been reviewed by the Company's independent accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements is presented herein.

Deloitte & Touche LLP
Independent Accountants' Report

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
Sharper Image Corporation
San Francisco, California

We have reviewed the accompanying condensed balance sheets of Sharper Image Corporation as of July 31, 1997 and 1996 and the related condensed statements of operations for the three-month and six-month periods then ended and cash flows for the six-month periods then ended. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed financial statements for them to be in conformity with generally accepted accounting principals.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Sharper Image Corporation as of January 31, 1997, and the related statements of operations, stockholders' equity and cash flows for the year ended (not presented herein); and in our report dated March 28, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of January 31, 1997 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


/s/ Deloitte & Touche LLP

August 20, 1997

---------------
Deloitte Touche
Tonmatsu
International
---------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION




RESULTS OF OPERATIONS

The following table is derived from the Company's Statements of Operations and shows the results of operations for the periods indicated as a percentage of total revenues.


                                                                                        Percentage of Total Revenues
                                                                    --------------------------------------------------------------
                                                                       Three Months Ended                      Six Months Ended
                                                                              July 31,                            July 31,
                                                                    -------------------------             ------------------------
                                                                     1997               1996               1997               1996
                                                                    -----              -----              -----              -----
Revenues:
     Net store sales                                                 71.7%              73.0%              71.3%              72.3%
     Net catalog sales                                               26.2               24.9               26.6               25.5
Other revenue                                                         2.1                2.1                2.1                2.2
                                                                    -----              -----              -----              -----
Total Revenues                                                      100.0%             100.0%             100.0%             100.0%

Costs and Expenses:
     Cost of products                                                54.2               51.8               54.1               52.2
     Buying and occupancy                                            13.3               13.1               14.4               14.1
     Advertising and promotion                                       10.8               13.1               10.4               13.1
     General, selling
      and administrative                                             27.1               25.8               28.6               27.3

Other Expense                                                         0.3                0.2                0.2                0.1
                                                                    -----              -----              -----              -----

Loss Before Income Tax Benefit                                       (5.7)              (4.0)              (7.7)              (6.8)

Income Tax Benefit                                                   (2.3)              (1.6)              (3.1)              (2.7)
                                                                    -----              -----              -----              -----

Net Loss                                                             (3.4)%             (2.4)%             (4.6)%             (4.1)%
                                                                    =====              =====              =====              =====


Revenues
Net sales for the three-month and six-month periods ended July 31, 1997, decreased $832,000, or 1.9%, and $976,000, or 1.2%, from the comparable periods of the prior year. Returns and allowances for the three-month and six-month periods ended July 31, 1997, were 11.9% and 12.3% of sales, as compared with 12.0% and 12.2% of sales for the comparable prior year periods. For the three-month and six-month periods ended July 31, 1997, as compared with the same periods last year, net store sales decreased $1,170,000, or 3.6%, and $1,619,000, or 2.8%, comparable store sales decreased by 4.2% and 4.0%, and net catalog sales increased $500,000, or 4.0%, and $642,000, or 3.1%.

The decreases in net store sales for the three-month and six-month periods ended July 31, 1997 as compared with the same prior year periods reflected a 9.5% and 2.9% increases in average revenue per transaction, which were offset by a 11.9% and 5.5% decreases in total store transactions. The increases in net catalog sales for the three-month and six-month periods ended July 31, 1997 reflected increases in average revenue per order of 42.6% and 55.5%, partially offset by decreases of 27.7% and 33.7% in total catalog orders as compared to the same prior year periods. The Company believes that the decreases in net store sales, and comparable store sales for the three-month and six month periods ended July 31, 1997 were partially due to certain popular products being in short supply and lower than optimum overall inventory levels.

In August 1997, the Company saw an improvement in its sales performance as net sales increased 7.7%, net store sales increased 7.3%, comparable store sales increased 7.7% and net catalog sales increased 8.8% over the same month in the prior year. On a pro-forma basis, excluding the 1996 sales from the SPA Collection, which the Company made the decision to close in January 1997, net sales increased 11.7%, net store sales increased 11.4% and net catalog sales increased 12.7% in August 1997 compared to August 1996.

Cost of Products
Cost of products for the three-month and six-month periods ended July 31, 1997 increased $600,000, or 2.6%, and $917,000, or 2.2%, from the comparable prior year periods. The increase in cost of products reflects the higher costs of products attributable to the Company's merchandise mix, partially offset by the lower product costs related to the decrease in sales.

Buying and Occupancy
Buying and occupancy costs for the three-month and six-month periods ended July 31, 1997 were about even with the comparable prior year periods. Occupancy costs reflect the costs associated with the four new stores opened during the last six months of the prior fiscal year, which were offset by the elimination of the occupancy costs of the two Sharper Image stores closed during the six-month period ended July 31, 1997, and the closure of the Sharper Image SPA division.

Advertising and Promotion Expenses
Advertising and promotion expenses for the three-month and six-month periods ended July 31, 1997 decreased $1,091,000, or 18.8%, and $2,272,000, or 21.6%
from the comparable prior year periods. The decrease in advertising and promotion expenses for the three-month and six-month periods ended July 31, 1997 reflects primarily the elimination of the SPA Collection catalog, reduced catalog costs for The Sharper Image catalog and lower other advertising costs. These decreases in advertising and promotion expenses were partially offset by the costs related to the Sharper Image Home Collection catalog.

General, Selling and Administrative Expenses
General, selling and administrative expenses for the three-month and six-month periods ended July 31, 1997 increased $369,000, or 3.2%, and $739,000, or 3.4%
from the comparable prior year periods. The increase was primarily due to the increase in general and administrative costs related to the catalog operations, additional corporate administrative costs, and an increase in net delivery expense related to mail-order shipments, partially offset by the elimination of costs related to the closure of the SPA division.

Liquidity and Capital Resources
The Company met its short-term liquidity needs and its capital requirements in the six-month period ended July 31, 1997 with available cash, trade credit, and borrowings under the credit facility. During the six-month period ended July 31, 1997, the Company's cash decreased by $10,226,000 to $647,000 primarily due to the timing of inventory and expense payments.

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

Subsequent to January 31, 1997, two amendments to the credit facility were completed with CIT to amend certain financial covenants and to provide additional seasonal borrowings during 1997. The credit facility has been increased by $5.0 million to $29.5 million for the period from October 1, 1997 through December 31, 1997.

At July 31, 1997, the Company had no amounts outstanding on its revolving loan credit facility. Letters of credit commitments outstanding under the credit facility were $2,428,000. Borrowings of $1,500,000 were outstanding under the CAPEX term loans which is included in notes payable.

Notes payable also included two mortgage loans collateralized by certain property and equipment. In connection with the expansion of the Company's distribution center, which was completed in October 1995, the Company refinanced the mortgage loan collateralized by the distribution center and paid off the existing mortgage. The new note in the amount of $3 million was funded in December 1995, bears interest at a fixed rate of 8.40%, provides for monthly payments of principal and interest in the amount of $29,367, and matures in January 2011. The other note bears interest at a variable rate equal to the rate on 30-day commercial paper plus 3.82%, provides for monthly payments of principal and interest in the amount of $14,320, and matures in January 2000. Notes payable also included a CAPEX Term Loan which bears interest at a variable rate equal to the prime rate plus 1%, provides for monthly principal payments of $55,555 plus the related interest payment, and matures in October 1999.

The Company's merchandise inventory at July 31, 1997 was approximately 5% higher than that of July 31, 1996 which the Company believes is lower than optimal. The Company believes that the lower than optimal overall inventory level and the short supply of certain popular products had an impact on the lower sales.

During the six-month period ended July 31, 1997, the Company closed two Sharper Image stores located in Novato, California and Washington, D.C.. The Company also converted two Sharper Image SPA Collection stores located in Walnut Creek, California and Skokie, Illinois to Sharper Image stores. The Company is currently evaluating its plan to open one to three new Sharper Image stores during the fourth quarter. Total capital expenditures estimated for the new and existing stores, corporate headquarters, and the distribution center for fiscal 1997 are between $4.0 million to $6.0 million.

The Company believes it can fund its cash needs through internally generated cash, trade credit and the secured revolving loan credit facility. Excluding the liability related to the one time charge for the closure of the SPA Collection division in the amount of $5,459,000, which is included in Accounts payable and accrued liabilities at July 31, 1997, the Company's working capital totaled $13,356,000 compared to $12,572,000 as of July 31, 1996. Similarly, the current ratio as of the end of the second quarter for both periods was 1.5.

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

                                     PART II

                                OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of  Security Holders

         The  Company's  1997  Annual  Meeting  of  Stockholders   (the  "annual
         Meeting") was held on June 9, 1997. The following matters were voted on by the stockholders:

         1. Election of six Directors. Richard J. Thalheimer, Elyse Eng Thalheimer, Alan Thalheimer, Gerald Napier, Maurice Gregg and J. Gary Shansby were elected to the Company's Board of Directors. The results of the voting was as follows: 7,254,360 votes in favor of Richard J.
         Thalheimer, with 8,492 votes withheld, 7,249,409 votes in favor of Elyse Eng Thalheimer, with 13,443 votes withheld, 7,247,259 votes in favor of Alan Thalheimer, with 15,593 votes withheld, 7,246,469 votes in favor of Gerald Napier, with 16,383 votes withheld, 7,252,469 votes in favor of Maurice Gregg, with 10,383 votes withheld, 7,253,669 votes in favor of J. Gary Shansby, with 9,183 votes withheld.

         2. Ratification of selection of Deloitte & Touche LLP as independent public accountants for the Company for the fiscal year ending January 31, 1998. The result of the vote was 7,259,345 shares in favor, 1,755 shares against, 1,752 shares abstaining and 1,004,088 broker non-votes.


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

11.1    Statement Re:  Computation of Earnings per Share.

15.0    Letter Re: Unaudited Interim Financial Information.

27.0    Financial Data Schedule.


(b)     Reports on Form 8-K

The Company has not filed any reports on Form 8-K for the three months ended July 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SHARPER IMAGE CORPORATION



Date:     September 12, 1997            by:/s/  Craig P. Womack
          ------------------               -----------------------------------
                                                 Craig P. Womack
                                                 President
                                                 Chief Administrative Officer



                                        by:/s/  Tracy Y. Wan
                                           -----------------------------------
                                                 Tracy Y. Wan
                                                 Senior Vice President
                                                 Chief Financial Officer