Form 10-Q
period 1997-10-31
SHARPER IMAGE CORP
filed 1997-12-12
CIK 811696

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 1997 or

         Transition  report  pursuant  to Section 13 or 15(d) of the  Securities
         Exchange    Act   of   1934   for   the    transition    period    from
         _______________________ to ___________________



Commission File Number:  0-15827



                            SHARPER IMAGE CORPORATION
             (Exact name of registrant as specified in its charter)


                Delaware 94-2493558               (I.R.S. Employer
             (State of Incorporation)           Identification No.)


                650 Davis Street, San Francisco, California 94111
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (415) 445-6000



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes __X__  No____





Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

     Common Stock, $0.01 par value, 8,354,640 shares as of December 12, 1997

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHARPER IMAGE CORPORATION
CONDENSED BALANCE SHEETS
                                                                     October 31,                     October 31,
Dollars in thousands, except per share amount                           1997         January 31,        1996
                                                                     (Unaudited)        1997         (Unaudited)
                                                                    --------------  --------------  --------------
ASSETS
Current Assets:
    Cash and equivalents                                                     $547         $10,873            $573
    Accounts receivable, net of allowance for doubtful
    accounts of $493, $505, and $506                                        6,957           5,915           5,758
    Merchandise inventories                                                38,496          27,365          36,403
    Deferred catalog costs                                                  6,794           3,713           5,353
    Deferred taxes, prepaid expenses and other                              9,014           4,495           7,291
                                                                    --------------  --------------  --------------
Total Current Assets                                                       61,808          52,361          55,378
Property and equipment, net                                                19,786          23,012          22,574
Other assets                                                                3,626           3,431           1,998
                                                                    ==============  ==============  ==============
Total Assets                                                              $85,220         $78,804         $79,950
                                                                    ==============  ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable and accrued expenses                                 $36,471         $36,653         $30,044
    Deferred revenue                                                        6,469           5,045           4,968
    Income taxes payable                                                       --             307              --
    Current portion of notes payable                                          942             927             921
                                                                    --------------  --------------  --------------
Total Current Liabilities                                                  43,882          42,932          35,933
Revolving loan                                                             11,247              --           8,085
Notes payable                                                               3,538           4,245           4,479
Other liabilities                                                           3,267           3,178           3,613
                                                                    --------------  --------------  --------------
Total Liabilities                                                          61,934          50,355          52,110
                                                                    --------------  --------------  --------------

Stockholders' Equity:
Preferred stock, $0.01 par value:
Authorized 3,000,000 shares: Issued and outstanding, none                      --              --              --
Common stock, $0.01 par value:
Authorized 25,000,000 shares: Issued and outstanding,
8,342,640, 8,266,940 and 8,265,140 shares                                      83              83              83
Additional paid-in capital                                                  9,718           9,590           9,586
Retained earnings                                                          13,485          18,776          18,171
                                                                    --------------  --------------  --------------
Total Stockholders' Equity                                                 23,286          28,449          27,840
                                                                    --------------  --------------  --------------
Total Liabilities and Stockholders' Equity                                $85,220         $78,804         $79,950
                                                                    ==============  ==============  ==============

                                         See notes to financial statements.

SHARPER IMAGE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
                                                         Three Months Ended                     Nine Months Ended
Dollars in thousands, except per share amounts               October 31,                            October 31,
                                                             -----------                            -----------

                                                           1997               1996               1997               1996
                                                           ----               ----               ----               ----
REVENUES:
    Sales                                           $    44,584        $    41,326        $   133,421        $   131,189
    Less: returns and allowances                          5,446              5,057             16,377             16,038
                                                    -----------        -----------        -----------        -----------
Net Sales                                                39,138             36,269            117,044            115,151
Other revenue                                             1,968              3,099              3,675              4,904
                                                    -----------        -----------        -----------        -----------
                                                         41,106             39,368            120,719            120,055
                                                    -----------        -----------        -----------        -----------


COST AND EXPENSES:
    Cost of products                                     22,115             20,282             65,150             62,400
    Buying and occupancy                                  5,946              6,071             17,436             17,456
    Advertising and promotion                             4,036              4,562             12,297             15,095
    General, selling, and administrative                 11,429             11,064             34,189             33,085
                                                    -----------        -----------        -----------        -----------
                                                         43,526             41,979            129,072            128,036
                                                    -----------        -----------        -----------        -----------

OPERATING LOSS                                           (2,420)            (2,611)            (8,353)            (7,981)

OTHER INCOME (EXPENSE):
    Interest expense, net                                  (228)              (199)              (412)              (293)
    Other, net                                               30                 15                 50                 24
                                                    -----------        -----------        -----------        -----------
                                                           (198)              (184)              (362)              (269)
                                                    -----------        -----------        -----------        -----------

Loss Before Income Tax Benefit                           (2,618)            (2,795)            (8,715)            (8,250)

Income Tax Benefit                                       (1,047)            (1,118)            (3,486)            (3,300)
                                                    -----------        -----------        -----------        -----------

Net Loss                                                 (1,571)            (1,677)            (5,229)            (4,950)
                                                    ===========        ===========        ===========        ===========

Weighted Average Number of Shares                     8,319,688          8,262,709          8,286,854          8,258,119

Net Loss Per Share                                       ($0.19)            ($0.20)            ($0.63)            ($0.60)
                                                    ===========        ===========        ===========        ===========

                                           See notes to financial statements.

SHARPER IMAGE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)                                                  Nine Months Ended
                                                                October 31,
                                                           ---------------------
Dollars in thousands                                         1997        1996
                                                           --------    --------
Cash was Provided by (Used for) Operating Activities:
   Net loss                                                ($ 5,229)   ($ 4,950)
   Adjustments to reconcile net loss to net cash
   provided by (used for) operations:
     Depreciation and amortization                            5,104       3,044
     Deferred rent expense                                      128          96
     Deferred income taxes                                   (3,486)     (3,300)
  Changes in:
     Merchandise inventories                                (11,131)    (12,090)
     Accounts receivable                                     (1,042)     (1,322)
     Deferred catalog costs, prepaid expenses and other      (4,309)     (2,837)
     Accounts payable and accrued expenses                     (182)      4,820
     Deferred revenue and other liabilities                   1,078        (411)
                                                           --------    --------
Cash Used for Operating Activities                          (19,069)    (16,950)
                                                           --------    --------

Cash was Provided by (Used for) Investing Activities:
   Property and equipment expenditures                       (1,935)     (5,000)
   Disposal of equipment                                         57         108
                                                           --------    --------
Cash Used for Investing Activities                           (1,878)     (4,892)
                                                           --------    --------
Cash was Provided by (Used for) Financing Activities:
   Proceeds from revolving loans                             19,497      16,635
   Payments on revolving loans                               (8,250)     (8,550)
   Proceeds from notes payable                                 --         2,000
   Issuance of common stock for stock options                   128          32
   Repurchase of common stock                                   (62)       --
   Principal payments on notes payable                         (692)       (178)
                                                           --------    --------
Cash Provided by Financing Activities                        10,621       9,939
                                                           --------    --------

Net Decrease in Cash and Equivalents                        (10,326)    (11,903)
                                                           --------    --------
Cash and Equivalents at Beginning of Period                  10,873      12,476
                                                           --------    --------
Cash and Equivalents at End of Period                      $    547    $    573
                                                           ========    ========


Supplemental Disclosure of Cash Paid for:
   Interest                                                $    463    $    419
   Income Taxes                                            $    409    $    459

                       See notes to financial statements.

                            SHARPER IMAGE CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

       Three-month and nine-month periods ended October 31, 1997 and 1996

                                   (Unaudited)
NOTE A - Financial Statements

The condensed balance sheets at October 31, 1997 and 1996, the condensed statements of operations for the three-month and nine-month periods ended
October 31, 1997 and 1996, and the condensed statements of cash flows for the nine-month periods ended October 31, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 1997 and 1996, and for all periods presented, have been made. The Company's business is seasonal in nature and the results of operations for the interim periods presented are not necessarily indicative of the results for the full fiscal year.

The balance sheet at January 31, 1997, presented herein, has been derived from the audited balance sheet of the Company.

Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted from these interim financial statements. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report.

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


                                        Three Months Ended October 31,       Nine Months Ended October 31,
                                        -----------------------------        -----------------------------

                                            1997              1996                1997           1996
                                            ----              ----                ----           ----
Pro forma Loss Per Share:
Basic                                     $(0.19)           $(0.20)             $(0.63)          $(0.60)
Diluted                                   $(0.19)           $(0.20)             $(0.63)          $(0.60)

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

At October 31, 1997, the Company had $11.2 million outstanding on its revolving loan credit facility. Letters of credit commitments outstanding under the credit facility were $3.7 million. Borrowings of $1.3 million were outstanding under the CAPEX term loans which is included in notes payable.

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

NOTE C - Accounts Payable and Accrued Expenses

The Company critically evaluates the results and long-term potential of its current and test business concepts in order to determine which will generate the greatest return on its investments. As part of this process, the Company decided to close in January 1997 the unprofitable SPA Collection division. Related to the closure of the SPA Collection division, for the fourth quarter of fiscal 1996, the Company incurred a one-time charge of $8.0 million. Accordingly, the liability related to this one-time charge at January 31, and October 31, 1997, in the amount of $8.0 million and $4.5 million, respectively, was included in Accounts payable and accrued expenses. No such amount was included at October 31, 1996.

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

                      INDEPENDENT ACCOUNTANTS REVIEW REPORT

The condensed balance sheets of the Company as of October 31, 1997 and 1996 and the related condensed statements of operations for the three-month and nine-month periods then ended and cash flows for the nine-month periods then ended have been reviewed by the Company's independent accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements is presented herein.

Deloitte & Touche LLP
Independent Accountants' Report

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
Sharper Image Corporation
San Francisco, California

We have reviewed the accompanying condensed balance sheets of Sharper Image Corporation as of October 31, 1997 and 1996 and the related condensed statements of operations for the three-month and nine-month periods then ended and cash flows for the nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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

November 20, 1997

---------------
Deloitte Touche
Tonmatsu
International
---------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

The following table is derived from the Company's Statements of Operations and shows the results of operations for the periods indicated as a percentage of total revenues.

                                                                  Percentage of Total Revenues
                                                                  ----------------------------
                                                   Three Months Ended                        Nine Months Ended
                                                      October 31,                               October 31,
                                                      ----------                                -----------
                                               1997               1996                  1997                1996
                                               ----               ----                  ----                ----
Revenues:
    Net store sales                                69.4 %              68.3 %               70.7 %              71.0 %
    Net catalog sales                              25.8                23.8                 26.3                24.9
    Other revenue                                   4.8                 7.9                  3.0                 4.1
                                            -------------      --------------         ------------       -------------
Total Revenues                                    100.0 %             100.0 %              100.0 %             100.0 %

Costs and Expenses:
    Cost of products                               53.8                51.5                 54.0                52.0
    Buying and occupancy                           14.5                15.4                 14.4                14.5
    Advertising and promotion                       9.8                11.6                 10.2                12.6
    General, selling
    and administrative                             27.8                28.1                 28.3                27.6

Other Expenses                                      0.5                 0.5                  0.3                 0.2
                                           -------------      --------------         ------------       -------------

Loss Before Income Tax Benefit                    (6.4)               (7.1)                (7.2)               (6.9)

Income Tax Benefit                                (2.6)               (2.8)                (2.9)               (2.8)
                                           -------------      --------------         ------------       -------------

Net Loss                                          (3.8) %             (4.3) %              (4.3) %             (4.1) %
                                           =============      ==============         ============       =============

                                                           9

Revenues
Net sales for the three-month and nine-month periods ended October 31, 1997, increased $2,869,000, or 8%, and $1,893,000, or 2%, from the comparable periods of the prior year. Returns and allowances for the three-month and nine-month periods ended October 31, 1997, were the same as last year at 12% of sales. For the three-month period ended October 31, 1997, as compared with the same period last year, net store sales increased $1,619,000, or 6%. For the nine-month period ended October 31, 1997, net store sales were even with the prior year. For the three-month period ended October 31, 1997, comparable store sales increased by 7%. For the nine month-period ended October 31, 1997, comparable store sales were even with the prior year. Net catalog sales for the three-month and nine-month periods ended October 31, 1997 increased $702,000, or 6%, and $1,382,000, or 4%.

The increase in net store sales for the three-month period ended October 31, 1997 as compared with the same prior year period reflected a 13% increase in average revenue per transaction, offset by a 5% decrease in total store transactions. For the nine-month period ended October 31, 1997 as compared with the same prior year period, net store sales reflected a 6% increase in average revenue per transaction, offset by 5% decrease in total store transactions. The increase in net catalog sales for the three-month and nine-month periods ended October 31, 1997 reflected an increase in average revenue per order of 39% and 49%, partially offset by a decrease of 18% and 29% in total catalog orders as compared to the same prior year periods. The increases in net store sales and comp store sales for the three month-period have brought year-to-date sales to a level comparable to the prior year. The Company believes that the increase in net sales for the three-month period ended October 31, 1997 benefited from new product introductions, including Sharper Image Design proprietary products.

Cost of Products
Cost of products for the three-month and nine-month periods ended October 31, 1997, increased $1,833,000, or 9%, and $2,750,000, or 4%, from the comparable prior year periods. The increase in cost of products reflects the higher costs of products attributable to the Company's merchandise mix.

Buying  and  Occupancy
Buying and occupancy costs for the three-month and nine-month periods ended October 31, 1997, decreased 2% and were even with the prior year's comparable periods. Occupancy costs reflect the costs associated with one new store opened during the last three months of the prior fiscal year, the elimination of the costs of two Sharper Image stores closed during the nine-month period ended October 31, 1997, and the closure of the Sharper Image SPA division.

Advertising and Promotion Expenses
Advertising and promotion expenses for the three-month and nine-month periods ended October 31, 1997, decreased $526,000, or 12%, and $2,798,000, or 19% from the comparable prior year periods. The decrease in advertising and promotion expenses for the three-month and nine-month periods ended October 31, 1997 reflects primarily the elimination of the SPA Collection catalog, reduced catalog costs for The Sharper Image catalog and lower other advertising costs. These decreases in advertising and promotion expenses were partially offset by the costs related to the Sharper Image Home Collection catalog.

General, Selling and Administrative Expenses
General, selling and administrative expenses for the three-month and nine-month periods ended October 31, 1997, increased $365,000, or 3%, and $1,104,000, or 3% from the comparable prior year periods. The increase was primarily due to higher net delivery expense related to mail-order shipments and certain additional administrative support, partially offset by the elimination of costs related to the closure of the SPA division.

Liquidity and Capital Resources
The Company met its short-term liquidity needs and its capital requirements in the nine-month period ended October 31, 1997 with available cash, trade credit, and borrowings under the credit facility. During the nine-month period ended October 31, 1997, the Company's cash decreased by $10,326,000 to $547,000 primarily due to the timing of inventory and expense payments.

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

At October 31, 1997, the Company had $11.2 million outstanding on its revolving loan credit facility. Letters of credit commitments outstanding under the credit facility were $3.7 million. Borrowings of $1.3 million were outstanding under the CAPEX term loans which is included in notes payable.

Notes payable also included two mortgage loans collateralized by certain property and equipment. In connection with the expansion of the Company's distribution center, which was completed in October 1995, the Company refinanced the mortgage loan collateralized by the distribution center and paid off the existing mortgage. The new note in the amount of $3 million was funded in December 1995, bears interest at a fixed rate of 8.4%, provides for monthly payments of principal and interest in the amount of $29,367, and matures in January 2011. The other note bears interest at a variable rate equal to the rate on 30-day commercial paper plus 3.82%, provides for monthly payments of principal and interest in the amount of $14,320, and matures in January 2000. Notes payable also included a CAPEX Term Loan which bears interest at a variable rate equal to the prime rate plus 1%, provides for monthly principal payments of $55,555 plus the related interest payment, and matures in October 1999.

The Company's merchandise inventories at October 31, 1997 were 6% higher than at October 31, 1996. The Company's inventories reflect incremental amounts for the support of four new Sharper Image stores opened during November.

During the nine-month period ended October 31, 1997, the Company closed two Sharper Image stores located in Novato, California and Washington, D.C.. The Company also converted two Sharper Image SPA Collection stores located in Walnut Creek, California and Skokie, Illinois to Sharper Image stores. Subsequent to the quarter ended October 31, 1997, the Company opened four new Sharper Image stores located in Aventura, Florida, Denver, Colorado, Bloomington, Minnesota, and Danbury, Connecticut. Total capital expenditures estimated for the new and existing stores, corporate headquarters, and the distribution center for fiscal 1997 are approximately $4.0 million.

The Company believes it can fund its cash needs through internally generated cash, trade credit and the secured revolving loan credit facility. Excluding the liability related to the one time charge for the closure of the SPA Collection division in the amount of $4.5 million, which is included in Accounts payable and accrued liabilities at October 31, 1997, the Company's working capital totaled $22.5 million compared to $19.4 million as of October 31, 1996. Similarly, the current ratio as of October 31, 1997 was 1.6 compared to 1.5 as of October 31, 1996.

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

11.1    Statement Re:  Computation of Earnings per Share.

15.0    Letter Re: Unaudited Interim Financial Information.

27.0    Financial Data Schedule.


(b)     Reports on Form 8-K

The Company has not filed any reports on Form 8-K for the three months ended October 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         SHARPER IMAGE CORPORATION



Date:     December 12, 1997              by:/s/  Craig P. Womack
                                            --------------------
                                                 Craig P. Womack
                                                 President
                                                 Chief Administrative Officer



                                         by:/s/  Tracy Y. Wan
                                            ---------------------
                                                 Tracy Y. Wan
                                                 Senior Vice President
                                                 Chief Financial Officer