Form 10-K
period 1998-01-31
SHARPER IMAGE CORP
filed 1998-04-30
CIK 811696

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the Fiscal Year Ended January 31, 1998


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

  The aggregate market value of the voting stock held by non-affiliates of the
                 Registrant as of April 15, 1998 was $8,430,160

   The number of shares of Common Stock, with $.01 par value, outstanding on
                      April 15, 1998 was 8,361,820 shares.


Documents incorporated by reference:

Portions of Registrant's Annual Report to Stockholders for the fiscal year ended January 31, 1998 are incorporated by reference into Parts II and IV of this Report. Portions of Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held June 8, 1998 are incorporated by reference into Part III of this report.

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

Item 1. Business

Overview


         Sharper Image Corporation is a specialty retailer which introduces and sells quality, innovative and entertaining products through The Sharper Image stores, monthly mail-order catalog, Internet, and other marketing channels. In the past year the Company continued to test market a new concept, The Sharper Image Home Collection. The Sharper Image Home Collection catalog had its initial test mailing in January 1996 and the Company continued to test market the concept through mail order during the year ended January 31, 1998 (fiscal 1997).

         The Company was founded in 1977 by Richard Thalheimer, who continues as Chairman and Chief Executive Officer. First mailed in 1981, The Sharper Image Catalog found success in the growing field of mail-order shopping. Expansion of The Sharper Image concept to retail stores began in 1984, and as of January 31, 1998, the Company operated 85 The Sharper Image stores in the United States and licensees operate 5 stores internationally and 2 airport stores in the United States. The Company's aggregate sales from its stores have grown substantially since the beginning of fiscal 1984 and have increased from 3% of total revenues in fiscal 1983 to 70% of total revenues for the fiscal year 1997. The typical Sharper Image stores range from approximately 2,200 to 2,500 selling square feet in size, with several larger size stores that have 3,000 to 5,000 selling square feet. The Company also has three additional retail formats, Sharper Image Design stores, Outlet stores and airport shops. These formats are discussed under "Store Operations" and "Licensed Operations".

         During fiscal 1997, the Company opened 4 new stores of The Sharper Image concept and format and converted 2 SPA Collection stores to The Sharper Image concept. Three under-performing Sharper Image stores were closed at the maturity of their leases. The Company is planning to open four to eight new
stores  during  the  fiscal  year  ending   January  31,  1999  (fiscal

1998). Management's goal is to grow the number of stores by 10% to 15% during the next two fiscal years. However, there can be no assurances that the Company will meet this goal. See "Factors Affecting Future Operating Results." Lease terms for certain of the existing The Sharper Image store locations will be maturing during fiscal 1998 and such locations may be relocated or closed. The Company employs approximately 1,300 employees in twenty-eight states.

         In addition to serving as the primary advertising vehicle for the Company's stores, The Sharper Image Catalog, including sales from the Internet generated about 83% of its total mail-order sales (approximately 28% of total revenues) in fiscal 1997. The monthly color catalog, which ranged from 44 to 124 pages in fiscal 1997, is recognized for creative excellence within the catalog industry. Worldwide, the Company mailed approximately 38 million of The Sharper Image Catalogs in fiscal 1997. The Company continued the test mailings of the Sharper Image Home Collection catalog in fiscal 1997. Management plans to continue to evaluate the potential of this concept during fiscal 1998.

         The Company believes the Internet is a leading-edge marketing opportunity. The Sharper Image Catalog is on the World Wide Web at http://www.sharperimage.com. While this sales medium is still in its early development, the Company is encouraged with the sales growth in the developing electronic marketplace and expects to continue be a leader as this market continues its dynamic growth.Other electronic media include America Online's Shopping Channel and Microsoft Plaza at http://plaza.msn.com. See "Factors Affecting Future Operating Results".

         The Company is known for its varied product mix and a merchandising philosophy focusing on quality products which are unique, innovative, entertaining, and useful that are developed by The Sharper Image, exclusive to The Sharper Image, or in limited distribution. In product lines where the Company competes directly with other retailers, it chooses to sell the best version of the product--maximizing features, uniqueness, and value. The Company is frequently sought after by manufacturers and inventors to launch technologically advanced and fun products.

         The Company's business is highly seasonal, with sales peaks at the holiday periods of Father's Day and Christmas. See "Seasonality". Historically, the typical Sharper Image demographic mix has been upper income, approximately 55% male, 45% female.


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


         During fiscal 1997, the Company continued the development of an in-house new product development function along with a wholesale sales group to market its proprietary Sharper Image Design products. The result of the increased resources devoted to Sharper Image Design products was reflected in the fourth quarter when a number of new products were introduced and contributed to the fourth quarter results. Wholesale sales decreased during fiscal 1997 primarily as a result of a decreased number of product offerings, since the majority of the department stores had made commitment for holiday merchandise prior to our introduction of new Sharper Image Design product offerings.

The Sharper Image Catalog/Retail Advertising

         The Sharper Image Catalog is a full-color catalog that is mailed to an average of approximately 2.6 million individuals each month. The catalog is also the primary source of advertising for the Company's retail stores. During fiscal 1997, the Company mailed approximately 38 million of The Sharper Image Catalogs to over 6 million different individuals. Circulation and number of pages of The Sharper Image Catalog is under continual review to balance the costs of mailing the catalogs with the revenues generated. The mailings increase at Father's Day and Christmas reflecting the seasonal nature of the Company's business.

         The Sharper Image Catalog is created and produced by the Company's in-house staff of writers and production artists. The Company utilizes free-lance photographers on an as needed basis. The catalog is electronically produced in-house on a network of computers using the latest desktop publishing software. This enables the Company to maintain quality control and shorten the lead-time needed to produce the catalog. The monthly production and distribution schedule permits frequent changes in the product selection. During fiscal 1997, The Sharper Image Catalog typically contained from 44 to 76 pages for non-peak months and between 84 and 124 pages for the peak seasons of Father's Day and Christmas. In October 1996, the Company re-designed The Sharper Image catalog to update the look of the catalog to distinguish the Company from other specialty retailers. The Company continued this new format in fiscal 1997. The new catalog design uses dramatic visuals and humorous and clever product descriptions. The new catalog design features products more prominently, but includes a fewer number of products, which ranged between 210 to 250 products during the first three quarters of the year, increasing to 340 products during the fourth quarter.

         During fiscal 1997, the Company also utilized newspaper, leading consumer magazine and airline magazine inserts to advertise specific products. The Company believes these advertisements generate store sales as well as mail-order sales. The Company plans to continue them in fiscal 1998. In addition, from time to time, the Company has also produced certain specialty catalogs to test new catalog concepts. To enhance the effectiveness of the catalog, the Company's in-house staff utilizes statistical evaluation and selection techniques to determine which segments of the in-house mailing list are likely to contribute the greatest revenue per mailing. This evaluation has provided the Company with the ability to quickly increase circulation to responsive segments and to scale back circulation to non-responsive segments thus reducing the effective cost of advertising.

         During fiscal 1997, the Company continued to mail test catalogs for The Sharper Image Home Collection concept. This catalog features high quality, luxury home furnishings and accessories. The Company mailed over 6 million Sharper Image Home Collection catalogs during fiscal 1997. The Company plans to continue to test this concept during fiscal 1998.

         The Company collects customer names through the electronic point-of-sale registers in its retail stores. The names and associated sales information are merged daily into the Company's customer master file. This daily merge process provides a constant source of current information useful to assess the effectiveness of the catalog as a form of retail advertising, identify what new customers can be added to the in-house mailing list without the traditional list rental "prospecting" costs, and identify the "best customers." The Company's addition of names to the in-house mailing list enhances its value for list rental purposes. Periodically, the Company mails promotional material to these best customers, which is designed to produce incremental sales.


Store Operations

         The Sharper Image stores are located throughout the United States generally in downtown financial districts and business centers, upscale shopping malls or drive-up suburban locations, all of which are areas that typically have a high population density.


         Each store is generally staffed with approximately 6 to 8 employees, including a manager, an assistant manager, a senior sales associate, sales associates, and other support staff. A few of the Company's high volume stores are staffed with 11 to 15 associates. Current store personnel compensation structure is based largely on commission and is closely monitored in relation to sales. The Company expends considerable effort to train its sales associates on the many new and frequently technically oriented items in order to maintain a high customer service level.

         The Sharper Image stores are designed by the Company's design staff at the Company's headquarters in San Francisco to standardize, where possible, layout so as to simplify their operations. The stores are operated according to standardized procedures for customer relations, merchandise display and pricing, product demonstration, inventory maintenance, personnel training, administration and security. The Company's original Sharper Image stores typically have 2,200 to 2,500 square feet of selling space and approximately 1,300 to 2,200 square feet of storage and administrative space. The cost of leasehold improvements, fixtures and other equipment associated with the opening of a new Sharper Image store has averaged approximately $300,000 to $500,000. Initial inventory for a new Sharper Image store has generally cost approximately $250,000. Outlet stores are approximately half the cost of the original Sharper Image stores. The Company also operates a second retail format of Sharper Image Design stores which are approximately half the size of the original store with between 1,000 to 1,200 of selling square feet, and feature higher margin proprietary products in addition to other top selling merchandise. At the end of fiscal 1997, the Company had 74 The Sharper Image stores, 8 Sharper Image Design stores, and 3 outlet locations.

         The Company has retained a leading design firm to update the look and appeal of its retail stores. The Company plans to test at least one prototype store during fiscal 1998.

Internet Operations

         The Sharper Image was one of the first specialty retailers to enter the world of electronic commerce. The Company has participated in online shopping since 1994 and has maintained its own site on the World Wide Web at http://www.sharperimage.com since 1995. The Company's revenue from its Internet catalog has doubled for each of the last two years. The Company believes that the experience it has gained is a strategic advantage. Online shopping is forecasted to grow from $2 billion in 1997 to $12 billion in the year 2000 according to the Forrester Report. The Company believes that one of the advantages of the Internet is the ability to introduce and/or market merchandise at a low cost. The Company can present a full spectrum of styles or models at reasonable cost, especially compared to the high cost of a similar presentation in The Sharper Image catalog. The Company has been able to develop and expand its Internet business without incurring high start-up costs because of its market leadership position, its brand name and its strategic alliances including AOL and Apple Computer. In addition, the Company leverages its experience in order processing, fulfillment and customer service gained in over 20 years of mail order catalog operations.



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


         In addition to finding new products from outside sources, the Company's new product development group develops and produces Sharper Image Design proprietary products. The new product development group meets regularly with the merchandising staff to review new product opportunities, product quality, and customer feedback. From these creative sessions product ideas are put into development, design and productivity. Successful product introductions during the past two years include the Turbo Groomer, Truth.Seeker, Ionic Hair Wand, Stereo Sound Soother, Memo Manager Professional, Shower Companion, and the portable Sound Soother.

         The Company believes that this new product development function, in addition to increasing its sales and gross margins and adding incremental wholesale sales, will favorably impact the Company's increasing flow of unique and exclusive products in The Sharper Image stores and catalog and enhancing its brand name extension. The Company's goal is to significantly increase the proportionate sales and margin contribution from these proprietary products. However, there is no assurance that the Company will be able to continue the growth of gross margin and the proportionate sales related to these proprietary products. See "Factors Affecting Future Operating Results".

         The Company purchases merchandise from numerous foreign and domestic manufacturers and importers. None of the suppliers accounted for more than 10% of the dollar amount of the Company's purchases during fiscal 1997. Of the products offered by the Company in recent catalogs, approximately 66% were manufactured in the Far East, approximately 24% were manufactured within the United States, approximately 6% were manufactured in Europe, and approximately 4% were manufactured in Mexico and Canada. The Company expects these percentages to vary as new products are introduced. See "Factors Affecting Future Operating Results".

         Sharper Image Design proprietary products are produced for the Company on a contract basis by manufacturers in the Far East. The Company provides all product specifications to the contract manufacturers. Delivery lead-time is generally in the range of 12 to 18 months. However, certain product introductions may require longer lead time.

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

         The Company has developed a proprietary automatic  replenishment system
(ARS) which is based on the "just-in-time" inventory management concept. Under ARS, information on merchandise inventory and sales by each store location is generated and reviewed daily. Sales information by product and location is systematically compared daily to each product's "model stock" to determine store shipment quantities and frequency. The ARS computes any adjustments to the model stock level based on factors such as sales history by location in relation to total Company sales of each product. Under this system, the model stock is continually revised based on this analysis. Recommended adjustments to model stock levels and recommended shipment amounts are reviewed daily by the Company's group of store planners and merchandising managers who are responsible for allocating inventory to stores.


Corporate Marketing


         During fiscal 1997, the Company's Corporate Marketing results continued to grow. The incentive and gifting programs are designed by the Corporate Marketing unit to be used by client companies to increase their sales, or to motivate and reward their high achievers and customers utilizing The Sharper Image stores and catalog as the primary means of offering and delivering the incentives and gifts. The Company sells incentive and gift merchandise certificates to the client companies who in turn distribute them under their programs. The certificates are redeemable for Sharper Image merchandise through its retail stores, by mail, or over the telephone through the catalog telemarketing group. The Company will continue to grow this area of its business.

Wholesale Operations


          The Company's Business Development department is the primary group responsible for marketing to other retailers, including fine department stores domestically as well as retailers in other countries. This group's sales decreased from about $4.0 million in fiscal 1996 to about $3.2 million in fiscal 1997. The wholesale sales decreased during fiscal 1997 primarily as result of a decreased number of products. The majority of the department stores had made commitments for holiday merchandise prior to our introduction of a number of new Sharper Image Design products in the fourth quarter of fiscal 1997. Plans for this group are to continue to increase the number of wholesale customers in the U.S. and abroad, and the number of Sharper Image brand products offered to these customers. Negotiations to add other major department stores are on-going. By choosing to feature Sharper Image brand products, these fine department stores can sell proven products with positive sales appeal.


Licensed Operations


          The Company has exclusive licensing agreements in Japan, Switzerland, South Korea, Australia and Saudi Arabia, as well as for non-duty free airport locations in the United States. Under the international license agreements, the licensee is granted the right to use the trademarked name, "The Sharper Image," in their country in connection with The Sharper Image retail store and catalog operations. The Company will assist the licensee by producing a foreign language edition of The Sharper Image catalog, , with economies of scale but at the expense of the licensees who then print and distribute locally. There are currently five Sharper Image retail stores operated by the foreign licensees, two in Australia, one each in Switzerland, Korea and Saudi Arabia. The Company receives royalties on sales by the licensees. Licensees purchase products from the Company or directly from manufacturers, maintain their own supply of inventory, and establish their own product prices. The airport licensee is entitled to utilize The Sharper Image trademark and trade dress in designated airport locations, the design of which is subject to the approval of the Company. There are two locations -- one at Dallas-Fort Worth and a second location at Detroit Metropolitan. The Company continues to pursue additional licensing and wholesale opportunities in foreign countries.


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

          The Company's Customer Service group at the corporate headquarters and at the Little Rock distribution center provides personal attention to customers who call toll free to request a catalog subscription, place an order, or inquire about a product. The Company's Customer Service group is also responsible for resolving customer problems promptly and to the customer's complete satisfaction. The Company is committed to provide courteous, knowledgeable, and prompt service to its customers.


Catalog Order Fulfillment and Distribution


          The Company has a single distribution facility in Little Rock, Arkansas of approximately 110,000 square feet. The Company's merchandise generally is delivered to the catalog customer and to The Sharper Image stores directly from the Company's distribution facility. A number of products are shipped directly from the vendor to the customer or to the stores. The shipment of products directly from vendors to the stores and customers reduces the level of inventory required to be carried at the distribution center, freight costs, and the lead-time required to receive the products. Each catalog order is received via remote terminal at the distribution facility after the order has been approved for shipment. The Company's goal is to ship catalog orders within 48 hours after the order is received. Store customers generally take their purchase with them. In fiscal 1996, the Company established a telemarketing center located at the Little Rock distribution facility to augment the telemarketing team at the corporate offices.


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


Information Systems

         The Company continually evaluates its computer systems and information technology in connection with providing additional and improved management and financial information. The Company recognizes that the arrival of the year 2000 poses a unique worldwide challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000. The Company has reviewed its computer and business processes, and is reprogramming its computer applications to provide for their continued functionality. An assessment of the readiness of the external entities with which the Company interfaces is ongoing.


Competition


         The Company operates in a highly competitive environment. The Company principally competes with a variety of department stores, sporting goods stores, discount stores, specialty retailers and other catalogs that offer products similar to or the same as some of those offered by the Company. Many of the Company's competitors are larger companies with greater financial resources, a wider selection of merchandise and a greater inventory availability. Although the Company attempts to market products not generally available elsewhere and has emphasized exclusive products in its merchandising strategy, many of its products or similar products can also be found in other retail stores or through other catalogs. The Company offers competitive pricing where other retailers market certain products similar to the Company's at lower prices. In addition, a number of other companies have attempted to imitate the presentation and method of operation of the Company's catalog and stores, and the Company's proprietary designed products. The Company competes principally on the basis of product exclusivity, selection, quality and price of its products, merchandise presentation in both the catalog and stores, its customer list, name recognition, and the quality of its customer service. The Company is committing additional resources to its internal product development group to create and produce proprietary products exclusively available from the Company. The Company is also testing additional retail concepts in its efforts to grow revenues and net earnings in the long-term.


Trademark Licenses


          In the opinion of management, the Company's registered service mark and trademark, "The Sharper Image", and the name recognition that it has developed, is of significant value. The Company currently licenses the use of its trademarked name in connection with the production and circulation of foreign language editions of The Sharper Image catalog in Japan and Switzerland and in connection with The Sharper Image stores in Switzerland, Australia, Korea and Saudi Arabia in consideration for royalties and other fees. In addition to these international licensees, the Company has also entered into a license for the right to operate Sharper Image stores in domestic non-duty free airport locations as well as various product license agreements which grant the right to licensees to manufacture and sell products bearing the Company's trademark.


Seasonality


          The Company's business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the Christmas season. In addition, as the proportion of the Company's revenues derived from store sales has grown, the impact of seasonal fluctuations on the Company's sales and earnings has increased. As a result, a substantial percentage of the Company's total revenues and all or most of the Company's net earnings occur in its fourth fiscal quarter ending January 31. The Company generally experiences lower revenues during the other quarters and, as is typical in the retail industry, has incurred and may continue to incur losses in these quarters. The results of these interim quarters may not be representative of the results for the full fiscal year. In addition, like many retailers, the Company makes merchandising and inventory decisions for the Christmas season well in advance of the Holiday selling season. Accordingly, unfavorable economic conditions and/or deviations from projected demand for products during the fourth quarter could have a material adverse affect on the Company's results of operations for the entire fiscal year. During the fiscal years 1997 and 1996, the Company's total revenues for the fourth quarter accounted for more than 40% of total revenues.

Employees

         As of January 31, 1998, the Company employed approximately 1,300 associates, approximately 60% of whom were full-time. The Company considers its employee relations to be good.


Executive Officers

          Set forth below is a list of the executive officers of the Company, together with brief biographical descriptions.


Name                                Position                            Age
----                                --------                            ---
Richard Thalheimer          Founder,                                     50
                              Chairman of the Board, and
                              Chief Executive Officer

Barry Gilbert               Vice Chairman,                               47
                              Chief Operating Officer

Davia Kimmey                Senior Vice President,                       44
                              Marketing


Shannon King                Senior Vice President,                       42
                              Merchandising


Tracy Wan                   Senior Vice President,                       38
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


         Davia Kimmey has been the Company's Senior Vice President, Marketing since June 1997. Prior to joining the Company, Ms. Kimmey was with Spiegel Inc. where she served as Corporate Vice President, Advertising from 1995 to 1997 and as Vice President, Advertising from 1992 to 1995.


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

Factors Affecting Future Operating Results


         The provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"), which became law in late December 1995, provide companies with a "safe harbor" when making forward-looking statements. This "safe harbor" encourages companies to provide prospective information about their companies without fear of litigation. The Company wishes to take advantage of the new "safe harbor" provisions of the Act and is including this section in its Annual Report on Form 10-K in order to do so. Statements that are not historical facts, including statements about management's expectations for fiscal year 1998 and beyond, are forward-looking statements and involve various risks and uncertainties. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:


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

(k) Changes in consumer preferences and customer demand for the Company's products, which fluctuate based on a variety of factors, including, without limitation, general or local economic conditions, buying trends, and the retail sales environment.

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


         The Company currently operates 85 The Sharper Image stores under leases covering a total of approximately 193,000 square feet of net selling space.

         The Company's operates an 110,000 square foot distribution facility located in Little Rock, Arkansas. All of the Company's distribution functions are conducted through this facility and other seasonally occupied space rented by the Company in close proximity thereto.


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

Item 4.  Submission of Matters to a Vote of Security Holders

          None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters


         The information set forth under "Note D -- Revolving Loan and Notes Payable" in the Notes to Financial Statements on page 22 and the information set forth under the caption "Common Stock Market Prices and Dividend Policy" on page 27 of the Sharper Image Corporation 1997 Annual Report to Stockholders is incorporated herein by reference. As of April 15, 1998 there were 490 holders of record of the Registrant's Common Stock.



Item 6.  Selected Financial Data


         The information set forth under the caption "Financial Highlights" on page 3 of the Sharper Image Corporation 1997 Annual Report to Stockholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition


          The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 11 to 15 of the Sharper Image Corporation 1997 Annual Report to Stockholders is incorporated herein by reference.



Item 7A.  Quantitative and Qualitative Disclosures About Market Risk


           Not currently applicable


Item 8.  Financial Statements and Supplementary Data


          The financial statements and independent auditors' report set forth on pages 16 through 26 of the Sharper Image Corporation 1997 Annual Report to Stockholders are incorporated herein by reference.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant


          Information with respect to the directors of the Registrant is incorporated herein by reference to the Registrant's 1998 Proxy Statement to Stockholders, pages 2 through 3. Information with respect to the executive officers of the Registrant is contained in Part I of this Annual Report on Form 10-K.


Item 11.  Executive Compensation

          Information with respect to executive compensation is incorporated herein by reference to the Registrant's 1998 Proxy Statement, pages 6 to 7.



Item 12.  Security Ownership of Certain Beneficial Owners and Management


          Information with respect to security ownership of beneficial owners and management is incorporated herein by reference to the Registrant's 1998 Proxy Statement, pages 4 to 5.


Item 13.  Certain Relationships and Related Transactions

          None.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)1.     List of Financial Statements.


The following Financial Statements and Notes thereto set forth on pages 17 through 27 of the Sharper Image Corporation 1997 Annual Report to Stockholders are incorporated by reference as Exhibit 13.1 to this Report on Form 10-K:

Independent Auditor's Report

Statements of Operations for the years ended January 31, 1998, 1997 and 1996.

Balance sheets at January 31, 1998 and 1997

Statements of Stockholders' Equity for the years ended January 31, 1998, 1997 and 1996.

Statements of Cash Flows for the years ended January 31, 1998, 1997 and 1996.


Notes to Financial Statements.


(a)2.     List of Financial Statement Schedule.

The following are filed as part of this Report:

Independent Auditors' Report on Schedule.

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

SHARPER IMAGE CORPORATION           SHARPER IMAGE CORPORATION

By:       /s/ Richard J. Thalheimer                   By:      /s/ Tracy Y. Wan
          -------------------------                            ----------------
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

Signature                           Title                                       Date
---------                           -----                                       ----

/s/ Richard J. Thalheimer           Chief Executive                     April  28, 1998
----------------------------          Officer, Chairman
Richard J. Thalheimer                 (Principal Executive Officer)


/s/ Tracy Y. Wan                    Senior Vice President,              April  28, 1998
----------------------------          Chief Financial Officer
Tracy Y. Wan                          Corporate Secretary
                                      (Principal Financial and
                                       Accounting Officer)


/s/ Elyse Eng Thalheimer            Director                            April  28, 1998
----------------------------
Elyse Eng Thalheimer


/s/ Alan Thalheimer                 Director                            April  28, 1998
----------------------------
Alan Thalheimer


/s/ Maurice Gregg                   Director                            April  28, 1998
----------------------------
Maurice Gregg


/s/ Gerald Napier                   Director                            April  28, 1998
----------------------------
Gerald Napier


/s/ Morton David                    Director                            April  28, 1998
----------------------------
Morton David


                                                      SHARPER IMAGE CORPORATION

                                           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                               --------------------------------------

                                                               ($000)
            COLUMN                                                  COLUMN              COLUMN           COLUMN            COLUMN
               A                                                       B                   C                D                 E
------------------------------------------------------------------------------------------------------------------------------------
                                                                   Balance at          Additions                           Balance
                                                                   Beginning          Charged to                          at End of
DESCRIPTION                                                        of Period          Costs & Exp.       Deductions         Period
------------------------------------------------------------------------------------------------------------------------------------
INVENTORY

YEAR ENDED JANUARY 31, 1998:
----------------------------
Inventory Obsolescence                                               $1,509             $  678             $  701           $1,486

YEAR ENDED JANUARY 31, 1997:
----------------------------
Inventory Obsolescence                                               $1,449             $1,681             $1,621           $1,509

YEAR ENDED JANUARY 31, 1996:
----------------------------
Inventory Obsolescence                                               $  891             $2,109             $1,551           $1,449


OTHER

YEAR ENDED JANUARY 31, 1998:
----------------------------
Other                                                                $  505             $  321             $  318           $  508

YEAR ENDED JANUARY 31, 1997:
----------------------------
Other                                                                $  461             $  351             $  307           $  505

YEAR ENDED JANUARY 31, 1996:
----------------------------
Other                                                                $  291             $  462             $  292           $  461

                                                                              20

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

10.21 Amendment to the Financing Agreement dated February 13, 1997 between the Company and The CIT Group/Business Credit Inc.

10.22 Warrant to Purchase Common Stock Agreement dated February 13, 1997 between the Company and The CIT Group/Business Credit Inc.

10.23 Amendment to the Financing Agreement dated March 24, 1997 between the Company and The CIT Group/Business Credit Inc.

10.24 Warrant to Purchase Common Stock Agreement dated April 6, 1998 between the Company and The CIT Group/Business Credit Inc.

10.25 Amendment to the Financing Agreement dated April 6, 1998 between the Company and The Cit Group/Business Credit Inc.


11.1     Statement Re: Computation of Earnings per Share.

13.1     1997 Annual Report to Stockholders.

23.1     Independent Auditor's Consent.

27.0     Financial Data Schedule.

Management's Discussion and Analysis of
Results of Operations and Financial Condition
--------------------------------------------------------------------------------
Sharper Image Corporation

Results Of Operations                    Fiscal Year Ended January 31,
                                 -----------------------------------------------
                                       1998            1997             1996
Percentage of Total Revenues      (Fiscal 1997)   (Fiscal 1996)    (Fiscal 1995)
--------------------------------------------------------------------------------
Revenues:
  Net store sales                      69.9%            71.0%            71.1%
  Net catalog sales                    27.8             25.9             26.6
  Net wholesale sales                   1.5              1.9              1.5
  List rental                           0.5              0.6              0.5
  Licensing                             0.3              0.6              0.3
                                      -----            -----            -----
Total Revenues                        100.0            100.0            100.0

Costs and Expenses:
  Cost of products                     53.3             51.8             50.3
  Buying and occupancy                 11.0             11.4             10.5
  Advertising and promotion            10.5             12.2             15.5
  General, selling, and
    administrative                     24.5             24.1             23.5
  Provision for loss due to closure
    of SPA Collection division          --               3.8              --
                                      -----            -----            -----
Operating Income (Loss)                 0.7             (3.3)             0.2
Other Income (Expense)                 (0.2)            (0.2)             0.2
                                      -----            -----            -----
Earnings (Loss) Before Income Tax
  (Benefit)                             0.5             (3.5)             0.4
Income Tax (Benefit)                    0.2             (1.4)             0.2
                                      -----            -----            -----
Net Earnings (Loss)                     0.3%            (2.1)%            0.2%
                                      =====            =====            =====


Revenues

                                               Fiscal Year Ended
                                    --------------------------------------------
                                     Jan. 31,        Jan. 31,         Jan. 31,
                                       1998            1997             1996
--------------------------------------------------------------------------------
Dollars in thousands              (Fiscal 1997)   (Fiscal 1996)    (Fiscal 1995)

Net store sales                      $151,589        $149,321        $145,095
Net catalog sales                      60,405          54,420          54,160
Net wholesale sales                     3,199           4,029           3,145
                                     --------        --------        --------
Total Net Sales                       215,193         207,770         202,400

List rental                               982           1,177           1,102
Licensing                                 640           1,298             682
                                     --------        --------        --------
Total Revenues                       $216,815        $210,245        $204,184
                                     ========        ========        ========


Net sales of $215,193,000 for fiscal 1997 increased $7,423,000, or 3.6%, from the prior fiscal year. Returns and allowances as a percentage of sales were 12.2% for fiscal 1997, compared to 12.3% for fiscal 1996. Net store sales increased $2,268,000, or 1.5%, comparable store sales increased 1.1%, net catalog sales increased $5,985,000, or 11.0%, and net wholesale sales decreased $830,000, or 20.6%, as compared to fiscal 1996.

The increase in net store sales for fiscal 1997 was primarily attributable to the addition of six stores opened during the year. The increase in net store sales also reflected a 7.2% increase in average revenue per transaction, to $104 from $97, and a 4.6% decrease in total store transactions. Net sales per average square foot were $465 for fiscal 1997, compared to $458 in fiscal 1996, and $473 in fiscal 1995. Sharper Image stores' sales productivity compares favorably with the retail industry's specialty store (hard goods) average of $343 for fiscal 1996, $252 for fiscal 1995, and $234 for fiscal 1994 (statistical information for 1997 is not yet available). Strong comparable store sales increases of 7.3% and 3.4% in the third and fourth quarters of fiscal 1997 more than offset the comparable store sales decreases in the first half of the year. Management believes the increase in net sales benefited from new product introductions, including an increased selection of Sharper Image Design proprietary products and more optimal inventory levels during the second half of the year.

--------------------------------------------------------------------------------
Sharper Image Corporation


Revenues (continued)

     Net catalog sales were positively impacted by an increase in Sharper Image catalog average revenue per order to $158 from $134, advertising campaigns in major consumer magazines and newspapers, a 10.0% increase in the number of Sharper Image catalogs circulated, and a two-fold increase in the number of catalogs circulated for the test concept Sharper Image Home Collection. The Company believes that the increase in the number of catalogs and catalog pages circulated for the Sharper Image catalog during fiscal 1997 also contributed to the increases in net store sales and comparable store sales.

     Wholesale sales decreased $830,000, or 20.6%, primarily due to a decrease in the number of products offered to wholesale customers both in the U.S. and internationally.

     Net sales of $207,770,000  for fiscal 1996 increased  $5,370,000,  or 2.7%, from the prior fiscal year. Returns and allowances as a percentage of sales were 12.3% for fiscal 1996, compared to 12.2% for fiscal 1995. Net store sales increased $4,226,000, or 2.9%, comparable store sales decreased 2.1%, net catalog sales increased $260,000, or 0.5%, and net wholesale sales increased $884,000, or 28.1%.

     The increase in net store sales for fiscal 1996 was primarily attributable to the addition of eight new stores opened during the year, two of which were Sharper Image SPA stores. The net store sales increase also reflected a 9.8% increase in total store transactions, partially offset by a decrease in average revenue per order from $106 to $97. Although comparable store sales decreased by 11.5% for the first nine months of fiscal 1996, the excellent fourth quarter sales offset almost all of the decrease. Comparable store sales increased 5.9% for the fourth quarter, during which the Company generated approximately 43% of its revenues. Management believed the successful quarter was primarily fueled by the introduction of several key new products, as well as a better inventory in-stock position.

     Net catalog sales were positively impacted by the test mailings of the Sharper Image Home Collection catalog, an increase in average revenue per order for the Sharper Image catalog to $134 from $122, and by the changes that were made during the fourth quarter, which included the new redesigned Sharper Image catalog and the advertising campaign in major consumer magazines and newspapers. This was partially offset by the decrease in net catalog sales related to the Sharper Image catalog, due primarily to the decrease in the number of pages circulated for the Sharper Image catalog.

     Wholesale sales increased $884,000, or 28.1%, primarily due to the increase in the number of wholesale customers both in the U.S. and internationally.

     For the purpose of determining comparable store sales, comparable stores are defined as those which were open during the entire comparable month of the previous year and are compared monthly for purposes of this analysis. Inflationary effects are not considered significant to the growth of sales.


Cost of Products

     Cost of products increased $6,736,000, or 6.2%, in fiscal 1997 from fiscal 1996. The increase was primarily related to increases in net sales and the higher cost of products related to the merchandise mix. The gross margin rate for fiscal 1997 was 46.3%, compared to 47.6% for fiscal 1996. The lower gross margin rate reflected an increase in sales of lower-margin products, such as certain state-of-the-art electronic items and games, partially offset by an increase in the Sharper Image Design proprietary products, which generally carry higher margins.

     Cost of products increased $6,071,000, or 5.9% , in fiscal 1996 from fiscal 1995. This increase primarily reflected the increase in cost of products related to increases in net sales and the higher cost of products related to the merchandise mix. The gross margin rate for fiscal 1996 was 47.6%, compared to 49.1% for fiscal 1995. The lower gross margin rate for fiscal 1996 as compared to fiscal 1995 reflected an increase in sales of lower-margin products, such as certain state-of-the-art electronic items and games, and a decrease in sales of certain higher- margin products, such as the Company's Sharper Image Design proprietary products and fitness equipment.

     The Company's gross margin rate fluctuates with the changes in its merchandise mix, which is affected by new items available in various categories. The variation in merchandise mix from category to category from year to year reflects the characteristic that the Company is driven by individual products, as opposed to general lines of merchandise. It is impossible to predict future gross margin rates. The Company's goal is to increase the number of Sharper Image Design proprietary products and other exclusive private label products, and the related sales. This goal, if met, should have a positive impact on the Company's gross margin rate.

--------------------------------------------------------------------------------
Sharper Image Corporation


Buying and Occupancy

     Buying and occupancy expenses decreased $63,000, or 0.3%, in fiscal 1997 from fiscal 1996. The decrease primarily reflected lower buying costs and lower occupancy costs associated with the closure of the SPA Collection division and the elimination of the cost of two closed Sharper Image stores, partially offset by the annualized occupancy cost of eight new stores opened during fiscal 1996 and the cost of six new stores opened in fiscal 1997.

     Buying and occupancy expenses increased $2,653,000, or 12.4%, in fiscal 1996 from fiscal 1995. The increase primarily reflected the occupancy costs associated with the eight new stores opened during fiscal 1996 and the annualized occupancy cost of ten new stores opened in fiscal 1995.


Advertising and Promotion

     Advertising and promotion expenses for fiscal 1997 decreased $2,941,000, or 11.4%, from fiscal 1996. The decrease was primarily due to lower consumer magazine and newspaper advertising and the elimination of the SPA Collection catalog, partially offset by a 10% increase in the number of Sharper Image catalogs mailed and a 3% increase in the number of pages circulated, along with the two-fold increase in mailings of the test concept Sharper Image Home Collection catalog.

     Advertising and promotion expenses for fiscal 1996 decreased $5,974,000, or 18.8%, from fiscal 1995. The decrease in advertising and promotion expense was primarily due to a 25% decrease in the number of catalog pages circulated for the Sharper Image catalog, the decrease in the number of pages and the number of catalogs mailed for the SPA Collection catalog, and lower paper prices since July 1996. The decrease in advertising and promotion expense was partially offset by a 3% increase in the number of Sharper Image catalogs circulated, the costs incurred for the redesign of the Sharper Image catalog which was launched in October 1996, and the advertising campaign initiated during the fourth quarter in major consumer magazines and newspapers designed to attract new customers. The Company began to receive rate decreases in paper costs during the second quarter of fiscal 1996, which had a favorable impact on costs for fiscal 1996 as compared to fiscal 1995.

     While the Sharper Image catalog serves as the primary source of advertising for its retail stores and mail order business, the Company continually evaluates its advertising strategies to maximize the effectiveness of its advertising programs.


General, Selling, and Administrative

     General, selling, and administrative (G S & A) expenses for fiscal 1997 increased $2,403,000, or 4.7%, from fiscal 1996, primarily due to increases in overall selling expenses related to the increase in net sales. The increase in G S & A expenses reflected higher net delivery expense related to mail-order shipments and certain additional administrative support costs, which were partially offset by the elimination of costs related to the closure of the SPA division.

     G S & A expenses for fiscal 1996 increased $2,599,000, or 5.4%, from fiscal 1995, primarily due to increases in overall selling expenses related to the increase in net sales, the increase in store expenses associated with the eight new stores opened during fiscal 1996, an increase in corporate personnel expenses to support the additional stores, and the development of new retail concepts. Also contributing to the increase in G S & A expenses was an increase in net delivery expense related to mail order shipments.


Other Income (Expense)

     Net other expense for fiscal 1997 increased $206,000 from fiscal 1996. The increase in other expense is primarily due to an increase in interest expense related to borrowings on the Company's credit facility, and a decrease in interest income from available cash.

     Net other expense for fiscal 1996 increased $692,000 from fiscal 1995. The increase in other expense is primarily due to an increase in interest expense related to borrowings on the Company's credit facility and a decrease in interest income from available cash.


Income Taxes

     The effective tax rate for fiscal 1997 and fiscal 1996 was 40.0%. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. In estimating future tax consequences, all expected future events then known to management are considered, other than changes in the tax law or rates.

--------------------------------------------------------------------------------
Sharper Image Corporation


Liquidity and Capital Resources

     At January 31, 1998, the Company had cash and equivalents of $3,501,000, a decrease of $7,372,000, as compared to $10,873,000 at January 31, 1997. During fiscal 1997, the Company met its short-term liquidity needs and its capital requirements with available cash, cash flow provided by operations, trade credit, and the revolving and term loans. The decrease in cash reflected the outlay to bring inventories to an optimal level and the property and equipment expenditures related to new stores. At January 31, 1998, the Company had no amounts outstanding on its revolving loan credit facility. There was a capital expenditure term loan outstanding of $1,167,000 included in notes payable. The highest amount of direct borrowings under the revolving loan credit facility during fiscal 1997 was $14,672,000, compared with $11,711,000 in fiscal 1996. Letter of credit commitments outstanding at January 31, 1998 and 1997 were $2,321,000 and $1,285,000, respectively.

     The Company has a revolving secured credit facility with The CIT Group/Business Credit, Inc., which expires September 2001. The credit facility has been amended on several occasions and, as of January 31, 1998, the agreement allows the Company borrowings and letters of credit up to a maximum of $25 million for the period from October 1, 1997 through December 31, 1997, and $20 million for other times of the year based on inventory levels. The credit facility is secured by the Company's inventory, accounts receivable, general intangibles and certain other assets. Borrowings under this facility bear interest at either prime plus 0.75% per annum or at LIBOR plus 2.75% per annum. The credit facility contains certain financial covenants pertaining to fixed charge coverage ratio, leverage ratio, working capital and net worth and contains limitations on operating leases, other borrowings, dividend payments and stock repurchases. For the period ended January 31, 1998, the Company was in compliance with all covenants. For the period ended January 31, 1997, the Company was out of compliance with the working capital and fixed asset coverage ratios as a result of the closure of the SPA Collection division. The Company received waivers for such non-compliance.

     Subsequent to January 31, 1998, an amendment to the credit facility was completed to set lower interest rates based on performance, to provide for additional seasonal borrowings and to extend the expiration to September 2003. Borrowings under the credit facility will now bear interest at either prime plus 0.50% per annum or at LIBOR plus 2.50% per annum. The credit facility was seasonally increased as follows:

     October 1 through December 31,

     1998     $28 million
     1999     $30 million
     2000     $31 million
     2001     $32 million
     2002     $33 million

     In addition, the credit facility provides for term loans for capital expenditures (Term Loans) up to an aggregate of $4.5 million. Amounts borrowed under the Term Loans bear interest at a variable rate of either prime plus 1% per annum or at LIBOR plus 3% per annum. Each Term Loan is to be repaid in 36 equal monthly principal installments. Subsequent to January 31, 1998, the variable interest rate for all Term Loans was lowered to prime plus 0.75% or LIBOR plus 2.75%. Notes payable included a Term Loan which bears interest at a variable rate of prime plus 0.75%, provides for monthly principal payments of $55,555 plus the related interest payment, and matures in October 1999.

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

     The Company's merchandise inventory at January 31, 1998 was approximately 26.2% higher than the prior fiscal year. The increase in inventory reflected the incremental amounts for the support of six new stores opened during 1997 and increases to bring inventory to an optimal level to support store and catalog sales.

     The Company leases all of its offices, stores, and seasonal warehouse space. The Company opened four Sharper Image

--------------------------------------------------------------------------------
Sharper Image Corporation


stores located in Denver, Colorado; Bloomington, Minnesota; Danbury, Connecticut; and Aventura, Florida; and converted two SPA Collection stores in Walnut Creek, California, and Skokie, Illinois, to Sharper Image stores. The Company closed three Sharper Image stores located in Washington, D.C.; Novato, California; and Baltimore, Maryland; and three SPA Collection stores in St. Louis, Missouri; Troy, Michigan; and Beverly Hills, California.

     The Company is currently evaluating its plan to open four to eight new Sharper Image stores during fiscal 1998. Total capital expenditures estimated for new and existing stores, corporate headquarters and the distribution center for fiscal 1998 are between $6 million and $8 million.


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

Year 2000 Compliance

     The Company recognizes that the arrival of the year 2000 poses a unique worldwide challenge to the ability of all systems to recognize the date change from December 31, 1999, to January 1, 2000. The Company has assessed its computer and business processes, and is reprogramming its computer applications to provide for their continued functionality. An assessment of the readiness of the external entities with which it interfaces is ongoing.

     The Company expects that the principal costs will be those associated with the remediation and testing of its computer applications. This effort was begun in 1996 and is following a process of inventory, scoping and analysis, modification, testing and implementation. These efforts will be met primarily from existing resources through a reprioritization of technology development initiatives. The Company expects to complete the majority of its efforts in this area during 1998 with final completion in mid-1999. The estimated cost for this project is between $500,000 and $1,000,000 and is being funded through operating cash flows. The cost of the project and the expected completion dates are based on management's best estimates.


Uncertainties and Risk

     The foregoing discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included with this report. The foregoing discussion contains certain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties include, without limitation, risks of changing market condition in the overall economy and the retail industry, consumer demand, the opening of new stores, actual advertising expenditures by the Company, the success of the Company's advertising and merchandising strategy, availability of products , and other factors detailed from time to time in the Company's annual and other reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligations to publicly release any revisions to these forward-looking statements or reflect events or circumstances after the date hereof.

Independent Auditors' Report
--------------------------------------------------------------------------------
Sharper Image Corporation


Board of Directors
Sharper Image Corporation
San Francisco, California


We have audited the accompanying balance sheets of Sharper Image Corporation as of January 31, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Sharper Image Corporation as of January 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 31, 1998 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP
-------------------------

San Francisco, California
March 25, 1998

Statements of Operations
--------------------------------------------------------------------------------
Sharper Image Corporation


                                                 Fiscal Year Ended
                                                     January 31,
                                       -----------------------------------------
Dollars in thousands
except per share amounts                  1998            1997           1996
--------------------------------------------------------------------------------

Revenues:
  Sales                                $   245,095     $   236,844    $  230,410
  Less: returns and allowances              29,902          29,074        28,010
                                       -----------     -----------    ----------
  Net Sales                                215,193         207,770       202,400
  List rental                                  982           1,177         1,102
  Licensing                                    640           1,298           682
                                       -----------     -----------    ----------
                                           216,815         210,245       204,184
                                       -----------     -----------    ----------
Costs and Expenses:
  Cost of products                         115,535         108,799       102,728
  Buying and occupancy                      23,904          23,967        21,314
  Advertising and promotion                 22,795          25,736        31,710
  General, selling, and administrative      53,074          50,671        48,072
  Provision for loss due to closure of
    SPA Collection division                   --             8,000          --
                                       -----------     -----------    ----------
                                           215,308         217,173       203,824
                                       -----------     -----------    ----------
Other Income (Expense):
  Interest income (expense) -- net            (564)           (391)          220
  Other -- net                                  45              78           159
                                       -----------     -----------    ----------
                                              (519)           (313)          379
                                       -----------     -----------    ----------
Earnings (Loss) before Income Tax
  (Benefit)                                    988          (7,241)          739
Income Tax (Benefit)                           395          (2,896)          295
                                       -----------     -----------    ----------
Net Earnings (Loss)                    $       593     $    (4,345)   $      444
                                       ===========     ===========    ==========
Net Earnings (Loss) Per Share --
  Basic                                $      0.07     $     (0.53)   $     0.05
                                       ===========     ===========    ==========
Net Earnings (Loss) Per Share --
  Diluted                              $      0.07     $     (0.53)   $     0.05
                                       ===========     ===========    ==========
Weighted Average Number of Shares --
  Basic                                  8,303,425       8,260,208     8,249,259
                                       ===========     ===========    ==========
Weighted Average Number of Shares --
  Diluted                                8,537,032       8,260,208     8,682,078
                                       ===========     ===========    ==========

                       See Notes to Financial Statements.

Balance Sheets
--------------------------------------------------------------------------------
Sharper Image Corporation


                                                              January 31,
                                                        ------------------------
Dollars in thousands except per share amounts              1998        1997
--------------------------------------------------------------------------------
Assets

Current Assets:
  Cash and equivalents                                  $  3,501    $ 10,873
  Accounts receivable, net of allowance for doubtful
    accounts of $508 and $505                              8,189       5,915
  Merchandise inventories                                 34,534      27,365
  Deferred catalog costs                                   4,982       3,713
  Prepaid expenses and other                               3,429       4,495
                                                        --------    --------
Total Current Assets                                      54,635      52,361
Property and Equipment, Net                               20,842      23,012
Deferred Taxes and Other Assets                            3,185       3,431
                                                        --------    --------
  Total Assets                                          $ 78,662    $ 78,804
                                                        ========    ========


Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                                      $ 18,439    $ 17,025
  Accrued expenses                                        16,832      19,628
  Deferred revenue                                         6,784       5,045
  Income taxes payable                                      --           307
  Current portion of notes payable                           947         927
                                                        --------    --------
Total Current Liabilities                                 43,002      42,932
Notes Payable                                              3,299       4,245
Other Liabilities                                          3,205       3,178
                                                        --------    --------
Total Liabilities                                         49,506      50,355
Stockholders' Equity:
  Preferred stock, $0.01 par value:
    Authorized, 3,000,000 shares: Issued and outstanding, none

  Common stock, $0.01 par value:
    Authorized, 25,000,000 shares: Issued and
      outstanding, 8,356,280 and 8,266,940 shares             83          83
   Additional paid-in capital                              9,704       9,590
   Retained earnings                                      19,369      18,776
                                                        --------    --------
Total Stockholders' Equity                                29,156      28,449
                                                        --------    --------
  Total Liabilities and  Stockholders' Equity           $ 78,662    $ 78,804
                                                        ========    ========

                       See Notes to Financial Statements.

Statements of Stockholders' Equity
------------------------------------------------------------------------------------------------------------------------------------
Sharper Image Corporation


                                                                                         Additional
                                                           Common          Stock           Paid-in          Retained
Dollars in thousands                                       Shares          Amount          Capital          Earnings         Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 1995                               8,283,140         $ 83          $ 10,032          $ 22,677       $ 32,792
Issuance of common stock for stock options                   62,640            1               127                              128
Repurchase of common stock                                  (94,800)          (2)             (604)                            (606)
Net earnings                                                                                                     444            444
                                                          ---------         ----          --------          --------       --------
Balance at January 31, 1996                               8,250,980         $ 82          $  9,555          $ 23,121       $ 32,758
Issuance of common stock for stock options                   15,960            1                35                               36
Net loss                                                                                                      (4,345)        (4,345)
                                                          ---------         ----          --------          --------       --------
Balance at January 31, 1997                               8,266,940         $ 83          $  9,590          $ 18,776       $ 28,449
Issuance of common stock for stock options                  124,340            1               237                              238
Repurchase of common stock                                  (35,000)          (1)             (123)                            (124)
Net earnings                                                                                                     593            593
                                                          ---------         ----          --------          --------       --------
Balance at January 31, 1998                               8,356,280         $ 83          $  9,704          $ 19,369       $ 29,156
                                                          =========         ====          ========          ========       ========

                                                 See Notes to Financial Statements.

Statements of Cash Flows
------------------------------------------------------------------------------------------------------------------------------------
Sharper Image Corporation


                                                                                                   Fiscal Year
                                                                                                 Ended January 31,
                                                                                 --------------------------------------------------
Dollars in thousands                                                               1998                 1997                 1996
------------------------------------------------------------------------------------------------------------------------------------
Cash was Provided by (Used for) Operating Activities:
  Net earnings (loss)                                                            $    593             $ (4,345)            $    444

  Adjustments to reconcile net earnings (loss) to net cash
    provided by (used for) operations:
    Depreciation and amortization                                                   4,334                4,195                3,461
    Deferred rent expense                                                             151                  142                   69
    Deferred income taxes                                                           1,614               (3,188)                (127)

  Change in operating assets and liabilities:
    Accounts receivable                                                            (2,274)              (1,479)              (1,202)
    Merchandise inventories                                                        (7,169)              (3,052)                (758)
    Deferred catalog costs, prepaid expenses and other                             (1,571)                  54               (2,018)
    Accounts payable and accrued expenses                                             838(1)            11,429(1)             4,141
    Deferred revenue and other liabilities                                          1,308                 (508)                (347)
                                                                                 --------             --------             --------
Cash Provided by (Used for) Operating Activities                                   (2,176)               3,248                3,663
                                                                                 --------             --------             --------

Cash was Provided by (Used for) Investing Activities:
  Property and equipment expenditures                                              (4,437)              (6,579)             (11,507)
  Disposals of equipment                                                               53                   98                   14
                                                                                 --------             --------             --------
Cash Used for Investing Activities                                                 (4,384)              (6,481)             (11,493)
                                                                                 --------             --------             --------

Cash was Provided by (Used for) Financing Activities:
  Issuance of common stock for stock options                                          238                   36                  128
  Repurchase of common stock                                                         (124)                --                   (606)
  Proceeds from notes payable and revolving loan                                   27,761               25,665               14,000
  Principal payments on notes payable and revolving loan                          (28,687)             (24,071)             (11,409)
                                                                                 --------             --------             --------
Cash Provided by (Used for) Financing Activities                                     (812)               1,630                2,113
                                                                                 --------             --------             --------

Net Decrease in Cash and Equivalents                                               (7,372)              (1,603)              (5,717)
Cash and Equivalents at Beginning of Period                                        10,873               12,476               18,193
                                                                                 --------             --------             --------
Cash and Equivalents at End of Period                                            $  3,501             $ 10,873             $ 12,476
                                                                                 ========             ========             ========

Supplemental Disclosure of Cash Paid for:
  Interest                                                                       $    771             $    700             $    312
  Income Taxes                                                                   $    409             $    459             $  1,971


1    Includes $(4,178) and $8,000 of change in accrued  liabilities for fiscal years ended January 31, 1998 and 1997, related to the closure of the SPA Collection division.

                                                 See Notes to Financial Statements.

Notes to Financial Statements
--------------------------------------------------------------------------------
Sharper Image Corporation

Fiscal Years Ended January 31, 1998, 1997, and 1996


Note A -- Summary of Significant Accounting Policies

The Company is a leading specialty retailer which introduces and sells quality, innovative, and entertaining products. These products are sold through its retail stores, catalogs, and other marketing channels throughout the United States. The Company also has stores and catalog operations internationally through licensees. Additional revenue is derived from rental of the Company's mailing list and from licensing activities relating to the Company's trade name.

Revenue Recognition: Catalog sales are recorded when merchandise is shipped. Deferred revenue represents merchandise certificates outstanding and unfilled cash orders at the end of the fiscal period. Mailing list rental revenue is recognized when the list is fulfilled.

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

Fair Value of Financial Instruments: The carrying value of cash, accounts receivable, and accounts payable approximates the estimated fair value.

Merchandise Inventories: Merchandise inventories are stated at lower of cost (first-in, first-out method) or market.

Cash and Equivalents: Cash and equivalents represent cash and short-term, highly liquid investments with original maturities of three months or less.

Deferred Catalog and Advertising Costs: Direct costs incurred for the production and distribution of catalogs are capitalized. Capitalized catalog costs are amortized, once the catalog is mailed, over the expected sales period which is generally three months. Other advertising costs are expensed as incurred and amounted to $3,580,000, $5,306,000, and $3,807,000, for the fiscal years ended January 31, 1998, 1997, and 1996.

Property and Equipment: Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the various assets which range from three to ten years for office furniture and equipment and transportation equipment, and 40 years for the building. Leasehold improvements are amortized using the straight-line method over the lesser of their estimated useful lives or the term of the applicable lease which ranges from 7 to 18 years.

The Company manufactures its own proprietary products for sale through its stores and catalogs. Costs incurred for tooling, dies and package design are deferred and amortized over the estimated life of these products, which is generally two years. At January 31, 1998 and 1997, capitalized costs included in property and equipment, net of related amortization, were $1,566,000 and $585,000, respectively.

The Company reviews its long-lived assets, including identifiable intangible assets, whenever events or changes indicate the carrying amount of such assets may not be recoverable. The Company's policy is to review the recoverability of all assets, at a minimum, on an annual basis. Based on the Company's review at January 31, 1998, no material adjustment was made to long-lived assets.

Income Taxes: Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events then known to management that have been recognized in the Company's consolidated financial statements or tax returns. In estimating future tax consequences, all expected future events then known to management are considered other than changes in the tax law or rates.

Stock-Based Compensation: The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees.

Earnings Per Share: In 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. SFAS No. 128 requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding during each year of 8,303,425, 8,260,208, and 8,249,259, for the fiscal years ended January 31,
1998, 1997, and 1996. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, adjusted for 233,607 and 432,819 incremental shares assumed issued on the exercise of common stock during the fiscal years ended January 31, 1998 and 1996. Stock options were excluded from the computation of diluted loss per share for the year ended January 31, 1997, as the effect would be anti-dilutive.

Options for which the exercise price was greater than the average market price of common stock for the period were not included in the computation of diluted earnings per share. The number of such options for which the exercise price was greater than the average market price of $3.56 and $6.31 for the fiscal years ended January 31, 1998 and 1996, was 97,500 and 642,400.

New Accounting  Standards:  In 1997, the Financial  Accounting  Standards  Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, which prescribes standards for reporting comprehensive income and its components. Comprehensive income consists of net income or loss for the current period and other comprehensive income (income, expenses, gains and losses that currently bypass the income statement and are reported directly as a separate component of equity). SFAS No. 130 requires that components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

In 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographical areas and major customers.

Adoption of these statements will not impact the Company's consolidated financial position results of operations or cash flows and any effect will be limited to the form and content of disclosures. Both SFAS No. 130 and SFAS No. 131 are effective for the Company in 1998.

Reclassification: Certain reclassifications have been made to prior years' financial statements in order to conform with the classifications of the January 31, 1998 financial statements.

--------------------------------------------------------------------------------
Sharper Image Corporation

Fiscal Years Ended January 31, 1998, 1997, and 1996


Note B -- Property and Equipment

Property and equipment is summarized as follows:

                                                      January 31,
                                                 ----------------------
Dollars in thousands                               1998          1997
-----------------------------------------------------------------------
Leasehold improvements                           $ 24,071     $ 24,341
Office furniture and equipment                     30,313       26,839
Transportation                                      2,439        2,422
Land                                                   53           53
Building                                            2,874        2,874
                                                  --------     --------
                                                   59,750       56,529

Less accumulated depreciation
  and amortization                                 38,908       33,517
                                                  --------     --------
                                                 $ 20,842     $ 23,012
                                                  ========     ========


Note C -- Other Assets

The Company has an agreement under which it will advance the premiums on a split-dollar life insurance policy for its Chairman of the Board, Founder, and Chief Executive Officer. The Company has an interest in the insurance benefits equal to the amount of the premiums advanced. The amount receivable for premiums advanced as of January 31, 1998 and 1997 was $590,000 and $392,000, respectively.

Note D -- Revolving Loan and Notes Payable

The Company has a revolving secured credit facility with The CIT Group/Business Credit, Inc., which expires September 2001. The credit facility has been amended on several occasions and, as of January 31, 1998, the agreement allows the Company borrowings and letters of credit up to a maximum of $25 million for the period from October 1, 1997 through December 31, 1997, and $20 million for other times of the year based on inventory levels. The credit facility is secured by the Company's inventory, accounts receivable, general intangibles and certain other assets. Borrowings under this facility bear interest at either prime plus 0.75% per annum or at LIBOR plus 2.75% per annum. The credit facility contains certain financial covenants pertaining to fixed charge coverage ratio, leverage ratio, working capital and net worth and contains limitations on operating leases, other borrowings, dividend payments and stock repurchases. For the period ended January 31, 1998, the Company was in compliance with all covenants. For the period ended January 31, 1997, the Company was out of compliance with the working capital and fixed asset coverage ratios as a result of the closure of the SPA Collection division. The Company received waivers for such non-compliance.

Subsequent to January 31, 1998, an amendment to the credit facility was completed to set lower interest rates based on performance, to provide for additional seasonal borrowings and to extend the expiration to September 2003. Borrowings under the credit facility will now bear interest at either prime plus 0.50% per annum or at LIBOR plus 2.50% per annum. The credit facility was seasonally increased as follows:

October 1 through December 31,

1998                                                                 $28 million
1999                                                                 $30 million
2000                                                                 $31 million
2001                                                                 $32 million
2002                                                                 $33 million


At January 31, 1998 and 1997, the Company had no amounts outstanding on its revolving loan credit facility. Letter of credit commitments as of January 31, 1998 and 1997 were $2,321,000 and $1,285,000, respectively.

In addition, the credit facility provides for term loans for capital expenditures (Term Loans) up to an aggregate of $4.5 million. Amounts borrowed under the Term Loans bear interest at a variable rate of either prime plus 1% per annum or at LIBOR plus 3% per annum. Each Term Loan is to be repaid in 36 equal monthly principal installments. Subsequent to January 31, 1998, the variable interest rate for all Term Loans was lowered to prime plus 0.75% or LIBOR plus 2.75%. Notes payable included a Term Loan which bears interest at a variable rate of prime plus 1%, provides for monthly principal payments of $55,555 plus the related interest payment, and matures in October 1999. At January 31, 1998 and 1997, the balance of the Term Loan was $1,167,000 and $1,833,000, respectively.

Notes payable also included two mortgage loans collateralized by certain property and equipment. In connection with the expansion of the Company's distribution center which was completed in October 1995, the Company refinanced the mortgage loan collateralized by the distribution center and paid off the existing mortgage. The new note in the amount of $3 million was funded in December 1995, bears interest at a fixed rate of 8.40%, provides for monthly payments of principal and interest in the amount of $29,367, and matures in January 2011. The other note bears interest at a variable rate equal to the rate on 30-day commercial paper plus 3.82%, provides for monthly payments of principal and interest in the amount of $14,320, and matures in January 2000. The respective balance of each note payable is $2,772,000 and $307,000. Future minimum principal payments on notes payable are as follows:

Dollars in thousands
--------------------------------------------------------------------------------
Year ending January 31,
1999                                                                     $   946
2000                                                                         787
2001                                                                         147
2002                                                                         160
2003                                                                         173
Later years                                                                2,033
                                                                         -------
Total notes payable                                                      $ 4,246
                                                                         =======

--------------------------------------------------------------------------------
Sharper Image Corporation

Fiscal Years Ended January 31, 1998, 1997, and 1996


Note E -- Income Taxes

                                                     January 31,
                                      ------------------------------------------
Dollars in thousands                    1998             1997             1996
--------------------------------------------------------------------------------
Currently payable (refundable):
  Federal                             $(1,036)         $   248          $   359
  State                                  (183)              44               63
                                      -------          -------          -------
                                       (1,219)             292              422

Deferred:
  Federal                               1,372           (2,710)            (107)
  State                                   242             (478)             (20)
                                      -------          -------          -------
                                        1,614           (3,188)            (127)
                                      -------          -------          -------
                                      $   395          $(2,896)         $   295
                                      =======          =======          =======

The difference between the effective income tax rate and the United States federal income tax rate is summarized as follows:

                                                         January 31,
                                               --------------------------------
                                               1998          1997          1996
-------------------------------------------------------------------------------
Federal tax rate                               34.0%         34.0%         34.0%
State income tax,
  less federal benefit                          6.0           6.0           6.0
                                               ----          ----          ----
Effective tax rate                             40.0%         40.0%         40.0%
                                               ====          ====          ====

Deferred taxes result from differences in the recognition of expense for income tax and financial reporting purposes. Temporary differences which give rise to deferred tax assets (liabilities) are as follows:

                                                              January 31,
                                                       ------------------------
Dollars in thousands                                    1998             1997
-------------------------------------------------------------------------------
Current:
  Nondeductible reserves                               $ 3,809          $ 4,457
  Deferred catalog costs                                (1,993)          (1,485)
  State taxes                                             (569)            (551)
                                                       -------          -------
Current -- net                                           1,247            2,421
                                                       -------          -------
Noncurrent:
  Deferred rent                                          1,429            1,566
  Depreciation                                           2,356            2,512
  Deductible software costs                             (1,050)            (924)
  Other -- net                                            (189)            (168)
                                                       -------          -------
Noncurrent -- net                                        2,546            2,986
                                                       -------          -------
Total                                                  $ 3,793          $ 5,407
                                                       =======          =======


Note F -- Leases

The Company leases its offices, retail facilities, and equipment under operating leases for terms expiring at various dates through 2008. Under the terms of certain of the leases, rents are adjusted annually for changes in the consumer price index and increases in property taxes. The aggregate minimum annual lease payments under leases in effect at January 31, 1998, are as follows:

Dollars in thousands
--------------------------------------------------------------------------------
Year ending January 31,
1999                                                                    $ 14,280
2000                                                                      14,013
2001                                                                      12,540
2002                                                                       8,486
2003                                                                       7,919
Later years                                                               22,318
                                                                        --------
Total minimum lease commitments                                         $ 79,556
                                                                        ========



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

Net rental expense for all operating leases was as follows:


                                              Fiscal Year Ended
                                                  January 31,
                                        --------------------------------
Dollars in thousands                      1998        1997        1996
------------------------------------------------------------------------
Minimum rentals                         $ 13,812    $ 13,259    $ 11,917
Percentage rentals and other charges       5,559       5,546       5,093
                                        --------    --------    --------
                                        $ 19,371    $ 18,805    $ 17,010
                                        ========    ========    ========

--------------------------------------------------------------------------------
Sharper Image Corporation

Fiscal Years Ended January 31, 1998, 1997, and 1996


Note G -- Stockholders' Equity

Under the Company's stock repurchase program, the Company is authorized by its Board of Directors to repurchase up to $1,600,000 of common stock. During fiscal 1997 and fiscal 1995, the Company repurchased 35,000 shares for $124,000, and 94,800 shares for $606,000, under this stock repurchase program. Through January 31, 1998, the Company has repurchased a total of 186,100 shares at an average price of $5.95 per share.

Under the Company's 1985 Stock Option Plan, as amended, non-qualified options to purchase common stock are granted to officers, key employees and consultants. Options generally vest over a four to six year period from the date of the grant and are priced at 100% of the fair market value at the date of the grant. During 1995, with stockholders' approval, the Company amended the 1985 Stock Option Plan to increase the number of shares of its common stock reserved for the issuance of additional stock options by 750,000 shares, limit the maximum number of shares any one individual may be granted per fiscal year, expand the eligibility provisions to allow individuals owning more than 25% of the Company's common stock to receive stock options and render the non-employee members of the Board ineligible to receive stock option grants under this plan.

In 1995, the Company also implemented the 1994 Non-Employee Directors Stock Option Plan, as approved by stockholders, to allow for stock option grants of common stock to the non-employee members of the Board of Directors. Options will be immediately exercisable, vest over one year of Board service from the date of the grant, and are priced at 100% of the fair market value at the date of the grant. Any shares purchased under the option will be subject to repurchase by the Company upon the optionee's cessation of Board service prior to vesting.

At January 31, 1998, the Company had reserved 513,120 shares and 27,000 shares, under the 1985 Stock Option Plan and the 1994 Non-Employee Directors Stock Option Plan, respectively, for the granting of additional stock options.


Additional Stock Plan Information

As discussed in Note A, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net earnings
(loss) and earnings (loss) per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards.

These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, five years from date of grant; stock volatility, 51% in fiscal 1997 and 45% in both fiscal 1996 and fiscal 1995; risk-free interest rates, 6.10% in fiscal 1997, 6.21% in fiscal 1996, and 6.23% in fiscal 1995; and no dividends during the expected term.

The Company's calculations are based on a single option valuation approach, and forfeitures are recognized as they occur. If the computed fair values of the fiscal 1997, fiscal 1996 and fiscal 1995 awards had been amortized to expense over the vesting period of the awards, pro forma net earnings (loss) would have been $383,000 ($0.05 earnings per share -- basic and $0.04 earnings per share -- diluted) in fiscal 1997, $(4,576,000) ($0.55 loss per share -- basic and diluted) in fiscal 1996 and $317,000 ($0.04 earnings per share -- basic and diluted) in fiscal 1995. However, the impact of outstanding non-vested stock options granted prior to fiscal 1995 has been excluded from the pro forma calculation; accordingly, the fiscal 1997, fiscal 1996 and fiscal 1995 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all future applicable stock options.

--------------------------------------------------------------------------------
Sharper Image Corporation

Fiscal Years Ended January 31, 1998, 1997, and 1996


Note G -- Stockholders' Equity (continued)

The following table reflects the activity under these plans:
                                                                  Weighted
                                                    Number of      Average
                                                    Options     Exercise Price
                                                   ---------------------------
Balance at January 31, 1995                          963,670      $ 3.88
Granted (weighted average fair value of $2.76)       630,100        5.65
Exercised                                            (62,640)       2.06
Cancelled                                           (352,860)       6.80
                                                   ---------
Balance at January 31, 1996                        1,178,270        4.03
Granted (weighted average fair value of $1.70)       951,800        3.54
Exercised                                            (15,960)       4.39
Cancelled                                           (609,610)       5.58
                                                   ---------
Balance at January 31, 1997                        1,504,500        3.13
Granted (weighted average fair value of $1.81)       129,300        3.24
Exercised                                           (124,340)       1.92
Cancelled                                            (71,260)       3.83
                                                   ---------
Balance at January 31, 1998                        1,438,200      $ 3.21
                                                   =========

Exercisable at January 31, 1996                      624,000      $ 1.70
                                                   =========
Exercisable at January 31, 1997                      650,000      $ 2.49
                                                   =========
Exercisable at January 31, 1998                      591,000      $ 2.73
                                                   =========

                       Options Outstanding                      Options Exercisable
-------------------------------------------------------     -----------------------------
                                   Weighted
                                    Average     Weighted
                    Number         Remaining     Average     Number          Weighted
   Range of       of Options      Contractual    Exercise   of Options       Average
Exercise Prices   Outstanding     Life (years)    Price     Exercisable    Exercise Price
-------------------------------------------------------     -----------------------------
$1.16-$1.99         254,590          3.6         $ 1.88       255,000         $ 1.88
 2.00- 3.99       1,101,110          8.6           3.37       301,000           3.13
 4.00- 7.00          82,500          7.2           5.20        35,000           5.42
                  ---------                                   -------
$1.16-$7.00       1,438,200          7.6         $ 3.21       591,000         $ 2.73
                  =========                                   =======

Note H -- 401k Savings Plan

The Company maintains a defined contribution, 401k Savings Plan (the Plan), covering all employees who have completed one year of service with at least 1,000 hours and who are at least 21 years of age. The Company makes employer matching contributions at its discretion. Company contributions amounted to $77,000, $81,000, and $79,000 for the fiscal years ended January 31, 1998, 1997, and 1996, respectively.


Note I -- Provision for Loss Due to Closure of SPA Collection Division

The Company critically evaluates the results and long-term potential of its current and test business concepts in order to determine which will generate the greatest return on its investments. As part of this process, in January 1997 the Company decided to close the unprofitable SPA Collection division.

During the fourth quarter of fiscal 1996, the Company incurred a one-time charge related to the closure of the SPA Collection division of $8,000,000 ($4,800,000 net of the tax benefit, or 56 cents loss per share). The one-time charge primarily related to the lease commitments and the net book value of fixed assets related to the SPA Collection division. The liability related to this one-time charge at January 31, 1998, and January 31, 1997, in the amount of $3,822,000 and $8,000,000, respectively, was included in accrued expenses.


Note J -- Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the resolution of these matters will not have an adverse material effect on the Company's financial condition.

--------------------------------------------------------------------------------
Sharper Image Corporation

Fiscal Years Ended January 31, 1998, 1997, and 1996


Note K -- Quarterly Financial Information (Unaudited)

Dollars in thousands except per share amounts                                            Three Months Ended
                                                                    ----------------------------------------------------------------
                                                                    April 30,          July 31,         October 31,      January 31,
Fiscal year ended January 31, 1998                                     1997              1997              1997              1998
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                                             $ 36,273          $ 43,340          $ 41,106          $ 96,096
Expenses
  Cost of products                                                     19,563            23,472            22,115            50,385
  Buying and occupancy                                                  5,707             5,783             5,946             6,468
  Advertising and promotion                                             3,546             4,715             4,036            10,498
  General, selling and administrative                                  11,021            11,739            11,429            18,885
Other income (expense)                                                    (45)             (118)             (198)             (158)
Earnings (loss) before income tax (benefit)                            (3,609)           (2,487)           (2,618)            9,702
Income tax (benefit)                                                   (1,443)             (995)           (1,047)            3,880
Net earnings (loss)                                                  $ (2,166)         $ (1,492)         $ (1,571)         $  5,822
Net earnings (loss) per share -- Basic                               $  (0.26)         $  (0.18)         $  (0.19)         $   0.70
                                 Diluted(2)                          $  (0.26)         $  (0.18)         $  (0.19)         $   0.67


                                                                                         Three Months Ended
                                                                    ----------------------------------------------------------------
                                                                    April 30,          July 31,         October 31,      January 31,
Fiscal year ended January 31, 1997                                     1996              1996              1996              1997
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                                             $ 36,501          $ 44,186          $ 39,368          $ 90,190
Expenses
  Cost of products                                                     19,245            22,872            20,282            46,400
  Buying and occupancy                                                  5,601             5,785             6,071             6,510
  Advertising and promotion                                             4,726             5,806             4,562            10,642
  General, selling and administrative                                  10,651            11,370            11,064            17,586
  Provision for loss due to closure of SPA
    Collection division(1)                                                --                --                --              8,000
Other income (expense)                                                     21              (106)             (184)              (44)
Earnings (loss) before income tax (benefit)                            (3,701)           (1,753)           (2,795)            1,008
Income tax (benefit)                                                   (1,480)             (701)           (1,118)              403
Net earnings (loss)                                                  $ (2,221)         $ (1,052)         $ (1,677)         $    605
Net earnings (loss) per share -- Basic                               $  (0.27)         $  (0.13)         $  (0.20)         $   0.07
                                 Diluted(2)                          $  (0.27)         $  (0.13)         $  (0.20)         $   0.07


1    See Note I for discussion on the closure of SPA Collection Division.

2    Diluted net earnings per share for the fiscal year and for quarters  with net earnings are computed  based on weighted  average common shares  outstanding  which include common stock  equivalents  (stock options).  Net loss per share for quarters with net losses is computed based solely on weighted average common shares outstanding. Therefore, the net earnings (loss) per share for each quarter do not sum up to the earnings per share for the full fiscal year.

Corporate Data
--------------------------------------------------------------------------------
Sharper Image Corporation


Board of Directors
--------------------------------------------------------------------------------

Richard Thalheimer                          Morton David*
Founder                                     Retired Chairman, President, and
Chairman of the Board                       Chief Executive Officer
Chief Executive Officer                     Franklin Electronic Publishers, Inc.
                                            *Joined January 1998.

Elyse Eng Thalheimer                        Gerald Napier
                                            Retired President of
                                            I. Magnin and Company
Alan Thalheimer
Retired Business Executive

Maurice Gregg
Retail Financial Consultant


Officers
--------------------------------------------------------------------------------

Richard Thalheimer                          Roger Bensinger
Founder                                     Vice President
Chairman of the Board                       Business Development
Chief Executive Officer

Barry Gilbert                               Greg Hickey
Vice Chairman                               Vice President
Chief Operating Officer                     Management Information Systems

Craig Womack                                Barry Jacobsen
President                                   Vice President
Chief Administrative Officer                Distribution

Davia Kimmey                                Woodrow Nelson
Senior Vice President                       Vice President
Marketing                                   Creative Services

Shannon King                                Judith Serlin
Senior Vice President                       Vice President
Merchandising                               Merchandising

Tracy Wan                                   Mary Tanner
Senior Vice President                       Vice President
Chief Financial Officer                     Human Resources
Corporate Secretary
                                            Charles Taylor
                                            Vice President
                                            Merchandising

                                            Robert Thompson
                                            Vice President
                                            Merchandising

                                            Joe Williams
                                            Vice President
                                            Loss Prevention


Corporate Information
--------------------------------------------------------------------------------

Corporate Headquarters
650 Davis Street
San Francisco, CA 94111
Telephone (415) 445-6000
FAX: (415) 445-1574

Transfer Agent and Registrar
Chase Mellon Shareholder Services LLC
85 Challenger Road
Overbeck Center
Ridgefield Park, NJ 07660

Corporate Counsel
Brobeck, Phleger & Harrison LLP
One Market
Spear Street Tower
San Francisco, CA 94105

Certified Public Accountants
Deloitte & Touche LLP
50 Fremont Street
San Francisco, CA 94105


SEC Form 10-K
A copy of the Company's annual report to the Securities and Exchange Commission of Form 10-K (exclusive of exhibits) is available without charge upon written request to:
            Investor Relations
            The Sharper Image
            650 Davis Street
            San Francisco, CA 94111

Annual Meeting
The Annual Meeting of Stockholders of Sharper Image Corporation will be held on Monday June 8, 1998, at 10 am at the World Trade Club, Ferry Building, San Francisco, California.


--------------------------------------------------------------------------------
Common Stock Market Prices and Dividend Policy

The common stock of Sharper Image Corporation is traded in the Nasdaq National Market under the symbol SHRP. The following table sets forth, for the periods indicated, the range of high and low prices reported for the common stock.

The Company has not paid cash dividends to holders of its common stock.

                            Fiscal Year 1997   Fiscal Year 1996
                              High       Low     High     Low

First Quarter                 4 3/4     3        6 1/4    3 5/8
Second Quarter                4         2 7/8    6 3/8    3 1/2
Third Quarter                 3 7/8     2 13/16  4 1/2    3 1/4
Fourth Quarter                4 3/8     2 7/8    4 1/8    3 1/8

Financial Highlights
------------------------------------------------------------------------------------------------------------------------------------
                                                                         Fiscal Year Ended January 31,
                                               -----------------------------------------------------------------------------------
Operating Results                                  1998              1997               1996              1995             1994
Revenues                                       $    216,815      $    210,245       $    204,184      $    188,535    $    147,441
Provision for loss on the closure of
  the SPA Collection division                          --              (8,000)              --                --              --
Earnings (loss) before income taxes                     988            (7,241)               739             6,139           2,939
Net earnings (loss)                                     593            (4,345)               444             3,683           1,763
Net earnings (loss) per share -- Basic(1)      $       0.07      $      (0.53)      $       0.05      $       0.44    $       0.21
                                 Diluted(1)    $       0.07      $      (0.53)      $       0.05      $       0.41    $       0.20

Balance Sheet Data
Working capital                                $     11,633(2)   $      9,429(2)    $     17,233      $     23,011    $     19,488
Total assets                                         78,662            78,804             70,456            64,036          55,095
Notes payable                                         3,299             4,245              3,355               838             987
Stockholders' equity                           $     29,156      $     28,449       $     32,758      $     32,792    $     29,868
Current ratio                                          1.27              1.22               1.56              1.85            1.94

Statistics
Number of stores at year end                             85                82(3)              78(3)             74              73
Comparable store sales                                  1.1%             (2.1)%              3.3%             17.8%           (4.1)%
Annualized net sales per square foot           $        465      $        458       $        473      $        468    $        385
Number of catalogs mailed                        44,544,000(4)     37,695,000(4)      32,780,000(4)     31,522,000      25,879,000
Number of catalog orders                            422,000           470,000            536,000           426,000         252,000
Average revenue per order:
  Stores                                       $        104      $         97       $        106      $        102    $         95
  Catalog                                      $        158(5)   $        134(5)    $        122      $        116    $        120
Returns on average stockholder's equity                 2.1%              N/A                1.4%             11.8%            6.1%
Book value per share                           $       3.51      $       3.44       $       3.97      $       3.96    $       3.61
Weighted average number of shares
  outstanding -- Basic(1)                         8,303,425         8,260,208          8,249,259         8,294,378       8,248,159
                 Diluted(1)                       8,537,032         8,260,208          8,682,078         8,899,289       8,683,929

Dollars are in thousands except Net earnings (loss) per share and Statistics.

1 Amounts have been restated to reflect the adoption of SFAS No. 128 in fiscal year ended January 31, 1998.

2 Includes  $3,822 and $8,000 of accrued  liabilities  at January  31, 1998 and 1997,  related to the closure of the SPA  Collection division.

3 Excludes six and four SPA Collection stores at January 31, 1997 and 1996, respectively.

4 Includes 6,283,000 and 2,900,000 of The Sharper Image Home Collection  catalogs mailed for January 31, 1998 and 1997. Excludes SPA
Collection catalogs mailed for January 31, 1997 and 1996.

5 Excludes The Sharper Image Home Collection which had average revenue per order of $678 and $577 for January 31, 1998 and 1997.

(a) Industry average statistics for "Specialty Stores -- Hard Goods" per National Retail Federation.

(b) Industry average statistic is not yet available.

Sales per Square Foot

         Industry Average(a)        Sharper Image

1993            $202                   $385

1994            $234                   $468

1995            $252                   $473

1996            $343                   $458

1997(b)                                $465


                Revenue Growth
            (in millions of dollars)

                                    Sharper Image

1993                                   $147.4

1994                                   $188.5

1995                                   $204.2

1996                                   $210.2

1997                                   $216.8


             Customer File Growth
                (in millions)

                                    Sharper Image

1993                                    4.4

1994                                    5.0

1995                                    5.5

1996                                    6.2

1997                                    6.6