Form 10-Q
period 1998-04-30
SHARPER IMAGE CORP
filed 1998-06-15
CIK 811696

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
     _____________


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

       Common Stock, $0.01 par value, 8,525,850 shares as of June 11, 1998

PART I
FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

SHARPER IMAGE CORPORATION
CONDENSED BALANCE SHEETS
                                                                           April 30,                            April 30,
                                                                             1998           January 31,           1997
Dollars in thousands, except per share amounts                            (Unaudited)          1998            (Unaudited)
                                                                          -----------     ---------------     ------------
ASSETS
Current Assets:
   Cash and equivalents                                                   $      483          $ 3,501           $  4,260
   Accounts receivable, net of allowance for doubtful
    accounts of $799, $508 and $512                                            6,872            8,189              4,499
   Merchandise inventories                                                    31,043           34,534             28,793
   Deferred catalog costs                                                      5,523            4,982              3,696
   Prepaid expenses and other                                                  5,274            3,429              6,103
                                                                            --------         --------           --------
Total Current Assets                                                          49,195           54,635             47,351
Property and equipment, net                                                   20,129           20,842             22,145
Deferred taxes and other assets                                                3,185            3,185              3,430
                                                                            --------         --------           --------
Total Assets                                                                $ 72,509         $ 78,662           $ 72,926
                                                                            ========         ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                                    $ 24,242         $ 35,271           $ 32,864
   Deferred revenue                                                            6,481            6,784              5,622
   Current portion of notes payable                                              952              947                931
                                                                            --------         --------           --------
Total Current Liabilities                                                     31,675           43,002             39,417
Revolving loan                                                                 7,616                -                  -
Notes payable                                                                  3,059            3,299              4,011
Other liabilities                                                              3,171            3,205              3,215
                                                                            --------         --------           --------
Total Liabilities                                                             45,521           49,506             46,643
                                                                            --------         --------           --------
Stockholders' Equity:
 Preferred stock, $0.01 par value:
  Authorized 3,000,000 shares: Issued and outstanding, none                        -                -                  -
 Common stock, $0.01 par value:
  Authorized 25,000,000 shares: Issued and outstanding,
  8,365,100, 8,356,280 and 8,266,940 shares                                       83               83                 83
 Additional paid-in capital                                                    9,726            9,704              9,590
 Retained earnings                                                            17,179           19,369             16,610
                                                                            --------         --------           --------
Total Stockholders' Equity                                                    26,988           29,156             26,283
                                                                            --------         --------           --------
Total Liabilities and Stockholders' Equity                                  $ 72,509         $ 78,662           $ 72,926
                                                                            ========         ========           ========


                                                 See notes to financial statements.

                                                                   2

SHARPER IMAGE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)


                                                                                 Three Months Ended
Dollars in thousands, except per share amounts                                        April 30,
                                                                             --------------------------
                                                                                  1998             1997
                                                                                  ----             ----
REVENUES:
   Sales                                                                     $  45,108        $  41,185
   Less: returns and allowances                                                  5,870            5,304
                                                                             ---------        ---------
  Net Sales                                                                     39,238           35,881
   Other revenue                                                                   513              392
                                                                             ---------        ---------
                                                                                39,751           36,273
                                                                             ---------        ---------
COST AND EXPENSES:
   Cost of products                                                             20,743           19,563
   Buying and occupancy                                                          6,337            5,707
   Advertising and promotion                                                     4,512            3,546
   General, selling, and administrative                                         11,646           11,021
                                                                             ---------        ---------
                                                                                43,238           39,837
                                                                             ---------        ---------

OPERATING LOSS                                                                  (3,487)          (3,564)

OTHER INCOME (EXPENSE):
   Interest expense - net                                                         (165)             (55)
   Other-net                                                                         2               10
                                                                             ---------        ---------
                                                                                  (163)             (45)
                                                                             ---------        ---------

Loss Before Income Tax Benefit                                                  (3,650)          (3,609)

Income Tax Benefit                                                              (1,460)          (1,443)
                                                                             ---------        ---------

Net Loss                                                                     $  (2,190)       $  (2,166)
                                                                             =========        ==========

Net Loss Per Share - basic and diluted                                      $   (0.26)       $   (0.26)
                                                                            ==========       ==========

Weighted Average Number of Shares - basic and diluted                        8,361,017        8,266,940
                                                                           ===========        =========


                                            See notes to financial statements.

                                                            3

SHARPER IMAGE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                                  Three Months Ended
                                                                                        April 30,
                                                                                ----------------------
Dollars in thousands                                                              1998            1997
                                                                                  ----            ----
Cash was Provided by (Used for) Operating Activities:
   Net loss                                                                 $   (2,190)       $ (2,166)
   Adjustments to reconcile net loss to net cash
   provided by (used for) operations:
     Depreciation and amortization                                               1,148           1,136
     Deferred rent expense                                                          18              49
     Deferred income taxes                                                      (1,460)         (1,443)
  Changes in:
     Merchandise inventories                                                     3,491          (1,428)
     Accounts receivable                                                         1,317           1,416
     Deferred catalog costs, prepaid expenses and other                           (926)           (146)
     Accounts payable and accrued expenses                                     (10,862)         (3,790)
     Deferred revenue and other liabilities                                       (354)            258
                                                                            ----------       ---------
Cash Used for Operating Activities                                             ( 9,818)         (6,114)
                                                                            ----------       ---------
Cash was Provided by (Used for) Investing Activities:
   Property and equipment expenditures                                            (603)           (269)
                                                                            ----------       ---------
Cash Used for Investing Activities                                                (603)           (269)
                                                                            ----------       ---------
Cash was Provided by (Used for) Financing Activities:
   Issuance of common stock for stock options                                       22               -
   Proceeds from revolving loan                                                 12,166               -
   Principal payments on notes payable and revolving loan                       (4,785)           (230)
                                                                            ----------       ---------
Cash Provided by (Used for) Financing Activities                                 7,403            (230)
                                                                            ----------       ---------
Net Decrease in Cash and Equivalents                                            (3,018)         (6,613)
                                                                            ----------       ---------
Cash and Equivalents at Beginning of Period                                      3,501          10,873
                                                                            ----------       ---------
Cash and Equivalents at End of Period                                       $      483       $   4,260
                                                                            ==========       =========
Supplemental Disclosure of Cash Paid for:
   Interest                                                                 $      162       $     135
   Income Taxes                                                             $        0       $     383


                                          See notes to financial statements.

                            SHARPER IMAGE CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


                Three-month periods ended April 30, 1998 and 1997

                                   (Unaudited)
NOTE A- Financial Statements

The condensed balance sheets at April 30, 1998 and 1997, and the related condensed statements of operations and cash flows for the three-month periods ended April 30, 1998 and 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 1998 and 1997, and for all periods presented, have been made. The Company's business is seasonal in nature and the results of operations for the interim periods presented are not necessarily indicative of the results for the full fiscal year.

The balance sheet at January 31, 1998, presented herein, has been derived from the audited balance sheet of the Company.

Certain information and footnote disclosures normally included in the footnotes to the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted from these interim financial statements. Accordingly, these interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report.

NOTE B- Revolving Loan and Notes Payable

The Company has a revolving secured credit facility with The CIT Group/Business Credit, Inc. (CIT) which expires September 2003. The credit facility has been amended on several occasions and, as of April 30, 1998, the agreement allows the Company borrowings and letters of credit up to a maximum of $28 million for the period from October 1, 1998 through December 31, 1998, and $20 million for other times of the year based on inventory levels. The credit facility is secured by the Company's inventory, accounts receivable, general intangibles and certain other assets. Borrowings under this facility bear interest at either prime plus 0.50% per annum or at LIBOR plus 2.50% per annum. The credit facility contains certain financial covenants pertaining to interest coverage ratio and net worth and contains limitations on operating leases, other borrowings, dividend payments and stock repurchases. For the period ended April 30, 1998, the Company was in compliance with all covenants. At April 30, 1998, the Company had $7.6 million outstanding on its revolving credit facility. Letter of credit commitments outstanding under the credit facility were $1.7 million.

In addition, the credit facility provides for term loans for capital expenditures (Term Loans) up to an aggregate of $4.5 million. Amounts borrowed under the Term Loans bear interest at a variable rate of either prime plus 0.75% per annum or at LIBOR plus 2.75% per annum. Each Term Loan is to be repaid in 36 equal monthly principal installments. Notes payable included a Term loan which bears interest at a variable rate of prime plus 0.75%, provides for monthly principal payments of $55,555 plus the related interest payment, and matures in October 1999. At April 30, 1998, the balance of the Term Loan was $1 million.

Notes payable also included two mortgage loans collateralized by certain property and equipment. In connection with the expansion of the Company's distribution center in 1995, the Company refinanced the mortgage loan. This $3 million note bears interest at a fixed rate of 8.40%, provides for monthly payments of principal and interest in the amount of $29,367, and matures in January 2011. The other note bears interest at a variable rate equal to the rate on 30-day commercial paper plus 3.82%, provides for monthly payments of principal and interest in the amount of $14,320, and matures in January 2000.

NOTE C- Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the resolution of these matters will not have a material effect on the Company's financial position or results of operations.

NOTE D- Reclassifications

Certain reclassifications have been made to prior periods' financial statements in order to conform with current period classifications.

                      INDEPENDENT ACCOUNTANTS REVIEW REPORT

The condensed balance sheets of the Company as of April 30, 1998 and 1997, and the related condensed statements of operations and cash flows for the three month periods then ended have been reviewed by the Company's independent accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements is presented herein.

INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors
Shaper Image Corporation
San Francisco, California


We have reviewed the accompanying condensed balance sheets of Sharper Image Corporation as of April 30, 1998 and 1997, and the related condensed statements of operations and cash flows for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Sharper Image Corporation as of January 31, 1998, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 25, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of January 31, 1998 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

May 20, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION




RESULTS OF OPERATIONS

The following table is derived from the Company's Statements of Operations and shows the results of operations for the periods indicated as a percentage of total revenues.

                                                  Percentage of Total Revenues
                                                  ----------------------------
                                                       Three Months Ended
                                                            April 30,
                                                            ---------
                                                1998                     1997
                                              -------                  -------
Revenues:
     Net store sales                             66.7%                    70.7%
     Net catalog sales                           32.0                     28.2
     Other revenue                                1.3                      1.1
                                              -------                  -------
Total Revenues                                  100.0%                   100.0%

Costs and Expenses:
     Cost of products                            52.2                     53.9
     Buying and occupancy                        15.9                     15.7
     Advertising and promotion                   11.4                      9.8
     General, selling
      and administrative                         29.3                     30.4

Other Expense                                     0.4                      0.1
                                              -------                  -------
Loss Before Income Tax Benefit                   (9.2)                    (9.9)
Income Tax Benefit                                3.7                      3.9
                                              -------                  -------
Net Loss                                         (5.5)%                   (6.0)%
                                              =======                  =======

Revenues
Net sales for the three-month period ended April 30, 1998, increased $3,357,000, or 9.4%, from the comparable period of the prior year. Returns and allowances for the three-month period ended April 30, 1998, were 13.0% of sales, as compared with 12.9% of sales for the comparable prior year period. For the three-month period ended April 30, 1998, as compared with the same period last year, net store sales increased $864,000, or 3.4%, comparable store sales were even with last year and net catalog sales increased $2,493,000 or 24.3%.

The increase in net store sales for the three-month period ended April 30, 1998 as compared with the same prior year period reflects a 8.8% increase in average revenue per transaction, partially offset by a 4.9% decrease in total store transactions. The increase in net catalog sales for the three-month period ended April 30, 1998 reflects an increase of 31.1% in total catalog orders, partially offset by a 3.4% decrease in average revenue per order, compared to the same prior year period. The increase in net catalog sales is due to increases in sales for both The Sharper Image and The Sharper Image Home Collection catalogs, reflecting increased circulation and improved productivity. The increase in The Sharper Image catalog sales also reflects the emphasis and the increase in sales of the Company's Sharper Image Design proprietary products. The increase in net store sales for the three-month period ended April 30, 1998 is attributable to the new stores opened during the last nine months of the prior fiscal year.

Cost of Products
Cost of products for the three-month period ended April 30, 1998 increased $1,180,000, or 6.0%, from the comparable prior year period. The increase was due to higher sales volume compared to the same period last year. The gross margin rate for the three-month period was 47.1%, which was 1.6 percentage points better than the 45.5% for the same period last year. The higher gross margin rate reflected an increase in sales of the Sharper Image Design proprietary products, which generally carry higher margins.

Buying and Occupancy
Buying and occupancy costs increased $630,000 due primarily to increased store occupancy expenses. Store occupancy expense for the three-month period ended April 30, 1998 increased $531,000 or 9.8%, from the comparable prior year period. The increase primarily reflects the occupancy costs associated with the six new stores opened during the last nine months of the prior fiscal year, which was partially offset by the elimination of the occupancy costs of the two Sharper Image stores closed during the three-month period ended April 30, 1998.

Advertising and Promotion Expenses
Advertising and promotion expenses for the three-month period ended April 30, 1998 increased $966,000, or 27.2%, from the comparable prior year period. The increase in advertising and promotion expenses for the three-month period ended April 30, 1998 reflects primarily a 10.0% increase in pages circulated for The Sharper catalog and an increase in circulation of the Sharper Image Home Collection catalog from the same period in the prior year.

General, Selling and Administrative Expenses
General, selling and administrative expenses (GS&A) for the three-month period ended April 30, 1998 increased $625,000 or 5.7%, from the comparable prior year period. The increase was primarily due to the increases in overall selling expenses related to the increase in net sales and certain additional administrative support costs.

Liquidity and Capital Resources
The Company met its short-term liquidity needs and its capital requirements in the three-month period ended April 30, 1998 with available cash, trade credit, and borrowings under the credit facility. During the three-month period ended April 30, 1998, the Company's cash decreased by $3,018,000 to $483,000 primarily due to the funding of working capital for the period.

The Company has a revolving secured credit facility with The CIT Group/Business Credit, Inc. (CIT) which expires September 2003. The credit facility has been amended on several occasions and, as of April 30, 1998, the agreement allows the Company borrowings and letters of credit up to a maximum of $28 million for the period from October 1, 1998 through December 31, 1998, and $20 million for other times of the year based on inventory levels. The credit facility is secured by the Company's inventory, accounts receivable, general intangibles and certain other assets. Borrowings under this facility bear interest at either prime plus 0.50% per annum or at LIBOR plus 2.50% per annum. The credit facility contains certain financial covenants pertaining to interest coverage ratio and net worth and contains limitations on operating leases, other borrowings, dividend payments and stock repurchases. For the period ended April 30, 1998, the Company was in compliance with all covenants. At April 30, 1998, the Company had $7.6 million outstanding on its revolving credit facility. Letter of credit commitments outstanding under the credit facility were $1.7 million.

In addition, the credit facility provides for term loans for capital expenditures (Term Loans) up to an aggregate of $4.5 million. Amounts borrowed under the Term Loans bear interest at a variable rate of either prime plus 0.75% per annum or at LIBOR plus 2.75% per annum. Each Term Loan is to be repaid in 36 equal monthly principal installments. Notes payable included a Term Loan which bears interest at a variable rate of prime plus 0.75%, provides for monthly principal payments of $55,555 plus the related interest payment, and matures in October 1999. At April 30, 1998, the balance of the Term Loan was $1 million.

Notes payable also included two mortgage loans collateralized by certain property and equipment. In connection with the expansion of the Company's distribution center in 1995, the Company refinanced the mortgage loan. This $3 million note bears interest at a fixed rate of 8.40%, provides for monthly payments of principal and interest in the amount of $29,367, and matures in January 2011. The other note bears interest at a variable rate equal to the rate on 30-day commercial paper plus 3.82%, provides for monthly payments of principal and interest in the amount of $14,320, and matures in January 2000.

The Company's merchandise inventories at April 30, 1998 were approximately 7.8% higher than that of April 30, 1997. Management believes that the increased inventory levels during the three-month period ended April 30, 1998 had a positive impact on the improved sales.

During the three-month period ended April 30, 1998, the Company closed two stores located in Escondido, California and Gurnee Mills, Illinois. The Company is currently evaluating its plan to open four to eight new Sharper Image stores during fiscal 1998. Total capital expenditures estimated for the new and existing stores, including the remodel of a number of existing stores, corporate headquarters, and the distribution center for fiscal 1998 are between $6 million to $8 million.

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

The Company expects that the principal costs will be those associated with the remediation and testing of its computer applications. This effort was begun in 1996 and is following a process of inventory, scoping and analysis, modification, testing and implementation. These efforts will be met primarily from existing resources through reprioritization of technology development initiatives. The Company expects to complete the majority of its efforts in this area during 1998 with final completion in mid-1999. The estimated cost for this project is between $500,000 and $1,000,000 and is being funded through operating cash flows. The cost of the project and the expected completion dates are based on management's best estimates.


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

10.4 Cash or Deferred Profit Sharing Plan Amendment No. 3. (Incorporated by reference to Exhibit 10.15 to Form 10-K for fiscal year ended January 31, 1988).

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

10.17 Amendment to the Financing Agreement dated May 15, 1996 between the Company and The CIT Group/Business Credit Inc. (Incorporated by reference to Exhibit 10.19 to the Form 1Q for the quarter ended April 30, 1996).

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

10.23 Amendmentto the Financing Agreement dated March 24, 1997 between the Company and The CIT Group/Business Credit Inc. (Incorporated by reference to Exhibit 10.23 to the Form 10-K for the fiscal year ended January 31, 1997.)

10.24 Warrant to Purchase Common Stock Agreement dated April 6, 1998 between the Company and the CIT Group/Business Credit Inc. (Incorporated by reference to Exhibit 10.24 to the Form 10-K for the fiscal year ended January 31, 1998.)

10.25 Amendmentto the Financing Agreement dated April 6, 1998 between the Company and The CIT Group/Business Credit Inc. (Incorporated by reference to Exhibit 10.25 to the Form 10-K for the fiscal year ended January 31, 1998.)

11.1     Statement Re: Computation of Earnings per Share.

15.0     Letter Re: Unaudited Interim Financial Information.

27.0     Financial Data Schedule.


(b)      Reports on Form 8-K

         The Company has not filed any reports on Form 8-K for the three months ended April 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              SHARPER IMAGE CORPORATION



Date:     June 12, 1998                       by: /s/  Barry Gilbert
          -------------                           ----------------------------
                                                       Barry Gilbert
                                                       Vice Chairman
                                                       Chief Operating Officer



                                              by: /s/  Tracy Y. Wan
                                                  ----------------------------
                                                      Tracy Y. Wan
                                                      Senior Vice President
                                                      Chief Financial Officer