Form 10-Q
period 1998-07-31
SHARPER IMAGE CORP
filed 1998-09-14
CIK 811696

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 1998 or

[ ]   Transition  report  pursuant  to Section 13 or 15(d) of the  Securities
      Exchange Act of 1934 for the transition period from            to
                                                          -----------  ---------

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes [X]  No [ ]



Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

    Common Stock, $0.01 par value, 8,529,750 shares as of September 11, 1998

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHARPER IMAGE CORPORATION
CONDENSED BALANCE SHEETS

                                                             July 31,     January 31,     July 31,
                                                               1998         1998           1997
Dollars in thousands, except per share amounts              (Unaudited)   (Note A)      (Unaudited)
                                                            -----------   --------      -----------
ASSETS
Current Assets:
   Cash and equivalents                                      $   593       $ 3,501       $   647
   Accounts receivable, net of allowance for doubtful
    accounts of $644, $508 and $516                            5,171         8,189         4,770
   Merchandise inventories                                    25,243        34,534        26,939
   Deferred catalog costs                                      4,837         4,982         3,028
   Prepaid expenses and other                                  5,777         3,429         7,480
                                                             -------       -------       -------
Total Current Assets                                          41,621        54,635        42,864
Property and equipment, net                                   20,078        20,842        20,263
Deferred taxes and other assets                                3,381         3,185         3,626
                                                             -------       -------       -------
Total Assets                                                 $65,080       $78,662       $66,753
                                                             =======       =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                     $23,851       $35,271       $28,076
   Deferred revenue                                            6,220         6,784         5,954
   Current portion of notes payable                              958           947           937
                                                             -------       -------       -------
Total Current Liabilities                                     31,029        43,002        34,967
Revolving loan                                                 1,975            --            --
Notes payable                                                  2,818         3,299         3,775
Other liabilities                                              3,134         3,205         3,248
                                                             -------       -------       -------
Total Liabilities                                             38,956        49,506        41,990
                                                             -------       -------       -------

Stockholders' Equity:
 Preferred stock, $0.01 par value:
  Authorized 3,000,000 shares: Issued and outstanding, none       --            --            --
 Common stock, $0.01 par value:
  Authorized 25,000,000 shares: Issued and outstanding,
  8,529,750, 8,356,280 and 8,285,040 shares                       85            83            83
 Additional paid-in capital                                   10,043         9,704         9,624
 Retained earnings                                            15,996        19,369        15,056
                                                             -------       -------       -------
Total Stockholders' Equity                                    26,124        29,156        24,763
                                                             -------       -------       -------
Total Liabilities and Stockholders' Equity                   $65,080       $78,662       $66,753
                                                             =======       =======       =======

                       See notes to financial statements.

SHARPER IMAGE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                                                Three Months Ended                  Six Months Ended
Dollars in thousands, except per share amounts      July 31,                           July 31,
                                                    --------                           --------
                                                1998             1997              1998              1997
                                                ----             ----              ----              ----
REVENUES:
   Sales                                    $    55,367      $    48,797      $   100,476      $    89,983
   Less: returns and allowances                   6,155            5,818           12,025           11,122
                                            -----------      -----------      -----------      -----------
  Net Sales                                      49,212           42,979           88,451           78,861
   Other revenue                                    320              361              832              752
                                            -----------      -----------      -----------      -----------
                                                 49,532           43,340           89,283           79,613
                                            -----------      -----------      -----------      -----------
COST AND EXPENSES:
   Cost of products                              25,780           23,472           46,522           43,035
   Buying and occupancy                           6,261            5,783           12,599           11,490
   Advertising and promotion                      6,904            4,715           11,416            8,261
   General, selling, and administrative          12,383           11,739           24,030           22,760
                                            -----------      -----------      -----------      -----------
                                                 51,328           45,709           94,567           85,546
                                            -----------      -----------      -----------      -----------

OPERATING LOSS                                   (1,796)          (2,369)          (5,284)          (5,933)

OTHER INCOME (EXPENSE):
   Interest expense - net                          (181)            (128)            (347)            (183)
   Other - net                                        5               10                9               19
                                            -----------      -----------      -----------      -----------
                                                   (176)            (118)            (338)            (164)
                                            -----------      -----------      -----------      -----------

Loss Before Income Tax Benefit                   (1,972)          (2,487)          (5,622)          (6,097)

Income Tax Benefit                                 (789)            (995)          (2,249)          (2,439)
                                            -----------      -----------      -----------      -----------

Net Loss                                    $    (1,183)     $    (1,492)     $    (3,373)     $    (3,658)
                                            ===========      ===========      ===========      ===========

Net Loss Per Share - basic and diluted      $     (0.14)     $     (0.18)     $     (0.40)     $     (0.44)
                                            ===========      ===========      ===========      ===========

Weighted Average Number of Shares -
                 basic and diluted            8,525,826        8,273,103        8,444,787        8,270,073

                       See notes to financial statements.

SHARPER IMAGE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)                                                  Six Months Ended
                                                                 July 31,
Dollars in thousands                                        1998         1997
                                                            ----         ----

Cash was Provided by (Used for) Operating Activities:
   Net loss                                               $ (3,373)    $ (3,658)
   Adjustments to reconcile net loss to net cash
   used for operations:
     Depreciation and amortization                           2,329        3,408
     Deferred rent expense                                      39           95
     Deferred income taxes                                  (2,249)      (2,439)
  Changes in:
     Merchandise inventories                                 9,291          426
 Accounts receivable                                         3,018        1,145
     Deferred catalog costs, prepaid expenses and other       (150)         (57)
     Accounts payable and accrued expenses                 (11,396)      (8,576)
     Deferred revenue and other liabilities                   (674)         577
                                                          --------     --------
Cash Used for Operating Activities                          (3,165)      (9,079)
                                                          --------     --------
Cash was Provided by (Used for) Investing Activities:
   Property and equipment expenditures                      (1,748)        (716)
   Disposal of equipment                                       159           57
Cash Used for Investing Activities                          (1,589)        (659)
                                                          --------     --------
Cash was Provided by (Used for) Financing Activities:
   Proceeds from revolving loan                             21,152        1,100
Payments on revolving loan                                 (19,177)      (1,100)
   Issuance of common stock for stock options                  341           34
   Repurchase of common stock                                    0          (62)
   Principal payments on notes payable                        (470)        (460)
                                                          --------     --------
Cash Provided by (Used for) Financing Activities             1,846         (488)
                                                          --------     --------

Net Decrease in Cash and Equivalents                        (2,908)     (10,226)
                                                          --------     --------
Cash and Equivalents at Beginning of Period                  3,501       10,873
                                                          --------     --------

Cash and Equivalents at End of Period                     $    593     $    647
                                                          ========     ========

Supplemental Disclosure of Cash Paid for:
   Interest                                               $    351     $    268
   Income Taxes                                           $      0     $    383

                       See notes to financial statements.

                            SHARPER IMAGE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

         Three-month and six-month periods ended July 31, 1998 and 1997

                                   (Unaudited)
NOTE A- Financial Statements

The condensed balance sheets at July 31, 1998 and 1997, and the related condensed statements of operations and cash flows for the three-month and six-month periods ended July 31, 1998 and 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 31, 1998 and 1997, and for all periods presented, have been made. The Company's business is seasonal in nature and the results of operations for the interim periods presented are not necessarily indicative of the results for the full fiscal year.

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

NOTE B- Revolving Loan and Notes Payable

The Company has a revolving secured credit facility with The CIT Group/Business Credit, Inc. (CIT) which expires September 2003. The credit facility has been amended on several occasions and, as of July 31, 1998, the agreement allows the Company borrowings and letters of credit up to a maximum of $28 million for the period from October 1, 1998 through December 31, 1998, and $20 million for other times of the year based on inventory levels. The credit facility is secured by the Company's inventory, accounts receivable, general intangibles and certain other assets. Borrowings under this facility bear interest at either prime plus 0.50% per annum or at LIBOR plus 2.50% per annum. The credit facility contains certain financial covenants pertaining to interest coverage ratio and net worth and contains limitations on operating leases, other borrowings, dividend payments and stock repurchases. For the period ended July 31, 1998, the Company was in compliance with all covenants. At July 31, 1998, the Company had $2.0 million outstanding on its revolving credit facility. Letter of credit commitments outstanding under the credit facility were $3.7 million. Based on financial performance, effective September 1, 1998, interest on borrowings under the credit facility will be lowered to either prime plus 0.25% per annum or LIBOR plus 2.25% per annum. Future interest rates may stay at this lower level if certain financial performance criteria are met.

In addition, the credit facility provides for term loans for capital expenditures (Term Loans) up to an aggregate of $4.5 million. Amounts borrowed under the Term Loans bear interest at a variable rate of either prime plus 0.75% per annum or at LIBOR plus 2.75% per annum. Each Term Loan is to be repaid in 36 equal monthly principal installments. Notes payable included a Term loan which bears interest at a variable rate of prime plus 0.75%, provides for monthly principal payments of $55,555 plus the related interest payment, and matures in October 1999. At July 31, 1998, the balance of the Term Loan was $0.8 million. Based on financial performance, effective September 1, 1998, interest on borrowings under the credit facility will be lowered to either prime plus 0.50% per annum or LIBOR plus 2.50% per annum. Future interest rates may stay at this lower level if certain financial performance criteria are met.

Notes payable also included two mortgage loans collateralized by certain property and equipment. In connection with the expansion of the Company's distribution center in 1995, the Company refinanced the mortgage loan. This $3.0 million note bears interest at a fixed rate of 8.40%, provides for monthly payments of principal and interest in the amount of $29,367, and matures in January 2011. The other note bears interest at a variable rate equal to the rate on 30-day commercial paper plus 3.82%, provides for monthly payments of principal and interest in the amount of $14,320, and matures in January 2000. The respective balance of each note payable at July 31, 1998 is $2.7 million and $0.2 million.

NOTE C - Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the resolution of these matters will not have a material effect on the Company's financial position or results of operations.

NOTE D - New Accounting Standards

In April 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-Up Activities, which requires costs of start-up activities and organization costs to be expensed as incurred. The SOP requires entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. The SOP will be effective for fiscal years beginning after December 15, 1998. The Company's adoption of the new accounting standard will involve the recognition of the cumulative effect of the change in accounting principle required by the SOP as a one-time charge against earnings, net of any related income tax effect, retroactive to the beginning of the fiscal year of adoption. The Company is in the process of assessing the effect, if any, of this statement.

NOTE E - Reclassifications

Certain reclassifications have been made to prior periods' financial statements in order to conform with current period classifications.

                      INDEPENDENT ACCOUNTANTS REVIEW REPORT

The condensed balance sheets of the Company as of July 31, 1998 and 1997 and the related condensed statements of operations for the three-month and six-month periods then ended and cash flows for the six-month periods then ended have been reviewed by the Company's independent accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements is presented herein.

INDEPENDENT ACCOUNTANT'S REPORT


Board of Directors
Sharper Image Corporation
San Francisco, California

We have reviewed the accompanying condensed balance sheets of Sharper Image Corporation as of July 31, 1998 and 1997, and the related condensed statements of operations for the three-month and six-month periods then ended and cash flows for the six-month periods then ended. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Sharper Image Corporation as of January 31, 1998, and the related statement of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 25, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of January 31, 1998 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.




September 11, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

The following table is derived from the Company's Statements of Operations and shows the results of operations for the periods indicated as a percentage of total revenues.

                                           Percentage of Total Revenues
                                           ----------------------------
                                     Three Months Ended     Six Months Ended
                                          July 31,              July 31,
                                          --------              ---------
                                      1998       1997       1998       1997
                                      ----       ----       ----       ----
Revenues:
     Net store sales                  68.8%      71.7%      67.9%      71.3%
     Net catalog sales                29.7       26.2       30.4       26.6
     Net wholesale sales               0.9        1.3        0.8        1.2
Other revenue                          0.6        0.8        0.9        0.9
                                     -----      -----      -----      -----
Total Revenues                       100.0%     100.0%     100.0%     100.0%

Costs and Expenses:
     Cost of products                 52.1       54.2       52.1       54.1
     Buying and occupancy             12.6       13.3       14.1       14.4
     Advertising and promotion        13.9       10.8       12.8       10.4
     General, selling
      and administrative              25.0       27.1       26.9       28.6

Other Expense                          0.4        0.3        0.4        0.2
                                     -----      -----      -----      -----

Loss Before Income Tax Benefit        (4.0)      (5.7)      (6.3)      (7.7)

Income Tax Benefit                    (1.6)      (2.3)      (2.5)      (3.1)
                                     -----      -----      -----      -----

Net Loss                              (2.4)%     (3.4)%     (3.8)%     (4.6)%
                                     =====      =====      =====      =====

REVENUES
Net sales for the three-month and six-month periods ended July 31, 1998, increased $6,233,000, or 14.5%, and $9,590,000, or 12.2%, from the comparable periods of the prior year. Returns and allowances for the three-month and six-month periods ended July 31, 1998, were 11.1% and 12.0% of sales, as compared with 11.9% and 12.4% of sales for the comparable prior year periods. For the three-month and six-month periods ended July 31, 1998, as compared with the same periods last year, net store sales increased $2,981,000, or 9.6%, and $3,845,000, or 6.8%, comparable store sales increased by 7.2% and 4.3%, and net catalog sales increased $3,349,000 or 29.5%, and $5,970,000 or 28.2%. The increase in net store sales for the three-month period ended July 31, 1998 as compared with the same prior year period reflects an 11.8% increase in total store transactions, which was partially offset by a 2.2% decrease in average revenue per transaction. Total store transactions increased 3.9% for the six-months ended July 31, 1998, with a 2.7% increase in average revenue per transaction, compared with the same prior year period. The increase in net store sales for the three-month and six-month periods ended July 31, 1998 is also attributable to the opening of five new stores since July 31, 1997, partially offset by three stores that closed during that same period. The increase in net catalog sales for the three-month and six-month periods ended July 31, 1998 reflects an increase of 55.9% and 45.0% in total catalog orders, partially offset by a 16.9% and 11.6% decrease in average revenue per order, compared to the same prior year periods. The increase in net catalog sales is due to increases in sales for both The Sharper Image and The Sharper Image Home Collection catalogs, reflecting increased circulation and improved productivity. In addition, the increase in net catalog sales reflects an increase in sales from the Company's Internet site, sharperimage.com. The increase in The Sharper Image store and catalog sales also reflects the emphasis and the increase in sales of the Company's Sharper Image Design proprietary products.

COST OF PRODUCTS
Cost of products for the three-month and six-month periods ended July 31, 1998 increased $2,308,000, or 9.8%, and $3,487,000, or 8.1%, from the comparable prior year periods. The increase in cost of products is due to the higher sales volume compared to the same periods last year. The gross margin rate for the three-month period ended July 31, 1998 was 47.6% which was 2.2 percentage points better than the comparable prior period. The gross margin rate for the six-month period ended July 31, 1998 was 47.4% which was 2.0 percentage points better than the comparable prior period. The higher gross margin rates reflect an increase in sales of the Sharper Image Design proprietary products, which generally carry higher margins.

BUYING AND OCCUPANCY
Buying and occupancy costs for the three-month and six-month periods ended July 31, 1998 increased $478,000, or 8.3%, and $1,109,000, or 9.7% from the comparable prior year periods. The increase primarily reflects the occupancy costs associated with the five new stores opened since July 31, 1997, which was partially offset by the elimination of the occupancy costs of the three Sharper Image stores closed during that same period.

ADVERTISING AND PROMOTION EXPENSES
Advertising and promotion expenses for the three-month and six-month periods ended July 31, 1998 increased $2,189,000, or 46.4%, and $3,155,000, or 38.2%
from the comparable prior year periods. The increase in advertising and promotion expenses for the three-month period ended July 31, 1998 reflects a 21.2% increase in pages circulated, including an 8.0% increase in circulation, for The Sharper Image catalog, an increase in catalog paper prices as compared with the prior year, and higher other advertising costs. The increase in advertising and promotion expenses for the six-month period ended July 31, 1998 reflects a 16.3% increase in pages circulated, including a 6.7% increase in circulation, for The Sharper Image catalog, increased circulation of the Sharper Image Home Collection catalog, an increase in catalog paper prices as compared with the prior year, and higher other advertising costs associated with the introduction of new products.

GENERAL, SELLING AND ADMINISTRATIVE EXPENSES
General, selling and administrative expenses for the three-month and six-month periods ended July 31, 1998 increased $644,000, or 5.5%, and $1,270,000, or 5.6%
from the comparable prior year periods. The increase was primarily due to increases in overall selling expenses related to the increase in net sales.

LIQUIDITY AND CAPITAL RESOURCES
The Company met its short-term liquidity needs and its capital requirements in the six-month period ended July 31, 1998 with available cash, trade credit, and borrowings under the credit facility. During the six-month period ended July 31, 1998, the Company's cash decreased by $2,908,000 to $593,000 primarily due to the funding of working capital during the period.

The Company has a revolving secured credit facility with The CIT Group/Business Credit, Inc. (CIT) which expires September 2003. The credit facility has been amended on several occasions and, as of July 31, 1998, the agreement allows the Company borrowings and letters of credit up to a maximum of $28 million for the period from October 1, 1998 through December 31, 1998, and $20 million for other times of the year based on inventory levels. The credit facility is secured by the Company's inventory, accounts receivable, general intangibles and certain other assets. Borrowings under this facility bear interest at either prime plus 0.50% per annum or at LIBOR plus 2.50% per annum. The credit facility contains certain financial covenants pertaining to interest coverage ratio and net worth and contains limitations on operating leases, other borrowings, dividend payments and stock repurchases. For the period ended July 31, 1998, the Company was in compliance with all covenants. At July 31, 1998, the Company had $2.0 million outstanding on its revolving credit facility. Letter of credit commitments outstanding under the credit facility were $3.7 million. Based on financial performance, effective September 1, 1998, interest on borrowings under the credit facility will be lowered to either prime plus 0.25% per annum or LIBOR plus 2.25% per annum. Future interest rates may stay at this lower level if certain financial performance criteria are met.

In addition, the credit facility provides for term loans for capital expenditures (Term Loans) up to an aggregate of $4.5 million. Amounts borrowed under the Term Loans bear interest at a variable rate of either prime plus 0.75% per annum or at LIBOR plus 2.75% per annum. Each Term Loan is to be repaid in 36 equal monthly principal installments. Notes payable included a Term Loan which bears interest at a variable rate of prime plus 0.75%, provides for monthly principal payments of $55,555 plus the related interest payment, and matures in October 1999. At July 31, 1998, the balance of the Term Loan was $0.8 million. Based on financial performance, effective September 1, 1998, interest on borrowings under the credit facility will be lowered to either prime plus 0.50% per annum or LIBOR plus 2.50% per annum. Future interest rates may stay at this lower level if certain financial performance criteria are met.

Notes payable also included two mortgage loans collateralized by certain property and equipment. In connection with the expansion of the Company's distribution center in 1995, the Company refinanced the mortgage loan. This $3.0 million note bears interest at a fixed rate of 8.40%, provides for monthly payments of principal and interest in the amount of $29,367, and matures in January 2011. The other note bears interest at a variable rate equal to the rate on 30-day commercial paper plus 3.82%, provides for monthly payments of principal and interest in the amount of $14,320, and matures in January 2000. The respective balance of each note payable at July 31, 1998 is $2.7 million and $0.2 million. During the six-month period ended July 31, 1998, the Company closed two stores located in Escondido, California and Gurnee Mills, Illinois. The Company is currently evaluating its plan to open four to eight new Sharper Image stores during fiscal 1998. Total capital expenditures estimated for the new and existing stores, including the remodel of a number of existing stores, corporate headquarters, and the distribution center for fiscal 1998 are between $6 million to $8 million.

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

YEAR 2000 MATTERS

The Company recognizes that the arrival of the year 2000 poses a unique worldwide challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000. The year 2000 issue could result, at the Company and elsewhere, in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or to engage in other normal business activities. The company has assessed its computer and business processes and is reprogramming its computer applications to provide for their continued functionality. An assessment of the readiness of the external entities with which it interfaces is ongoing.

In 1996, the Company developed a detailed year 2000 Conversion Project Plan ("Plan") to address the methods to correct possible disruptions of operations due to the year 2000 issue. The Plan took into consideration the following items: (i) identification and inventorying of hardware, application software, and equipment utilizing programmable logic chips to control aspects of their operation, with potential year 2000 problems; (ii) assessment of scope of year 2000 issues for, and assigning priorities to, each item based on its importance to the Company's operations; (iii) remediation of year 2000 issues in accordance with assigned priorities, by correction, upgrade, replacement or retirement;
(iv) testing for and validation of year 2000 compliance; (v) determination of key vendor and customers and their year 2000 compliance. Because the Company uses a variety of information technology systems, internally-developed and third-party provided software and embedded chip equipment, depending upon business function and location, various aspects of the Company's year 2000 efforts are in different phases and are proceeding in parallel. At this time, the difficult and time consuming task of identifying and inventorying hardware and application software with year 2000 issues and developing specific strategies for compliance has been completed. The assessment process of internal operating systems is complete, with critical applications being determined, planned for, and outlined. The Company's main operating system and hardware have been upgraded for year 2000 compliance, with all critical application conversion work having begun. This critical conversion work is scheduled to be tested and installed by January 1999. Non-critical system conversions have been identified and scheduled for completion in June 1999. This conversion process encompasses all areas of operations of the Company, from verification of the year 2000 compliance of the software accounting packages, to email systems, to telephone systems. Based upon a detailed review and update of the Plan performed in June 1998, conversion of all critical and non-critical Company programs are expected to be completed with full implementation by June 1999.

The Company's operations are also dependent on the year 2000 readiness of third parties who do business with the Company. In particular, the Company's information technology systems interact with commercial electronic transaction processing systems to handle customer credit card purchases and other point of sale transactions, and the Company is dependent on third-party suppliers of such infrastructure elements as telephone services, electric power, water, and banking facilities. The Company does not depend to any significant degree on any single merchandise vendor or upon electronic transaction processing with individual vendors for merchandise purchases. The Plan includes identifying and initiating formal communications with key third parties and suppliers and with significant merchandise vendors to determine the extent to which the Company will be vulnerable to such parties' failure to resolve their own year 2000 issues. Although the Company has not been put on notice that any known third party problem will not be resolved, the Company has limited information and no assurance of additional information concerning the year 2000 readiness of third parties. The resulting risks to the Company's business are very difficult to assess.

The estimated cost for this project is between $500,000 and $1,000,000, and is being funded through operating cash flows. Operating costs related to year 2000 compliance projects will be incurred over several quarters and will be expensed as incurred.

Based upon the planning and conversions completed to date, the Company believes that, with modifications to existing software, conversions to new software, and appropriate remediation of embedded chip equipment, the year 2000 issue is not reasonably likely to pose significant operational problems for the Company's information technology systems and embedded chip equipment as so modified and converted.

The Company is presently unable to assess the likelihood that the Company will experience operational problems due to unresolved year 2000 problems of third parties who do business with the Company. There can be no assurance that other entities will achieve timely year 2000 compliance; if they do not, year 2000 problems could have a material impact on the Company's operations. Where commercially reasonable to do so, the Company intends to assess its risks with respect to failure by third parties to be year 2000 compliant and to seek to mitigate those risks. If such mitigation is not achievable, year 2000 problems could have a material impact on the Company's operations.

The Company's estimates of the costs of achieving year 2000 compliance and the date by which year 2000 compliance will be achieved are based on management's best estimates, which were derived using numerous assumptions about future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved, and actual results could differ materially from these estimates. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in year 2000 remediation work, the ability to locate and correct all computer codes, the success achieved by the Company's suppliers in reaching year 2000 readiness, the timely availability of necessary replacement items and similar uncertainties.

The Company presently believes that the most reasonably likely worst-case scenarios that the Company might confront with respect to year 2000 issues have to do with third parties not being year 2000 compliant. The Company is presently evaluating vendor and customer compliance and will develop contingency plans, such as alternate vendor opportunities, after obtaining compliance evaluations. The Company timeline is to develop contingency plans by September 1999.

UNCERTAINTIES  AND RISK
The foregoing discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included with this report. The foregoing discussion contains certain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties include, without limitation, risks of changing market conditions in the overall economy and the retail industry, consumer demand, the opening of new stores, actual advertising expenditures by the Company, the success of the Company's advertising and merchandising strategy, availability of products, transportation of products, unforeseen difficulties arising from the Company or its vendors, suppliers or customers modifying their information technology systems, software systems and embedded chip equipment to become year 2000 compliant, and other factors detailed from time to time in the Company's annual and other reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligations to publicly release any revisions to these forward-looking statements or reflect events or circumstances after the date hereof.

                                     PART II

                                OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

          The Company's 1998 Annual Meeting of Stockholders (the "annual Meeting") was held on June 8, 1998. The following matters were voted on by the stockholders:

          1. Election of five Directors. Richard J. Thalheimer, Alan Thalheimer, Gerald Napier, Maurice Gregg and Morton David were elected to the Company's Board of Directors. The results of the voting was as follows: 7,296,405 votes in favor of Richard J. Thalheimer, with 51,060 votes withheld and 1,014,355 broker non-votes, 7,296,405 votes in favor of Alan Thalheimer, with 51,060 votes withheld and 1,014,355 broker non-votes, 7,342,105 votes in favor of Gerald Napier, with 5,360 votes withheld and 1,014,355 broker non-votes, 7,342,105 votes in favor of Maurice Gregg, with 5,360 votes withheld and 1,014,355 broker non-votes, 7,342,105 votes in favor of Morton David, with 5,360 votes withheld and 1,014,355 broker non-votes.

          2. Ratification of selection of Deloitte & Touche LLP as independent public accountants for the Company for the fiscal year ending January 31, 1999. The result of the vote was 7,339,984 shares in favor, 2,806 shares against, 4,675 shares abstaining and 1,014,355 broker non-votes.

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

11.1  Statement Re: Computation of Earnings per Share.

15.0  Letter Re: Unaudited Interim Financial Information.

27.0  Financial Data Schedule

(b) Reports on Form 8-K

      The Company has not filed any reports on Form 8-K for the three months ended July 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            SHARPER IMAGE CORPORATION



Date: September 11, 1998                      by:/s/  Barry Gilbert
     --------------------                        -----------------------------
                                                     Barry Gilbert
                                                     Vice Chairman
                                                     Chief Operating Officer



                                             by:/s/  Tracy Y. Wan
                                                -----------------------------
                                                     Tracy Y. Wan
                                                     Executive Vice President
                                                     Chief Financial Officer