Form 10-Q
period 1998-10-31
SHARPER IMAGE CORP
filed 1998-12-15
CIK 811696

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 1998

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________________ to
     ____________________


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

     Common Stock, $0.01 par value, 8,671,200 shares as of December 9, 1998

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SHARPER IMAGE CORPORATION
CONDENSED BALANCE SHEETS

                                                                                      October 31,      January 31,       October 31,
                                                                                         1998             1998              1997
Dollars in thousands, except per share amounts                                        (Unaudited)       (Note A)         (Unaudited)
                                                                                      -----------       --------         -----------
ASSETS
Current Assets:
   Cash and equivalents                                                                 $   711          $ 3,501          $   547
   Accounts receivable, net of allowance for doubtful
    accounts of $902, $508 and $493                                                       7,673            8,189            6,957
   Merchandise inventories                                                               35,670           34,534           38,496
   Deferred catalog costs                                                                 7,000            4,982            6,794
   Prepaid expenses and other                                                             7,099            3,429            9,014
                                                                                        -------          -------          -------
Total Current Assets                                                                     58,153           54,635           61,808
Property and equipment, net                                                              20,947           20,842           19,786
Deferred taxes and other assets                                                           3,380            3,185            3,626
                                                                                        -------          -------          -------
Total Assets                                                                            $82,480          $78,662          $85,220
                                                                                        =======          =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                                                $32,611          $35,271          $36,471
   Deferred revenue                                                                       6,170            6,784            6,469
   Current portion of notes payable                                                         799              947              942
                                                                                        -------          -------          -------
Total Current Liabilities                                                                39,580           43,002           43,882
Revolving loan                                                                           12,587             --             11,247
Notes payable                                                                             2,548            3,299            3,538
Other liabilities                                                                         3,101            3,205            3,267
                                                                                        -------          -------          -------
Total Liabilities                                                                        57,816           49,506           61,934
                                                                                        -------          -------          -------

Stockholders' Equity:
 Preferred stock, $0.01 par value:
  Authorized 3,000,000 shares: Issued and outstanding, none                                --               --               --
 Common stock, $0.01 par value:
  Authorized 25,000,000 shares: Issued and outstanding,
  8,529,750, 8,356,280 and 8,342,640 shares                                                  85               83               83
 Additional paid-in capital                                                              10,043            9,704            9,718
 Retained earnings                                                                       14,536           19,369           13,485
                                                                                        -------          -------          -------
Total Stockholders' Equity                                                               24,664           29,156           23,286
                                                                                        -------          -------          -------
Total Liabilities and Stockholders' Equity                                              $82,480          $78,662          $85,220
                                                                                        =======          =======          =======

                                                 See notes to financial statements.

SHARPER IMAGE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                     Three Months Ended                     Nine Months Ended
Dollars in thousands, except per share amounts                           October 31,                           October 31,
                                                               ------------------------------        ------------------------------
                                                                  1998               1997               1998               1997
                                                               -----------        -----------        -----------        -----------
REVENUES:
   Sales                                                       $    48,500        $    46,569        $   148,976        $   136,552
   Less: returns and allowances                                      5,946              5,956             17,971             17,078
                                                               -----------        -----------        -----------        -----------
  Net Sales                                                         42,554             40,613            131,005            119,474
   Other revenue                                                       401                493              1,233              1,245
                                                               -----------        -----------        -----------        -----------
                                                                    42,955             41,106            132,238            120,719
                                                               -----------        -----------        -----------        -----------


COST AND EXPENSES:
   Cost of products                                                 22,404             22,115             68,927             65,150
   Buying and occupancy                                              6,397              5,946             18,995             17,436
   Advertising and promotion                                         4,906              4,036             16,322             12,297
   General, selling, and administrative                             12,285             11,429             36,314             34,189
                                                               -----------        -----------        -----------        -----------
                                                                    45,992             43,526            140,558            129,072
                                                               -----------        -----------        -----------        -----------

OPERATING LOSS                                                      (3,037)            (2,420)            (8,320)            (8,353)

OTHER INCOME (EXPENSE):
   Interest expense, net                                              (242)              (228)              (589)              (412)
   Other income, net                                                   845                 30                854                 50
                                                               -----------        -----------        -----------        -----------
                                                                       603               (198)               265               (362)
                                                               -----------        -----------        -----------        -----------

Loss Before Income Tax Benefit                                      (2,434)            (2,618)            (8,055)            (8,715)

Income Tax Benefit                                                    (974)            (1,047)            (3,222)            (3,486)
                                                               -----------        -----------        -----------        -----------

Net Loss                                                       $    (1,460)       $    (1,571)       $    (4,833)       $    (5,229)
                                                               ===========        ===========        ===========        ===========

Net Loss Per Share, basic and diluted                          $     (0.17)       $     (0.19)       $     (0.57)       $     (0.63)
                                                               ===========        ===========        ===========        ===========

Weighted Average Number of Shares,
   basic and diluted                                             8,529,750          8,319,688          8,473,419          8,286,854

                                                 See notes to financial statements.

SHARPER IMAGE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)                                                                                                 Nine Months Ended
                                                                                                                October 31,
                                                                                                       ----------------------------
Dollars in thousands                                                                                     1998                1997
                                                                                                       --------            --------
Cash was Provided by (Used for) Operating Activities:
   Net loss                                                                                            $ (4,833)           $ (5,229)
   Adjustments to reconcile net loss to net cash used for operations:
     Depreciation and amortization                                                                        3,528               5,104
     Deferred rent expense                                                                                   57                 128
     Deferred income taxes                                                                               (3,222)             (3,486)
     Gain on sale of equipment                                                                             (840)               --
  Changes in:
     Merchandise inventories                                                                             (1,136)            (11,131)
     Accounts receivable                                                                                    516              (1,042)
     Deferred catalog costs, prepaid expenses and other                                                  (2,661)             (4,309)
     Accounts payable and accrued expenses                                                               (2,629)               (182)
     Deferred revenue and other liabilities                                                                (775)              1,078
                                                                                                       --------            --------
Cash Used for Operating Activities                                                                      (11,995)            (19,069)
                                                                                                       --------            --------

Cash was Provided by (Used for) Investing Activities:
   Property and equipment expenditures                                                                   (5,115)             (1,935)
   Proceeds from sale of equipment                                                                        2,291                  57
                                                                                                       --------            --------
Cash Used for Investing Activities                                                                       (2,824)             (1,878)
                                                                                                       --------            --------

Cash was Provided by (Used for) Financing Activities:
   Proceeds from revolving loan                                                                          42,614              19,497
   Payments on revolving loan                                                                           (30,027)             (8,250)
   Issuance of common stock for stock options, net of repurchases                                           341                  66
   Principal payments on notes payable                                                                     (899)               (692)
                                                                                                       --------            --------
Cash Provided by Financing Activities                                                                    12,029              10,621
                                                                                                       --------            --------

Net Decrease in Cash and Equivalents                                                                     (2,790)            (10,326)
                                                                                                       --------            --------
Cash and Equivalents at Beginning of Period                                                               3,501              10,873
                                                                                                       --------            --------

Cash and Equivalents at End of Period                                                                  $    711            $    547
                                                                                                       ========            ========



Supplemental Disclosure of Cash Paid for:
   Interest                                                                                            $    557            $    463
   Income Taxes                                                                                        $   --              $    409

                                                 See notes to financial statements.

                            SHARPER IMAGE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

       Three-month and nine-month periods ended October 31, 1998 and 1997

                                   (Unaudited)

NOTE A - Financial Statements

The condensed balance sheets at October 31, 1998 and 1997, and the related condensed statements of operations and cash flows for the three-month and nine-month periods ended October 31, 1998 and 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 1998 and 1997, and for all periods presented, have been made.

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

NOTE B- Revolving Loan and Notes Payable

The Company has a revolving secured credit facility with The CIT Group/Business Credit, Inc. (CIT) which expires September 2003. The credit facility has been amended on several occasions and, as of October 31, 1998, the agreement allows Company borrowings and letters of credit up to a maximum of $28 million for the period from October 1, 1998 through December 31, 1998, and $20 million for other times of the year based on inventory levels. The credit facility is secured by the Company's inventory, accounts receivable, general intangibles and certain other assets. Borrowings under this facility bear interest at either prime plus 0.25% per annum or at LIBOR plus 2.25% per annum based on financial performance. The credit facility contains certain financial covenants pertaining to interest coverage ratio and net worth and contains limitations on operating leases, other borrowings, dividend payments and stock repurchases. For the three-month and nine-month periods ended October 31, 1998, the Company was in compliance with all covenants. At October 31, 1998, the Company had $12.6 million outstanding on its revolving credit facility. Letter of credit commitments outstanding under the credit facility were $7.8 million.

In addition, the credit facility provides for term loans for capital expenditures (Term Loans) up to an aggregate of $4.5 million. Amounts borrowed under the Term Loans bear interest at a variable rate of either prime plus 0.50% per annum or at LIBOR plus 2.50% per annum based on financial performance. Each Term Loan is to be repaid in 36 equal monthly principal installments. At October 31, 1998, notes payable included a $0.7 million Term Loan which bears interest at a variable rate of prime plus 0.50%, provides for monthly principal payments of $55,555 plus the related interest payment, and matures in October 1999.

At October 31, 1998, notes payable also included a $2.7 million mortgage loan collateralized by certain property. In connection with the expansion of the Company's distribution center in 1995, the Company refinanced the mortgage loan. This note bears interest at a fixed rate of 8.40%, provides for monthly payments of principal and interest in the amount of $29,367, and matures in January 2011.

NOTE C - Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the resolution of these matters will not have a material effect on the Company's financial position or results of operations.

NOTE D - New Accounting Standards

In April 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities, which requires costs of start-up activities and organization costs to be expensed as incurred. The SOP requires entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. The SOP will be effective for fiscal years beginning after December 15, 1998. The Company's adoption of the new accounting standard will involve the recognition of the cumulative effect, if any, of the change in accounting principle required by the SOP as a one-time charge against earnings, net of any related income tax effect, retroactive to the beginning of the fiscal year of adoption. The Company is in the process of assessing the effect, if any, of this statement.

Effective February 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. For example, other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income does not differ from net income for the Company for the three and nine months ended October 31, 1998 and 1997.

NOTE E - Reclassifications

Certain reclassifications have been made to prior periods' financial statements in order to conform with current period classifications.

                      INDEPENDENT ACCOUNTANTS REVIEW REPORT

The condensed balance sheets of the Company as of October 31, 1998 and 1997 and the related condensed statements of operations for the three-month and nine-month periods then ended and cash flows for the nine-month periods then ended have been reviewed by the Company's independent accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements is presented herein.

[Deloitte & Touche LLP Letterhead]

INDEPENDENT ACCOUNTANT'S REPORT


Board of Directors
Sharper Image Corporation
San Francisco, California

We have reviewed the accompanying condensed balance sheets of Sharper Image Corporation as of October 31, 1998 and 1997, and the related condensed statements of operations for the three-month and nine-month periods then ended and cash flows for the nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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


December 9, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

The following table is derived from the Company's Statements of Operations and shows the results of operations for the periods indicated as a percentage of total revenues.

                                                                                  Percentage of Total Revenues
                                                                   -----------------------------------------------------------
                                                                     Three Months Ended                   Nine Months Ended
                                                                         October 31,                         October 31,
                                                                   -----------------------             -----------------------
                                                                    1998             1997              1998              1997
                                                                   -----             -----             -----             -----
Revenues:
     Net store sales                                                65.5%             69.4%             67.1%             70.7%
     Net catalog sales                                              29.4              25.8              30.1              26.3
     Net wholesale sales                                             4.2               3.6               1.9               2.0
     Other revenue                                                   0.9               1.2               0.9               1.0
                                                                   -----             -----             -----             -----
Total Revenues                                                     100.0%            100.0%            100.0%            100.0%

Costs and Expenses:
     Cost of products                                               52.2              53.8              52.1              54.0
     Buying and occupancy                                           14.9              14.5              14.4              14.4
     Advertising and promotion                                      11.4               9.8              12.3              10.2
     General, selling and administrative                            28.6              27.8              27.5              28.3

Other Expense/(Income)                                              (1.4)              0.5              (0.2)              0.3
                                                                   -----             -----             -----             -----

Loss Before Income Tax Benefit                                      (5.7)             (6.4)             (6.1)             (7.2)

Income Tax Benefit                                                  (2.3)             (2.6)             (2.4)             (2.9)
                                                                   -----             -----             -----             -----

Net Loss                                                            (3.4)%            (3.8)%            (3.7)%            (4.3)%
                                                                   =====             =====             =====             =====

Revenues

Net sales for the three-month and nine-month periods ended October 31, 1998, increased $1,941,000, or 4.8%, and $11,531,000, or 9.7%, from the comparable periods of the prior year. Returns and allowances for the three-month and nine-month periods ended October 31, 1998, were 12.3% and 12.1% of sales, as compared with 12.8% and 12.5% of sales for the comparable prior year periods.

For the three-month period ended October 31, 1998, as compared with the same period last year, net store sales decreased $381,000, or 1.3%. For the nine-month period ended October 31, 1998 as compared with the same period last year, net store sales increased $3,464,000, or 4.1%. For the three-month and nine-month periods ended October 31, 1998, comparable store sales remained the same and increased 3.1%, respectively, as compared with the same periods last year. The decrease in net store sales for the three-month period ended October 31, 1998 as compared with the same prior year period reflects a 1.9% decrease in average revenue per transaction, which was partially offset by a 0.5% increase in total store transactions. The decrease in net store sales for the fiscal quarter ended October 31, 1998 is also attributable to the remodeling of several key stores, during which time period only a portion of each of the remodeled stores was open for business. For the nine-months ended October 31, 1998, total store transactions increased 2.8% with a 1.1% increase in average revenue per transaction, compared with the same prior year period. The increase in net store sales for the nine-month period ended October 31, 1998 is also attributable to the opening of five new stores since October 31, 1997, partially offset by three stores that closed during that same period, and lower sales resulting from the remodeling of several key stores.

For the three-month and nine-month periods ended October 31, 1998, net catalog sales increased $2,018,000 or 19.0%, and $7,988,000 or 25.1%, respectively, as compared with the same periods last year. The increase in net catalog sales for the three-month and nine-month periods ended October 31, 1998 reflects an increase of 22.4% and 37.0%, respectively, in total catalog orders, partially offset by a 2.8% and 8.6% decrease in average revenue per order, compared to the same prior year periods. The increase in net catalog sales is due to increases in sales for both The Sharper Image and The Sharper Image Home Collection catalogs. In addition, the increase in net catalog sales reflects an increase in sales from the Company's Internet site, sharperimage.com.

The increase in net sales also reflects the emphasis and the increase in sales of the Company's Sharper Image Design proprietary products.

Cost of Products

Cost of products for the three-month and nine-month periods ended October 31, 1998 increased $289,000, or 1.3%, and $3,777,000, or 5.8%, from the comparable prior year periods. The increase in cost of products is due to the higher sales volume compared to the same periods last year. The gross margin rate for the three-month and nine-month periods ended October 31, 1998 was 47.4% which was
1.9 percentage points better than the comparable prior period. The higher gross margin rate reflects an increase in sales of the Sharper Image Design proprietary products, which generally have higher margins.

Buying and Occupancy

Buying and occupancy costs for the three-month and nine-month periods ended October 31, 1998 increased $451,000, or 7.6%, and $1,559,000, or 9.0%, respectively, from the comparable prior year periods. The increase primarily reflects the occupancy costs associated with the five new stores opened since October 31, 1997, which was partially offset by the elimination of the occupancy costs of the three Sharper Image stores closed during that same period.

Advertising and Promotion Expenses

Advertising and promotion expenses for the three-month and nine-month periods ended October 31, 1998 increased $870,000, or 21.6%, and $4,025,000, or 32.7%, respectively, from the comparable prior year periods. The increase in advertising and promotion expenses for the three-month period ended October 31, 1998 reflects an 8.1% increase in pages circulated for The Sharper Image catalog, including a 6.6% increase in circulation, an increase in catalog paper prices as compared with the prior year, and higher other advertising costs. The increase in advertising and promotion expenses for the nine-month period ended October 31, 1998 reflects a 13.4% increase in pages circulated for The Sharper Image catalog, including a 6.6% increase in circulation, an increase in catalog paper prices as compared with the prior year, and higher other advertising costs associated with the introduction of new products.

General, Selling and Administrative Expenses

General, selling and administrative expenses for the three-month and nine-month periods ended October 31, 1998 increased $856,000, or 7.5%, and $2,125,000, or 6.2%, respectively, from the comparable prior year periods. The increase was primarily due to increases in overall selling expenses related to the increase in net sales.

Other Income (Expense)

Other income, net, for the three-month and nine-month periods ended October 31, 1998, increased $815,000 and $804,000 from the comparable prior year periods, reflecting the gain on sale of certain equipment.

Liquidity and Capital Resources

The Company met its short-term liquidity needs and its capital requirements in the nine-month period ended October 31, 1998 with available cash, trade credit, and borrowings under the credit facility. During the nine-month period ended October 31, 1998, the Company's cash decreased by $2,790,000 to $711,000 primarily due to the funding of working capital and capital expenditures for new and remodeled stores.

The Company has a revolving secured credit facility with The CIT Group/Business Credit, Inc. (CIT) which expires September 2003. The credit facility has been amended on several occasions and, as of October 31, 1998, the agreement allows Company borrowings and letters of credit up to a maximum of $28 million for the period from October 1, 1998 through December 31, 1998, and $20 million for other times of the year based on inventory levels. The credit facility is secured by the Company's inventory, accounts receivable, general intangibles and certain other assets. Borrowings under this facility bear interest at either prime plus 0.25% per annum or at LIBOR plus 2.25% per annum based on financial performance. The credit facility contains certain financial covenants pertaining to interest coverage ratio and net worth and contains limitations on operating leases, other borrowings, dividend payments and stock repurchases. For the three-month and nine-month periods ended October 31, 1998, the Company was in compliance with all covenants. At October 31, 1998, the Company had $12.6 million outstanding on its revolving credit facility. Letter of credit commitments outstanding under the credit facility were $7.8 million.

In addition, the credit facility provides for term loans for capital expenditures (Term Loans) up to an aggregate of $4.5 million. Amounts borrowed under the Term Loans bear interest at a variable rate of either prime plus 0.50% per annum or at LIBOR plus 2.50% per annum based on financial performance. Each Term Loan is to be repaid in 36 equal monthly principal installments. At October 31, 1998, notes payable included a $0.7 million Term Loan which bears interest at a variable rate of prime plus 0.50%, provides for monthly principal payments of $55,555 plus the related interest payment, and matures in October 1999.

At October 31, 1998, notes payable also included a $2.7 million mortgage loan collateralized by certain property. In connection with the expansion of the Company's distribution center in 1995, the Company refinanced the mortgage loan. This note bears interest at a fixed rate of 8.40%, provides for monthly payments of principal and interest in the amount of $29,367, and matures in January 2011.

During the nine-month period ended October 31, 1998, the Company closed two stores located in Escondido, California and Gurnee Mills, Illinois and opened one new store in Orlando, Florida. Subsequent to October 31, 1998, the Company opened three new Sharper Image stores located in King of Prussia, Pennsylvania, West Nyack, New York, and Towson, Maryland. Total capital expenditures estimated for the new and existing stores, including the remodel of a number of existing stores, corporate headquarters, and the distribution center for fiscal 1998 are approximately $7.0 to $8.0 million.

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

In 1996,  the Company  developed a detailed  year 2000  Conversion  Project Plan
(Plan) to address the methods to correct possible disruptions of operations due to the year 2000 issue. The Plan took into consideration the following items:
(i) identification and inventorying of hardware, application software, and equipment utilizing programmable logic chips to control aspects of their operation, with potential year 2000 problems; (ii) assessment of scope of year 2000 issues for, and assigning priorities to, each item based on its importance to the Company's operations; (iii) remediation of year 2000 issues in accordance with assigned priorities, by correction, upgrade, replacement or retirement; (iv) testing for and validation of year 2000 compliance; and, (v) determination of key vendors and customers and their year 2000 compliance. Because the Company uses a variety of information technology systems, internally-developed and third-party provided software and embedded chip equipment, depending upon business function and location, various aspects of the Company's year 2000 efforts are in different phases and are proceeding in parallel. At this time, the difficult and time consuming task of identifying and inventorying hardware and application software with year 2000 issues and developing specific strategies for compliance has been completed. The assessment process of internal operating systems is complete, with critical applications being determined, planned for, and outlined. The Company's main operating system and hardware have been upgraded for year 2000 compliance, with all critical application conversion work having begun. This critical conversion work is scheduled to be tested and installed by January 1999. Non-critical system conversions have been identified and scheduled for completion by June 1999. This conversion process encompasses all areas of operations of the Company, from verification of the year 2000 compliance of the software accounting packages, to email systems, to telephone systems. Based upon a detailed review and update of the Plan performed in June 1998, conversion of all critical and non-critical Company programs are expected to be completed with full implementation by June 1999.

The Company's operations are also dependent on the year 2000 readiness of third parties that do business with the Company. In particular, the Company's information technology systems interact with commercial electronic transaction processing systems to handle customer credit card purchases and other point of sale transactions, and the Company is dependent on third-party suppliers of such infrastructure elements as telephone services, electric power, water, and banking facilities. The Company does not depend to any significant degree on any single merchandise vendor or upon electronic transaction processing with individual vendors for merchandise purchases. The Plan includes identifying and initiating formal communications with key third parties and suppliers and with significant merchandise vendors to determine the extent to which the Company will be vulnerable to such parties' failure to resolve their own year 2000 issues. Although the Company has not been put on notice that any known third party problem will not be resolved, the Company has limited information and no assurance of additional information concerning the year 2000 readiness of third parties. The resulting risks to the Company's business are very difficult to assess.

Through October 31, 1998 the Company has incurred approximately $250,000 on work related to year 2000 compliance. The estimated cost for this project is between $500,000 and $1,000,000, and is being funded through operating cash flows. The total estimated cost for this project includes a provision for the potential costs associated with third party vendor or supplier failures. Operating costs related to year 2000 compliance projects will be incurred over several quarters and will be expensed as incurred.

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

The Company is presently unable to assess the likelihood that the Company will experience operational problems due to unresolved year 2000 problems of third parties that do business with the

Company. There can be no assurance that other entities will achieve timely year 2000 compliance; if they do not, year 2000 problems could have a material impact on the Company's operations. Where commercially reasonable to do so, the Company intends to assess its risks with respect to failure by third parties to be year 2000 compliant and to seek to mitigate those risks. If such mitigation is not achievable, year 2000 problems could have a material impact on the Company's operations.

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

         15.0     Letter Re: Unaudited Interim Financial Information.

         27.0     Financial Data Schedule

         (b)      Reports on Form 8-K

                  The Company has not filed any reports on Form 8-K for the three months ended October 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  SHARPER IMAGE CORPORATION


Date: December 9, 1998                            by: /s/ Barry Gilbert
                                                      --------------------------
                                                      Barry Gilbert
                                                      Vice Chairman
                                                      Chief Operating Officer



                                                  by: /s/ Tracy Y. Wan
                                                      --------------------------
                                                      Tracy Y. Wan
                                                      Executive Vice President
                                                      Chief Financial Officer