Form 10-K
period 1999-01-31
SHARPER IMAGE CORP
filed 1999-05-03
CIK 811696

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended January 31, 1999

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

  The aggregate market value of the voting stock held by non-affiliates of the
                Registrant as of April 15, 1999 was $42,462,174.

   The number of shares of Common Stock, with $.01 par value, outstanding on
                      April 15, 1999 was 8,959,648 shares.

Documents incorporated by reference:
Portions of Registrant's Annual Report to Stockholders for the fiscal year ended January 31, 1999 are incorporated by reference into Parts II and IV of this Report. Portions of Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held June 7, 1999 are incorporated by reference into Part III of this report.

                                     PART 1

         This Annual Report on Form 10-K and the documents incorporated herein by reference of Sharper Image Corporation (referred to as the "Company" or "The Sharper Image") contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates, and projections about the Company's industry, management's beliefs and certain assumptions made by the Company's management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions, are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Factors Affecting Future Operating Results" on pages 10 through 16, as well as those noted in the documents incorporated herein by reference. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the statements set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

Item 1. Business

Overview

         The Sharper Image Corporation is a specialty retailer which introduces and sells quality, innovative, useful and entertaining products through The Sharper Image stores, monthly mail-order catalog, Internet, and other marketing channels.

         The Company was founded in 1977 by Richard Thalheimer, who continues as Chairman and Chief Executive Officer. First mailed in 1981, The Sharper Image Catalog found success in the growing field of mail-order shopping. Expansion of The Sharper Image concept to retail stores began in 1984, and as of January 31, 1999, the Company operated 87 The Sharper Image stores in the United States and licensees operated six stores internationally and two airport stores in the United States. The typical Sharper Image stores range from approximately 2,200 to 2,500 selling square feet in size, with several larger size stores that have 3,000 to 5,000 selling square feet.

         During the fiscal  year ended  January  31,  1999  (fiscal  1998),  the
Company opened four new stores of The Sharper Image concept and format. Two Sharper Image stores were closed at the maturity of their leases. The Company plans to open three to five new stores during the fiscal year ending January 31, 2000 (fiscal 1999). Lease terms for certain of the existing The Sharper Image store locations will be maturing during fiscal 1999 and these locations may be relocated or closed. The Company employs approximately 1,300 employees in twenty-eight states and the District of Columbia.

         In addition to serving as the primary advertising vehicle for the Company's stores, The Sharper Image Catalog generated approximately 29% of total revenues in fiscal 1998. The monthly catalog, which ranged from 52 to 124 pages in fiscal 1998, is recognized for creative excellence within the catalog industry. Worldwide, the Company mailed approximately 41 million of The Sharper Image Catalogs in fiscal 1998.

         The Company's Internet sales in fiscal 1998 increased over 200 percent to $4.9 million from $1.6 million in the fiscal year ended January 31, 1998 (fiscal 1997). The Company believes the Internet is a significant marketing and sales opportunity. The Sharper Image Catalog is on the World Wide Web at http://www.sharperimage.com. While this sales channel is still emerging, the Company is encouraged with the sales growth in the Internet marketplace and expects to continue be a leader as this market continues its dynamic growth. Other Internet sales channels currently used by the Company include America Online's Shopping Channel, Microsoft Plaza, Yahoo Stores, @ Home Network, Catalog City and PC World Shopping.

         The Company is known for its varied product mix and a merchandising philosophy focusing on innovative, well-designed, high-quality products that are developed by The Sharper Image, exclusive to The Sharper Image, or in limited distribution. In product lines where the Company competes directly with other retailers, it chooses to sell the best version of the product with the most advanced features. The Company is frequently sought after by manufacturers and inventors to launch technologically innovative products with features that are unique and surprising.

         During fiscal 1998, the Company continued the development of its in-house Sharper Image Design product development function. The percentage of sales attributable to Sharper Image Design proprietary products increased from eight percent in fiscal 1997 to 18 percent in fiscal 1998. This increase was the primary reason that the gross margin percentage rate improved by 2.7 percentage points in fiscal 1998. The Company's goal is to continue to increase the proportion of sales from Sharper Image Design proprietary products.

         The Company's business is highly seasonal, with sales peaks at the holiday periods of Father's Day and Christmas. See "Seasonality." Historically, the typical Sharper Image demographic mix has been upper income.

         In addition to its primary businesses, The Sharper Image leverages its brand name and reputation through a corporate marketing program, wholesale sales of Sharper Image brand products, which include Sharper Image Design proprietary products and private-labeled products, and a product licensing program with selected businesses. Wholesale sales are made primarily to fine department stores and to international retailers.

Store Operations

         The   Sharper   Image   stores  are  located   throughout   the  United
States-typically in densely populated downtown financial districts and business centers, upscale shopping malls and drive-up suburban locations.

         Each store is generally staffed with approximately six to eight employees, including a manager, an assistant manager, a senior sales associate, sales associates, and other support staff. A few of the Company's high volume stores are staffed with 11 to 15 associates. Current store personnel compensation structure is based largely on commission and is closely monitored in relation to sales. The Company expends considerable effort to train its sales associates on the many new, and often technically oriented products, in order to maintain a high customer service level.

         The Sharper Image stores are designed by the Company's design staff at the Company's headquarters to standardize layout, where possible, so as to simplify their operations. The stores are operated according to standardized procedures for customer relations, merchandise display and pricing, product demonstration, inventory maintenance, personnel training, administration and security. The Company's original Sharper Image stores typically have 2,200 to 2,500 square feet of selling space and approximately 1,300 to 2,200 square feet of storage and administrative space. The cost of leasehold improvements, fixtures and other equipment associated with the opening of a new Sharper Image store has averaged approximately $350,000 to $450,000. Initial inventory for a new Sharper Image store has generally cost approximately $200,000. Outlet stores are approximately half the cost of the original Sharper Image stores. The Company also operates a second retail format of Sharper Image Design stores which are approximately half the size of the original stores with between 1,000 to 1,200 of selling square feet, and feature higher margin proprietary products in addition to other top selling merchandise. At the end of fiscal 1998, the Company had 77 The Sharper Image stores, eight Sharper Image Design stores, and two outlet locations.

         In fiscal 1997 the Company retained a leading design firm to update the look and appeal of its retail stores. During fiscal 1998 the Company opened four new stores and remodeled four stores utilizing the new look. The Company is currently evaluating the financial results of the new prototype in the new stores and remodeled stores.

The Sharper Image Catalog

         The Sharper Image Catalog is a full-color catalog that is mailed to an average of approximately 3 million individuals each month. The catalog is also the primary source of advertising for the Company's retail stores. During fiscal 1998, the Company mailed approximately 41 million of The Sharper Image Catalogs to over 6 million different individuals. Circulation and number of pages of The Sharper Image Catalog is under continual review to balance the costs of mailing the catalogs with the revenues generated. The mailings increase at Father's Day and Christmas reflecting the seasonal nature of the Company's business.

         The Sharper Image Catalog is designed and produced by the Company's in-house staff of writers and production artists. The Company utilizes free-lance photographers on an as needed basis. The catalog is electronically produced in-house on a network of computers using the latest desktop publishing software. This enables the Company to maintain quality control and shorten the lead-time needed to produce the catalog. The monthly production and distribution schedule permits frequent changes in the product selection. During fiscal 1998, The Sharper Image Catalog typically contained from 52 to 84 pages for non-peak months and between 76 and 124 pages for the peak seasons of Father's Day and Christmas. The Sharper Image catalog design uses dramatic visuals and benefit-oriented clever product descriptions. The catalog design features the most important products prominently. The number of items featured each month ranges between 180 and 250 products during the first three quarters of the year, increasing to more than 300 products during the fourth quarter.

         During fiscal 1998, the Company discontinued its test mailing of catalogs for The Sharper Image Home Collection concept. The Company mailed over 3 million Sharper Image Home Collection catalogs during fiscal 1998.

         The Company collects customer names through mail and Internet order processing and the electronic point-of-sale registers in its retail stores. The names and associated sales information are merged daily into the Company's customer master file. This daily merge process provides a constant source of current information to help assess the effectiveness of the catalog as a form of retail advertising, identify new customers that can be added to the in-house mailing list without using customer lists obtained from other catalogers, and identify the "best customers." The Company's addition of names to the in-house mailing list enhances its value for list rental purposes. Periodically, the Company mails promotional material to these best customers, which is designed to produce incremental sales.

Internet Operations

         The Sharper Image was one of the first specialty retailers to enter the world of electronic commerce. The Company's revenue from its Internet operations increased over 200 percent in fiscal 1998 to $4.9 million from $1.6 million in fiscal 1997. The Company has participated in online shopping since 1994 and has maintained its own site on the World Wide Web at http://www.sharperimage.com since 1995. In addition other Internet sales channels used by the Company include America Online's Shopping Channel, Microsoft Plaza, Yahoo Stores, Catalog City and PC World Shopping. The Company believes that one of the advantages of the Internet is the ability to introduce and/or market merchandise at a relatively low cost. The Company can present a full spectrum of styles or models and in-depth promotions at reasonable cost, especially compared to the higher cost of a comparable presentation in The Sharper Image Catalog. The Company recently introduced an auction site at its sharperimage.com web site. Unlike most other auction sites on the Internet, the Company's auction site is a transaction between an established retailer and the consumer and the auctions feature both new and refurbished products with return privileges. The Company has been able to develop and expand its Internet business without incurring high start-up costs because of its market leadership position, its brand name and its strategic alliances. In addition, the Company leverages its experience in order processing, fulfillment and customer service gained in over 20 years of mail order catalog operations.

Other Operations

Corporate Marketing

         During fiscal 1998, the Company's corporate marketing sales continued to grow. The incentive and gifting programs are designed by the corporate marketing unit to be used by client companies to increase their sales, or to motivate and reward their high achievers and best customers. The Sharper Image stores and catalog are the primary means of offering and conveniently delivering the incentives and gifts. The Company sells incentive and gift merchandise certificates to the client companies who in turn distribute them under their programs. The certificates are redeemable for Sharper Image merchandise through its retail stores, by mail, or over the telephone through the catalog telemarketing group. The Company is also developing the Internet channel for this area of the business. The Company intends to continue to grow this area of its business.

Wholesale Operations

         The Company's Business Development department is the primary group responsible for marketing to other retailers, including fine department stores in the U.S. as well as retailers in other countries. Wholesale sales increased from $3.2 million in fiscal 1997 to $3.5 million in fiscal 1998. Wholesale sales increased during fiscal 1998 primarily as result of increased sales of Sharper Image Design proprietary products.

Licensed Operations

         The Company has exclusive licensing agreements in Japan, Switzerland and Saudi Arabia, as well as for non-duty free airport locations in the United States. Under the international license agreements, the licensee is granted the right to use the trademarked name, "The Sharper Image," in their country in connection with The Sharper Image retail store and catalog operations. The Company will assist the licensee by producing a foreign language edition of The Sharper Image catalog, with economies of scale but at the expense of the licensees who then print and distribute locally. There are currently six Sharper Image retail stores operated by the foreign licensees, two in Switzerland, three in Saudi Arabia and one in Dubai. The Company receives royalties on sales by the licensees. Licensees purchase products from the Company or directly from manufacturers, maintain their own supply of inventory, and establish their own product prices. The airport licensee is entitled to utilize The Sharper Image trademark and trade dress in designated airport locations, the design of which is subject to the approval of the Company. There are two locations -- one at Dallas-Fort Worth and a second location at Detroit Metropolitan. The Company continues to pursue additional licensing and wholesale opportunities in foreign countries.

Merchandising, Product Selection and Development

Merchandising

         The Company's merchandise mix emphasizes innovative products that are new to market, and unique products, which are proprietary, available exclusively through The Sharper Image, or are not available in broad distribution. The Company's sales are driven by individual products, focusing on offering items that are innovative and high quality, as distinguished from a broad assortment of categories of merchandise. As individual items come to market or are developed internally by the Company that fit the criteria for new products, the Company's buying and merchandise mix will change to emphasize those products. As a result of such shifting emphasis among individual items, the mix of sales by category changes from time to time. The effect, from year to year, can be to increase or decrease the merchandise gross margin rates since some categories of merchandise sustain traditionally higher margins and some traditionally sustain lower margin rates.

         The Company's current merchandise strategy is to offer an assortment with emphasis on Sharper Image Design proprietary and private label products. The Company intends to focus on offering products in the $50 to $300 price range to appeal to a wide customer base. While these proprietary and private-labeled products offer important sales and gross margin growth opportunities for all the revenue generating areas of the Company, there are certain risks associated with these internally developed products, such as possible manufacturing constraints, delays in bringing these products to market and cost increases. See "Factors Affecting Future Operating Results."

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

         The Company has developed a proprietary automatic  replenishment system
(ARS) which is used to maximize sales with minimal inventory investment. Under ARS, information on merchandise inventory and sales by each store location is generated and reviewed daily. Sales information by product and location is systematically compared daily to each product's "model stock" to determine store shipment quantities and frequency. The ARS computes any adjustments to the model stock level based on factors such as sales history by location in relation to total Company sales of each product. Under this system, the model stock is continually revised based on this analysis. Recommended adjustments to model stock levels and recommended shipment amounts are reviewed daily by the Company's group of store distributors and merchandising managers who are responsible for allocating inventory to stores.

Product Selection

         The process of finding new products involves the Company's buyers reviewing voluminous product literature, traveling extensively throughout the United States and the Far East to attend trade shows and exhibitions, and meeting with manufacturers. The Company enjoys relationships with many major manufacturers who use The Sharper Image regularly to introduce their newest products in the United States. See "Factors Affecting Future Operating Results."

         The Company purchases merchandise from numerous foreign and domestic manufacturers and importers. None of the Company's suppliers accounted for more than 10% of the dollar amount of the Company's purchases during fiscal 1998. Of the products offered by the Company in the past fiscal year, approximately 75% were manufactured in the Far East, approximately 20% were manufactured within the United States, approximately 3% were manufactured in Europe, and approximately 2% were manufactured in Mexico and Canada. The Company expects these percentages to vary as new products are introduced. See "Factors Affecting Future Operating Results."

Product Development

         In addition to finding new products from outside sources, the Company's product development group conceives, designs and produces Sharper Image Design proprietary products. The new product development group meets regularly with the merchandising staff to review new product opportunities, product quality, and customer feedback. From these creative sessions product ideas are put into development, design and production. Successful product introductions during the past two years include the Ionic Breeze silent air purifier, CD Radio/Alarm Clock with Sound Soother, Weebot, the Electronic Pet, Personal Cooling System, Turbo Groomer, Truth Quest, Ionic Hair Wand, Stereo Sound Soother, Shower Companion Plus, and the portable Sound Soother.

         The Company believes that this proprietary product development function, in addition to increasing its sales and gross margins and adding incremental wholesale sales, will favorably impact the Company's increasing flow of unique and exclusive products in The Sharper Image stores, catalog and our Internet site sharperimage.com. The Company believes that the appeal of these proprietary products is also serves as a key driver in broadening its customer base and enhancing its brand appeal. The Company's goal is to significantly increase the proportion of sales and margin contributions from these proprietary products. However, there is no assurance that the Company will be able to continue the growth of gross margin and sales related to these proprietary products. See "Factors Affecting Future Operating Results."

         Sharper Image Design proprietary products are produced for the Company on a contract basis by manufacturers in the Far East. The Company provides all product specifications to the contract manufacturers. Development lead-time is generally in the range of 12 to 18 months. However, certain product introductions may require longer lead time.

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

         The Company's customer service and catalog sales group at the corporate headquarters and at the Little Rock distribution center provides personal attention to customers who call toll free to request a catalog subscription, place an order, or inquire about a product. The Company also contracts with third party contract call centers to provide twenty-four hour coverage for customer services and catalog sales. The Company's Customer Service group is also responsible for resolving customer problems promptly and to the customer's complete satisfaction. The Company is committed to providing its customers with courteous, knowledgeable, and prompt service.

Advertising

         While the catalog remained the Company's primary advertising vehicle during fiscal 1998, the Company also utilized newspaper, leading consumer magazine and airline magazine inserts to advertise specific products. The Company plans to continue these efforts in fiscal 1999. The Company also tested televised "infomercials" in fiscal 1998 and plans to increase the number of infomercials in fiscal 1999. The Company believes these advertisements generate store sales as well as mail-order sales.

Catalog Order Fulfillment and Distribution

         The Company has a single distribution facility in Little Rock, Arkansas of approximately 110,000 square feet. The Company's merchandise generally is delivered to the catalog and Internet customers and to The Sharper Image stores directly from the Company's distribution facility. A number of products are shipped directly from the vendor to the customer or to the stores. The shipment of products directly from vendors to the stores and customers reduces the level of inventory required to be carried at the distribution center, freight costs, and the lead-time required to receive the products. Each catalog order is received via remote terminal at the distribution facility after the order has been approved for shipment. The Company's goal is to ship catalog orders within 48 hours after the order is received. Store customers generally take their purchase with them. The Company is evaluating the need to increase the capacity of the distribution facility in Little Rock to provide for projected business growth.

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

Information Systems

         The Company continually evaluates and enhances its computer systems and information technology in connection with providing additional and improved management and financial information. In fiscal 1998 and 1999, technology development and enhancement initiatives for the Company's web site are also part of the key objectives of its information systems team.

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

Competition

         The Company operates in a highly competitive environment. The Company principally competes with a diverse mix of department stores, sporting goods stores, discount stores, specialty retailers and other catalogs that offer products similar to or the same as some of those offered by the Company. Many of the Company's competitors are larger companies with greater financial resources, a wider selection of merchandise and a greater inventory availability. Although the Company attempts to market products not generally available elsewhere and has emphasized exclusive products in its merchandising strategy, many of its products or similar products can also be found in other retail stores or through other catalogs or on-line. The Company offers competitive pricing where other retailers market certain products identical to the Company's at lower prices. In addition, a number of other companies have attempted to imitate the presentation and method of operation of the Company's catalog and stores, and the Company's proprietary designed products. The Company competes principally on the basis of product exclusivity, selection, quality and price of its products, merchandise presentation in the catalog, stores, and on the Internet, its customer list, name recognition, and the quality of its customer service. The Company is committing additional resources to its internal product development group to create and produce proprietary products exclusively available from the Company. The Company believes that these proprietary products provide a competitive advantage for the Company in its merchandising offering.

Trademark Licenses

         In the opinion of management, the Company's registered service mark and trademark, "The Sharper Image," and the brand name recognition that it has developed, are of significant value. The Company currently licenses the use of its trademarked name in connection with the production and circulation of foreign language editions of The Sharper Image catalog in Japan and Switzerland and in connection with The Sharper Image stores in Switzerland, Saudi Arabia and Dubai in consideration for royalties and other fees. In addition to these international licensees, the Company has also entered into a license for the right to operate Sharper Image stores in domestic non-duty free airport locations as well as various product license agreements which grant the right to licensees to manufacture and sell products bearing the Company's trademark.

Seasonality

         The Company's business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the Christmas season. In addition, as the proportion of the Company's revenues derived from store sales has grown, the impact of seasonal fluctuations on the Company's sales and earnings has increased. As a result, a substantial percentage of the Company's total revenues and all or most of the Company's net earnings occur in its fourth fiscal quarter ending January 31. The Company generally experiences lower revenues during the other quarters and, as is typical in the retail industry, has incurred and may continue to incur losses in these quarters. The results of these interim quarters may not be representative of the results for the full fiscal year. In addition, like many retailers, the Company makes merchandising and inventory decisions for the Christmas season well in advance of the Holiday selling season. Accordingly, unfavorable economic conditions and/or deviations from projected demand for products during the fourth quarter could have a material adverse affect on the Company's results of operations for the entire fiscal year. During fiscal years 1998 and 1997, the Company's total revenues for the fourth quarter ended January 31 accounted for more than 40% of total revenues for the fiscal year.

Legal Proceedings

         The Company is party to various legal proceedings arising from normal business activities. Management believes that the resolution of these matters will not have an adverse material effect on the Company's financial position and results of operations.

Employees

         As of January 31, 1999, the Company employed approximately 1,300 associates, approximately 60% of whom were full-time. The Company considers its employee relations to be good.

Executive Officers of the Registrant

         Set forth below is a list of the executive officers of the Company, together with brief biographical descriptions.

Name                                Position                                 Age
----                                --------                                 ---
Richard Thalheimer          Founder, Chairman of the Board,                   51
                            and Chief Executive Officer


Barry Gilbert               Vice Chairman,                                    48
                            Chief Operating Officer


Tracy Wan                   Executive Vice President,                         39
                            Chief Financial Officer,
                            and Corporate Secretary


Davia Kimmey                Senior Vice President,                            45
                            Marketing

Shannon King                Senior Vice President,                            43
                            Merchandising

Anthony Farrell             Senior Vice President,                            49
                            Creative


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

          Tracy Wan has been the Company's Executive Vice President, Chief Financial Officer since August 1998. Ms. Wan served as Senior Vice President from February 1995 through August 1998, Vice President, Chief Financial Officer from September 1994 through February 1995, as Vice President, Controller from November 1991 through September 1994, and as Controller from July 1989 through November 1991. Ms. Wan is a certified public accountant.

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

         Anthony Farrell has been the Company's Senior Vice President, Creative Services, since July, 1998. Mr. Farrell was a consultant to the Company from April 1998 through July 1998. Prior to joining the Company, Mr. Farrell was with SelfCare Catalog, where he served as Senior Vice President, Merchandising from March 1991 through December 1997.

Factors Affecting Future Operating Results

         The provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"), which became law in late December 1995, provide companies with a "safe harbor" when making forward-looking statements. This "safe harbor" encourages companies to provide prospective information about their companies without fear of litigation. The Company wishes to take advantage of the new "safe harbor" provisions of the Act and is including this section in its Annual Report on Form 10-K in order to do so. Statements that are not historical facts, including statements about management's expectations for fiscal year 1999 and beyond, are forward-looking statements and involve various risks and uncertainties. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

We May Not Successfully Offer Attractive Merchandise to Our Customers

         In order to meet our strategic goals, we must successfully locate and offer to our customers new, innovative and high quality products. Our product offerings must be affordable, useful to the customer, well made, distinctive in design, and not widely available from other retailers. We can not predict with certainty that we will successfully offer products that meet these requirements in the future.

         If other retailers, especially department stores or discount retailers, offer the same or similar products to those we sell or if our products become less popular with our customers, our sales may decline or we may decide to offer our products at lower prices. If customers buy less of our products or if we have to reduce our prices, our revenues and profits will decline.

         In addition, we must offer our merchandise in sufficient quantities to meet the demands of our customers and deliver this merchandise to customers in a timely manner. We must be able to maintain sufficient inventory levels, particularly during peak selling seasons. Our future results may be affected if we are not successful in achieving these goals.

Our Quarterly Operating Results are Subject to Significant Fluctuations and Seasonality

         Our business is highly seasonal, reflecting the general pattern of peak sales and earnings for the retail industry during the Christmas season. A substantial portion of our total revenues and all or most of our net earnings occur during our fourth quarter ending January 31. In anticipation of increased sales activity during the fourth quarter, we incur significant additional expenses, including significantly higher inventory costs and the cost of hiring a substantial number of temporary employees to supplement our permanent store staff. If for any reason our sales were to be substantially below those normally expected during the winter quarter of our fiscal year, our annual results would be adversely affected. Due to this seasonality, our operating results for any one period may not be indicative of our operating results for the full fiscal year.

         Our operating results during the other quarters of the year are generally lower and we have experienced losses in such periods. It is possible that we may experience similar losses in the future in such periods. Our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including among other things, the timing of new store openings, net sales contributed by new stores, increases or decreases in comparable store sales, changes in our merchandise mix and net catalog sales.

         In addition, like other retailers we typically make merchandising and purchasing decisions for the Christmas season well in advance of the holiday selling season. As a result, poor economic conditions and/or differences from projected customer demand for our products during the fourth quarter could result in lower revenues. During our 1998 and 1997 fiscal years, our total revenues for the fourth quarter ending January 31 accounted for more than 40% of total revenues for the full fiscal year.

We May Not Successfully Design and Develop Proprietary Products

         We are increasingly dependent on the success of the proprietary products that we have designed and developed for our customers. We must design products that meet the demands of our customers and manufacture these products cost-effectively. In addition, we must rely on contracted manufacture resources to produce these products in sufficient quantities to meet customer demand and deliver these products in a timely manner to our customers. We rely solely on our contracted manufacturers to produce and timely deliver these proprietary products. If we are unable to successfully design, develop, and timely deliver our proprietary products, our operating results may be materially adversely affected.

We Face Certain Risks Associated with Expansion

     We plan to continue to increase the number of Sharper Image stores in the future in order to grow our revenues. Our ability to expand will depend in part on the following factors:

     o   the availability of attractive store locations;
     o   our ability to negotiate favorable lease terms;
     o   our ability to identify customer demand in different geographies;
     o   general economic conditions; and
     o   the availability of sufficient funds for expansion.

     As we continue to expand, we have started to and may continue to become concentrated in limited geographic areas. This could increase our exposure to customer demand, weather, competition, distribution problems, and poor economic conditions in these regions. In addition, our catalog sales or existing store sales in a specific region may decrease as a result of new store openings.

     In order to continue our expansion, we will need to hire additional management and staff for our corporate offices and employees for each new store. We must also expand our management information systems and distribution systems to serve these new stores. If we are unable to hire necessary personnel or grow our existing systems, our expansion efforts may not succeed and our operations may suffer.

     Some of our expenses will increase with the opening of new stores. If store sales are inadequate to support these new costs, our profitability will decrease. For example, inventory costs will increase as we increase inventory levels to fulfill additional stores. We may not be able to manage this increased inventory without decreasing our profitability. We may need additional financing in excess of our current credit facility to be used for new store openings.
Furthermore, our current credit facility has various loan covenants we must comply with in order to maintain the credit facility. We cannot predict with certainty that we will be successful in obtaining additional funds or new credit facilities on favorable terms or at all.

We Are Dependent on the Success of our Advertising Efforts

         Our revenues depend in part on our ability to effectively market and advertise our products through The Sharper Image catalog and other advertising vehicles. Increases in advertising, paper costs or postage may limit our ability to advertise without reducing our profitability. If we decrease our advertising efforts due to increased advertising costs or for any other reason, our future operating results may be materially adversely affected. We are also testing other advertising media such as television (infomericals) and the Internet. Expenditures on these and other media may not produce a sufficient level of sales to cover such expenditures, which would reduce our profitability.

We Rely on Our Catalog Operations

     Our success depends in part on the success of our catalog operations. We believe that successful catalog operations will depend in part on the following factors:

    o    the efficient targeting of our mailings;
    o    productive prospect mailing;
    o    appropriate shifts in our merchandise mix; and
    o    our ability to achieve adequate response rates to our mailings.

         Catalog mailings entail substantial paper, postage, merchandise acquisition and human resource costs, including costs associated with catalog development and increased inventories. We incur nearly all of these costs prior to the mailing of each catalog. As a result, we are not able to adjust the costs being incurred in connection with a particular mailing to reflect the actual performance of the catalog. If we were to experience a significant shortfall in anticipated revenue from a particular mailing, and thereby not recover the costs associated with that mailing, our future results would be adversely affected. In addition, response rates to our mailings and, as a result, revenues generated by each mailing are affected by factors such as consumer preferences, economic conditions, the timing and mix of catalog mailings and changes in the merchandise mix, several of which may be outside our control. Further, we have historically experienced fluctuations in the response rates to our catalog mailings. If we are unable to accurately target the appropriate segment of the consumer catalog market or to achieve adequate response rates, we could experience lower sales, significant markdowns or write-offs of inventory and lower margins, which would adversely affect our future results.

Our Catalog Operating Costs are Unpredictable

         Historically, significant portions of our revenues have been from purchases made by customers from The Sharper Image catalog. Increases in the costs of producing and distributing the catalog may reduce the profitability of our catalog sales. Specifically, we may experience increases in postage, paper or shipping costs due to factors beyond our control. As a result, our future results may be adversely affected.

         We maintain a contract with a major package carrier for the delivery of our merchandise. There can be no assurance that, once this contract expires or is terminated, we will be able to negotiate similar or better terms with this major carrier or another shipping company or that the resulting contract(s)will be on terms favorable to us. Our inability to secure suitable or commercially favorable contracts for the delivery of our merchandise could have an adverse effect on our future results.

Our New Business Lines and Internet Strategy May Not Succeed

         In the past we have tested new lines of business that have not always proven profitable. We continually examine and evaluate all revenue channels for profitability. We may decide to develop new business lines or to acquire additional businesses in the future, and we cannot predict whether such efforts will be successful. The failure of new business lines or acquisitions could hurt future results.

         We believe that we need to reach our current customers and generate new customers through methods other than regular catalog mailings. We are pursuing opportunities to sell our products over the Internet through our own web site http://www.sharperimage.com and other interactive shopping media including on-line computer networks such as America Online's Shopping Channel, Microsoft Plaza, Yahoo Stores, Catalog City and PC World Shopping. This is a new business and marketing strategy for us and involves certain risks and uncertainties. We may not succeed in achieving profitable operations in marketing our products over the Internet.

We Depend on Our Vendors

         Our performance depends on our ability to purchase our products in sufficient quantities at competitive prices and on our vendors' ability to make and deliver high quality products in a cost effective, timely manner. Some of our smaller vendors have limited resources, production capacities and limited operating histories. We have no long-term purchase contracts or other contracts that provide continued supply, pricing or access to new products and any vendor or distributor could discontinue selling to us at any time. We cannot assure you that we will be able to acquire the products we desire in sufficient quantities or on terms that are acceptable to us in the future. In addition, we cannot assure you that our vendors will make and deliver high quality products in a cost effective, timely manner. We may also be unable to develop relationships with new vendors. Also all products we purchase from vendors in the Far East must be shipped to our distribution centers by freight carriers and we cannot assure you that we will be able to obtain sufficient capacity at favorable rates. Our inability to acquire suitable products in a cost effective, timely manner or the loss of one or more key vendors or freight carriers could have a negative impact on our business.

We Face Certain Risks Relating to Customer Service

         Our ability to provide customer service depends, to a large degree, on the efficient and uninterrupted operation of our two call centers and contracting services with the third party call centers. Any material disruption or slowdown in our order processing systems resulting from labor disputes, telephone down times, electrical outages, mechanical problems, human error or accidents, fire, natural disasters, or comparable events could cause delays in our ability to receive and distribute orders and may cause orders to be lost or to be shipped or delivered late. As a result, customers may cancel orders or refuse to receive goods on account of late shipments, which would result in a reduction of net sales and could mean increased administrative and shipping costs. We cannot assure you that telephone call volumes will not exceed our present telephone system capacity. If this occurs, we could experience telephone answer delays and delay in placing orders. Because our strategies depend in part on maintaining our reputation for superior levels of customer service, any impairment of our customer service reputation could have an adverse effect on our business.

We Face Risks Associated with Distribution

         We conduct all of our distribution operations and all of our catalog and Internet order processing fulfillment functions from a single facility in Little Rock, Arkansas. We also use contract warehouse facilities for additional seasonal requirements. Any disruption in the operations at the distribution center, particularly during the Christmas season, could have a negative impact on our business. In addition, we rely upon third party carriers for our product shipments, including shipments to and from all of our stores. As a result, we are subject to certain risks, including employee strikes and inclement weather, associated with such carriers' ability to provide delivery services to meet our shipping needs. We are also dependent on temporary employees to adequately staff our distribution facility, particularly during busy periods such as the Christmas season and while new stores are opening. We cannot assure you that we will continue to receive adequate assistance from our temporary employees, or that we will continue to have access to sufficient sources of temporary employees.

Results for Our Comparable Store Sales May Fluctuate

         Our comparable store sales are affected by a variety of factors, including, among others:

     o   customer demand in different geographies;
     o   our ability to efficiently source and distribute products;
     o   changes in our product mix;
     o   impact of competition; and
     o   general economic conditions.

         Our comparable store sales have fluctuated significantly in the past and we believe that such fluctuations may continue. Our historic comparable store net sales changes were as follows:

                                              Percentage
                 Fiscal Year                  Increase (Decrease)
                 -----------                  -------------------
                 1995                            3.3
                 1996                           (2.1)
                 1997                            1.1
                 1998                            5.3

These historic results are not necessarily indicative of future results, and we cannot assure you that our comparable store sales results will not decrease in the future. Any changes in our comparable store sales results could impact our future operating performance and cause the price of the common stock to fluctuate.

We Experience Intense Competition in Our Markets

         We operate in a highly competitive environment. We principally compete with a variety of department stores, sporting goods stores, discount stores, specialty retailers and other catalogs that offer products similar to or the same as our products. We may increasingly compete with major Internet retailers. Many of our competitors are larger companies with greater financial resources, a wider selection of merchandise and a greater inventory availability. If we experience increased competition, our business and operating results could be adversely affected.

We May Fail to Anticipate and Adapt to Changing Consumer Trends

         Our success depends on our ability to anticipate and respond to changing product trends and consumer demands in a timely manner. Our products must appeal to a broad range of consumers whose preferences cannot always be predicted with certainty and may change between sales seasons. If we misjudge either the market for our products or our customers' purchasing habits, our sales may decline or we may be required to sell our products at lower prices. This would result in a negative impact on our business.

We May be Subject to State Sales and Use Tax or Internet Regulation

         Our business may be affected by the adoption of new regulations or rules governing the sale of our products, particularly with regard to state sales and use taxes. Any unfavorable change in the state sales and use taxes, which affect our catalog and retail store sales could adversely affect our business and results of operations. In addition, the Internet at present is largely unregulated and we are unable to predict whether significant regulations or taxes will be imposed on Internet commerce in the near future. Because our Internet business is still in its initial stages, we are unable to predict how such regulations could affect the further development of our Internet business.

Poor Economic Conditions May Hurt Our Business

         Certain economic conditions affect the level of consumer spending on our products, including, among others, the following:

     o   general business conditions;
     o   interest rates;
     o   taxation; and
     o   consumer confidence in future economic conditions.

Our business could be negatively impacted by a recession or poor economic conditions and any related decline in consumer demand for discretionary items such as our products. Because we purchase merchandise from foreign entities and use foreign manufacturers on a contract basis for Sharper Image Design proprietary products and other private label products, we are subject to risks resulting from fluctuations in the economic conditions in foreign countries. The majority of our foreign vendors and manufacturers are located in the Far East, and as a result, our business may be particularly impacted by changes in the political, social, legal, and economic conditions in the Far East. Additionally, foreign weather and product transportation problems could affect our ability to maintain adequate inventory levels and adversely affect our future results.

We are Dependent on Certain Key Personnel

         Our success depends to a significant extent upon the abilities of our senior management, particularly Richard Thalheimer, our founder, President and Chief Executive Officer. The loss of the services of any of the members of our senior management or of certain other key employees could have a significant adverse effect on our business. We maintain key man insurance on Mr. Thalheimer in the amount of $15 million. In addition, our performance will depend upon our ability to attract and retain qualified management, merchandising and sales personnel. There can be no assurance that Mr. Thalheimer and the other members of our existing management team will be able to manage our company or our growth or that we will be ability to attract and hire additional qualified personnel as needed in the future.

We are Controlled by a Single Stockholder

         As of April 15, 1999, Richard Thalheimer will beneficially own approximately 55.1% of all of the outstanding shares of the common stock of our company. As a result, Mr. Thalheimer will continue to be able to elect the entire Board of Directors and control the corporate actions of our company.

Our Common Stock Price is Volatile

         Our common stock is quoted on the Nasdaq National Market, which has experienced and is likely to experience in the future significant price and volume fluctuations, which could reduce the market price of the common stock without regard to our operating performance. In addition, we believe that among other factors, any of the following factors could cause the price of the common stock to fluctuate substantially:

     o quarterly fluctuations in our comparable store sales;
     o announcements by other accessory and gift item  retailers;
     o the trading volume of our common stock in the  public  market;
     o general  economic  conditions;  and
     o financial  market conditions.

Failure of Our Computer Systems to Recognize Year 2000 Could Negatively Affect Our Business

         We recognize that the arrival of the year 2000 poses a unique worldwide challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000. We have assessed our computer and business processes and we are reprogramming our computer applications to provide for their continued functionality. We are currently assessing the readiness of our vendors and other third parties with which we interface.

         We are presently unable to assess the likelihood that we will experience operational problems due to unresolved year 2000 problems of third parties that we do business with. We cannot assure you that other entities will achieve timely year 2000 compliance; and if they do not, year 2000 problems could have an adverse impact on our operations. Where commercially reasonable to do so, we intend to assess our risks with respect to failure by third parties to be year 2000 compliant and to seek to mitigate those risks. If we cannot achieve such mitigation, year 2000 problems could have an adverse impact on our operations.

         The estimated cost for this project is between $400,000 and $600,000, and is being funded through operating cash flows. We will incur operating costs related to year 2000 compliance projects over several quarters and we will expense such costs as incurred. Through January,31, 1999, we have incurred approximately $300,000 on work related to year 2000 compliance.

     Our estimates of the costs of achieving year 2000 compliance and the date by which year 2000 compliance will be achieved are based on management's best estimates, which were derived using numerous assumptions about future events including the continued availability of certain resources, third party modification plans and other factors. However, we cannot assure you that these estimates will be achieved, and actual results could differ materially from these estimates. Specific factors that might cause such material differences include, but are not limited to the following:

     o the availability and cost of personnel trained in year 2000 remediation work;
     o  the ability to locate and correct all computer codes;
     o  our vendors and suppliers success in reaching year 2000 readiness; and
     o  the timely availability of necessary replacement items.

We presently believe that the most reasonably likely worst-case scenarios that we might confront with respect to year 2000 issues have to do with third parties not being year 2000 compliant. We are presently evaluating vendor and customer compliance and will develop contingency plans, such as alternate vendor opportunities, after obtaining compliance evaluations. We intend to develop contingency plans by September 1999.

Merchandise Returns

         As part of our customer service commitment, we maintain a liberal merchandise return policy, which allows customers to return most merchandise. As with industry practice, we make allowances for catalog sales in our financial statements for anticipated merchandise returns based on historical return rates. We cannot assure you that actual merchandise returns will not exceed our allowances. In addition, because our allowances are based on historical return rates, we cannot assure you that the introduction of new merchandise in our stores or catalogs, the opening of new stores, the introduction of new catalogs, changes in the merchandise mix or other factors will not cause actual returns to exceed return allowances. Any significant increase in merchandise returns that exceed our allowances could adversely affect our future results.

Our Charter Documents and Delaware Law May Prohibit a Takeover

         We are a Delaware corporation. The Delaware General Corporation Law contains certain provisions that may make a change in control of our company more difficult or prevent the removal of incumbent directors. In addition, our Certificate of Incorporation and Bylaws contain certain provisions that have the same effect. These provisions may have a negative impact on the price of our common stock, may discourage third-party bidders from making a bid for our company or may reduce any premiums paid to shareholders for their common stock.

We must Successfully Respond to Changes in the Retail Industry

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

         As of January 31, 1999, the Company operated 87 The Sharper Image stores under leases covering a total of approximately 202,000 square feet of net selling space.

         The Company's operates a 110,000 square foot distribution facility located in Little Rock, Arkansas. All of the Company's distribution functions are conducted through this facility and other seasonally occupied space rented by the Company in close proximity thereto.

Item 3.  Legal Proceedings

         The Company is party to various legal proceeding arising from normal business activities. In the opinion of management, resolution of these matters will not have a material adverse effect on the Company's financial position and results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

          None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The information set forth under "Note D -- Revolving Loan and Notes Payable" in the Notes to Financial Statements on page 21 and the information set forth under the caption "Common Stock Market Prices and Dividend Policy" on page 27 of the Sharper Image Corporation 1998 Annual Report to Stockholders is incorporated herein by reference. As of April 15, 1999 there were 490 holders of record of the Registrant's Common Stock.

Item 6.  Selected Financial Data

         The information set forth under the caption "Financial Highlights" on page 3 of the Sharper Image Corporation 1998 Annual Report to Stockholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

          The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 10 to 15 of the Sharper Image Corporation 1998 Annual Report to Stockholders is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

           The information set forth under the caption "Quantitative and Qualitative Disclosure About Market Risk" on pages 13 and 14 of the Sharper Image Corporation 1998 Annual Report to Stockholders is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

          The financial statements and independent auditors' report set forth on pages 16 through 27 of the Sharper Image Corporation 1998 Annual Report to Stockholders are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         Information with respect to the directors of the Registrant is incorporated herein by reference to the Registrant's 1998 Proxy Statement to Stockholders, pages 3. Information with respect to the executive officers of the Registrant is contained in Part I of this Annual Report on Form 10-K.

Item 11.  Executive Compensation

         Information with respect to executive compensation is incorporated herein by reference to the Registrant's 1999 Proxy Statement, pages 18 to 19.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Information with respect to security ownership of beneficial owners and management is incorporated herein by reference to the Registrant's 1998 Proxy Statement, pages 16 to 17.

Item 13.  Certain Relationships and Related Transactions

         None.

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)1.     List of Financial Statements.

The following Financial Statements and Notes thereto set forth on pages 16 through 27 of the Sharper Image Corporation 1998 Annual Report to Stockholders are incorporated by reference as Exhibit 13.1 to this Report on Form 10-K:

Independent Auditor's Report

Statements of Operations for the years ended January 31, 1999, 1998 and 1997.

Balance sheets at January 31, 1999 and 1998

Statements of Stockholders' Equity for the years ended January 31, 1999, 1998 and 1997

Statements of Cash Flows for the years ended January 31, 1999, 1998 and 1997

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

(c)      List of Exhibits.

          Incorporated herein by reference is a list of the Exhibits contained in the Exhibit Index which begins on page 27 of this report.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHARPER IMAGE CORPORATION                SHARPER IMAGE CORPORATION


By: /s/ Richard J. Thalheimer            By: /s/ Tracy Y. Wan
        -----------------------              ------------------------
        Richard J. Thalheimer                    Tracy Y. Wan
        Chief Executive                          Executive Vice President,
        Officer, Chairman                        Chief Financial Officer
        (Principal Executive Officer)            (Principal Financial and
                                                 Accounting Officer)


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

Signature                           Title                                     Date
---------                           -----                                     ----
/s/ Richard J. Thalheimer           Chief Executive                     April  28, 1999
----------------------------        Officer, Chairman
Richard J. Thalheimer               (Principal Executive Officer)



/s/ Tracy Y. Wan                    Executive Vice President,           April  28, 1999
----------------------------        Chief Financial Officer
Tracy Y. Wan                        Corporate Secretary
                                    (Principal Financial and
                                    Accounting Officer)


/s/ Alan Thalheimer                 Director                            April  28, 1999
----------------------------
Alan Thalheimer


/s/ Maurice Gregg                   Director                            April  28, 1999
----------------------------
Maurice Gregg


/s/ Gerald Napier                   Director                            April  28, 1999
----------------------------
Gerald Napier


/s/ Morton David                    Director                            April  28, 1999
----------------------------
Morton David



                                                  SHARPER IMAGE CORPORATION

                                       SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                           --------------------------------------
                                                           ($000)

            COLUMN                                        COLUMN             COLUMN              COLUMN            COLUMN
               A                                             B                 C                    D                 E
----------------------------------------------------------------------------------------------------------------------------
                                                         Balance at         Additions                              Balance
                                                         Beginning         Charged to                             at End of
DESCRIPTION                                              of Period        Costs & Exp.         Deductions           Period
----------------------------------------------------------------------------------------------------------------------------
INVENTORY

YEAR ENDED JANUARY 31, 1999:
----------------------------
Inventory Obsolescence                                    $1,486              $1,298              $  846              $1,938

YEAR ENDED JANUARY 31, 1998:
----------------------------
Inventory Obsolescence                                    $1,509              $  678              $  701              $1,486

YEAR ENDED JANUARY 31, 1997:
----------------------------
Inventory Obsolescence                                    $1,449              $1,681              $1,621              $1,509

OTHER

YEAR ENDED JANUARY 31, 1999:
----------------------------
Other                                                     $  508              $  830              $  534              $  804

YEAR ENDED JANUARY 31, 1998:
----------------------------
Other                                                     $  505              $  321              $  318              $  508

YEAR ENDED JANUARY 31, 1997:
----------------------------
Other                                                     $  461              $  351              $  307              $  505


INDEPENDENT AUDITORS' REPORT ON SCHEDULE


Board of Directors and Stockholders of
  Sharper Image Corporation


We have audited the financial statements of Sharper Image Corporation as of January 31, 1999 and 1998 and for each of the three years in the period ended January 31, 1999, and have issued our report thereon dated March 26, 1999; such financial statements and report are included in your 1998 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Sharper Image Corporation, listed in Item
14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, whom considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP


San Francisco, California
March 26, 1999

                                  EXHIBIT INDEX

3.1 Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 (Registration No. 33-12755).)

3.2 Bylaws. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 (Registration No. 33-12755).)

10.1 Amended and Restated Stock Option Plan. (Incorporated by reference to appendix to Proxy Statement for annual meeting to be held June 7, 1999)

10.2 1994 Non-Employee Director Stock Option Plan dated October 7, 1994, as amended. (Incorporated by reference to appendix to Proxy Statement for annual meeting to be held June 7, 1999)

10.3 Cash or Deferred Profit Sharing Plan, as amended. (Incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1 (Registration No. 33-12755).)

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


10.20 Employment Agreement between the Company and Mr. Barry Gilbert, its Vice Chairman and Chief Operating Officer dated and effective December 2, 1996. (Incorporated by reference to Exhibit 10.20 to the Form 10-K for the year ended January 31, 1997).

10.21 Amendment to the Financing Agreement dated February 13, 1997 between the Company and The CIT Group/Business Credit Inc. (Incorporated by reference to Exhibit 10.21 to the Form 10-K for the year ended January 31, 1997).

10.22 Warrant to Purchase Common Stock Agreement dated February 13, 1997 between the Company and The CIT Group/Business Credit Inc. (Incorporated by reference to Exhibit 10.22 to the Form 10-K for the year ended January 31, 1997).

10.23 Amendment to the Financing Agreement dated March 24, 1997 between the Company and The CIT Group/Business Credit Inc. (Incorporated by reference to Exhibit 10.23 to the Form 10-K for the year ended January 31, 1997).

10.24 Warrant to Purchase Common Stock Agreement dated April 6, 1998 between the Company and The CIT Group/Business Credit Inc. (Incorporated by reference to Exhibit 10.24 to the Form 10-K for the year ended January 31, 1998).

10.25 Amendment to the Financing Agreement dated April 6, 1998 between the Company and The Cit Group/Business Credit Inc. (Incorporated by reference to Exhibit 10.25 to the Form 10-K for the year ended January 31, 1998).

10.26 Amendment to Employment Agreement between the Company and Mr. Barry Gilbert, its Vice Chairman and Chief Operating Officer dated and effective November 30, 1998.

11.1     Statement Re:  Computation of Earnings per Share.

13.1     1998 Annual Report to Stockholders.

23.1     Independent Auditors' Consent.

27.0     Financial Data Schedule.