Form 10-Q
period 1999-04-30
SHARPER IMAGE CORP
filed 1999-06-14
CIK 811696

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 1999 or

[ ]   Transition  report  pursuant  to  Section  13 or 15(d) of the  Securities
      Exchange Act of 1934 for the transition period from          to
                                                          ---------    ---------



Commission File Number:  0-15827



                            SHARPER IMAGE CORPORATION
             (Exact name of registrant as specified in its charter)


        Delaware                                        94-2493558
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

       Common Stock, $0.01 par value, 8,964,831 shares as of June 9, 1999

PART I
FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

SHARPER IMAGE CORPORATION
CONDENSED BALANCE SHEETS
                                                                   April 30,    January 31,     April 30,
                                                                     1999          1999           1998
Dollars in thousands, except per share amounts                    (Unaudited)    (Note A)      (Unaudited)
                                                                  -----------    --------      -----------
ASSETS
Current Assets:
   Cash and equivalents                                            $   539        $ 8,389        $   483
   Accounts receivable, net of allowance for doubtful
    accounts of $769, $804 and $799                                  5,458          6,787          6,872
   Merchandise inventories                                          34,870         32,598         31,043
   Deferred catalog costs                                            3,354          2,454          5,523
   Prepaid expenses and other                                        7,076          5,605          5,274
                                                                   -------        -------        -------
Total Current Assets                                                51,297         55,833         49,195
Property and equipment, net                                         22,241         22,513         20,129
Deferred taxes and other assets                                      3,698          3,699          3,185
                                                                   -------        -------        -------
Total Assets                                                       $77,236        $82,045        $72,509
                                                                   =======        =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                           $29,158        $28,613        $24,241
   Deferred revenue                                                  7,020          7,268          6,481
   Income taxes payable                                               --            3,314              1
   Current portion of notes payable                                    471            635            952
                                                                   -------        -------        -------
Total Current Liabilities                                           36,649         39,830         31,675
Revolving loan                                                        --             --            7,616
Notes payable                                                        2,477          2,513          3,059
Other liabilities                                                    3,018          3,053          3,171
                                                                   -------        -------        -------
Total Liabilities                                                   42,144         45,396         45,521
                                                                   -------        -------        -------

Commitments and contingencies                                         --             --             --

Stockholders' Equity:
 Preferred stock, $0.01 par value:
  Authorized 3,000,000 shares: Issued and outstanding, none           --             --             --
 Common stock, $0.01 par value:
  Authorized 25,000,000 shares: Issued and outstanding,
  8,964,048; 8,916,995 and 8,365,100 shares                             89             89             83
 Additional paid-in capital                                         12,743         12,589          9,726
 Retained earnings                                                  22,260         23,971         17,179
                                                                   -------        -------        -------
Total Stockholders' Equity                                          35,092         36,649         26,988
                                                                   -------        -------        -------
Total Liabilities and Stockholders' Equity                         $77,236        $82,045        $72,509
                                                                   =======        =======        =======

              See notes to condensed financial statements.

SHARPER IMAGE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                                                       Three Months Ended
Dollars in thousands, except per share amounts             April 30,
                                                           ---------
                                                       1999                1998
                                                -----------         -----------
REVENUES:
   Sales                                        $    45,621         $    45,108
   Less: returns and allowances                       5,137               5,870
                                                -----------         -----------
  Net Sales                                          40,484              39,238
   Other revenue                                        375                 513
                                                -----------         -----------
                                                     40,859              39,751
                                                -----------         -----------


COST AND EXPENSES:
   Cost of products                                  20,280              20,743
   Buying and occupancy                               6,748               6,337
   Advertising and promotion                          4,234               4,512
   General, selling and administrative               12,413              11,646
                                                -----------         -----------
                                                     43,675              43,238
                                                -----------         -----------

OPERATING LOSS                                       (2,816)             (3,487)

OTHER INCOME (EXPENSE):
   Interest expense, net                                (41)               (165)
   Other income, net                                      5                   2
                                                -----------         -----------
                                                        (36)               (163)
                                                -----------         -----------

Loss Before Income Tax Benefit                       (2,852)             (3,650)

Income tax benefit                                   (1,141)             (1,460)
                                                -----------         -----------

Net Loss                                        $    (1,711)        $    (2,190)
                                                ===========         ===========

Net Loss Per Share, basic and diluted           $     (0.19)        $     (0.26)
                                                ===========         ===========

Weighted Average Number of Shares,
   basic and diluted                              8,944,669           8,361,017


                  See notes to condensed financial statements.

SHARPER IMAGE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)                                                                       Three Months Ended
                                                                                      April 30,
                                                                                      ---------
Dollars in thousands                                                             1999             1998
                                                                             --------         --------
Cash was Provided by (Used for) Operating Activities:
   Net loss                                                                  $ (1,711)        $ (2,190)
   Adjustments to reconcile net loss to net cash used for operations:
     Depreciation and amortization                                              1,488            1,148
     Deferred rent expense                                                         31               18
     Deferred income taxes                                                     (1,141)          (1,460)
   Changes in:
     Merchandise inventories                                                   (2,272)           3,491
     Accounts receivable                                                        1,329            1,317
     Deferred catalog costs, prepaid expenses and other assets                 (1,229)            (926)
     Accounts payable and accrued expenses                                        545          (10,862)
     Deferred revenue, income taxes payable and other liabilities              (3,628)            (354)
                                                                             --------         --------
Cash Used for Operating Activities                                             (6,588)          (9,818)
                                                                             --------         --------

Cash was Provided by (Used for) Investing Activities:
   Property and equipment expenditures                                         (1,216)            (603)
                                                                             --------         --------
Cash Used for Investing Activities                                             (1,216)            (603)
                                                                             --------         --------

Cash was Provided by (Used for) Financing Activities:
   Proceeds from revolving loan                                                  --             12,166
   Payments on revolving loan                                                    --             (4,550)
   Issuance of common stock for stock options, net of repurchases                 154               22
   Principal payments on notes payable                                           (200)            (235)
                                                                             --------         --------
Cash Provided by (Used for) Financing Activities                                  (46)           7,403
                                                                             --------         --------

Net Decrease in Cash and Equivalents                                           (7,850)          (3,018)
                                                                             --------         --------
Cash and Equivalents at Beginning of Period                                     8,389            3,501
                                                                             --------         --------

Cash and Equivalents at End of Period                                        $    539         $    483
                                                                             ========         ========



Supplemental Disclosure of Cash Paid for:
   Interest                                                                  $    101         $    162
   Income Taxes                                                              $  3,418         $   --

                               See notes to condensed financial statements.

                            SHARPER IMAGE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                Three-month periods ended April 30, 1999 and 1998

                                   (Unaudited)
NOTE A- Financial Statements

The condensed balance sheets at April 30, 1999 and 1998, and the related condensed statements of operations and cash flows for the three-month periods ended April 30, 1999 and 1998 have been prepared by Sharper Image Corporation (the "Company"), without audit. In the opinion of management, the condensed financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of April 30, 1999 and 1998, and for all periods then ended. The balance sheet at January 31, 1999, presented herein, has been derived from the audited balance sheet of the Company.

Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted from these interim financial statements. Accordingly, these interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report.

The Company's business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the Holiday shopping season. A secondary peak period for the Company is June, reflecting the gift giving for Father's Day and graduations. A substantial portion of the Company's total revenues and all or most of the Company's net earnings occur in the fourth quarter ending January 31. The Company, as is typical in the retail industry, generally experiences lower revenues and earnings during the other quarters and has incurred and may continue to incur losses in these quarters. The results of operations for these interim periods are not necessarily indicative of the results for the full fiscal year.

Certain reclassifications have been made to prior periods' financial statements in order to conform with current period presentations.

NOTE B- Revolving Loan and Notes Payable

The Company has a revolving secured credit facility with The CIT Group/Business Credit, Inc. (CIT) which expires September 2003. The credit facility has been amended on several occasions and, as of April 30, 1999, the agreement allows Company borrowings and letters of credit up to a maximum of $30 million for the period from October 1, 1999 through December 31, 1999, and $20 million for other times of the year based on inventory levels. The credit facility is secured by the Company's inventory, accounts receivable, general intangibles and certain other assets. Borrowings under this facility bear interest at either prime plus 0.25% per annum or at LIBOR plus 2.25% per annum, but may change based on financial performance. The credit facility contains certain financial covenants pertaining to interest coverage ratio and net worth and contains limitations on operating leases, other borrowings, dividend payments and stock repurchases. For the three-month period ended April 30, 1999, the Company was in compliance with all covenants. The credit facility allows for seasonal borrowings of up to $30 million for the period October 1 through December 31, 1999, increasing by $1 million for this period in each of the three subsequent years. At April 30, 1999, the Company had no amounts outstanding on its revolving credit facility. As of April 30, 1999, letter of credit commitments outstanding under the credit facility were $2.1 million.

In addition, the credit facility provides for term loans for capital expenditures (Term Loans) up to an aggregate of $4.5 million. Amounts borrowed under the Term Loans bear interest at a variable rate of either prime plus 0.50% per annum or at LIBOR plus 2.50% per annum, but may change based on financial performance. Each Term Loan is to be repaid in 36 equal monthly principal installments. Notes payable included a Term Loan which bears interest at a variable rate of prime plus 0.50%, provides for monthly principal payments of $55,555 plus the related interest payment, and matures in October 1999. At April 30, 1999, the balance of the Term Loan was $0.3 million.

At April 30, 1999, notes payable also included a $2.6 million mortgage loan collateralized by the Company's distribution center. This note bears interest at a fixed rate of 8.40%, provides for monthly payments of principal and interest in the amount of $29,367, and matures in January 2011.

NOTE C - Earnings (Loss) Per Share

Basic earnings per share is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares to be issued through stock options. The potential dilutive effects of stock options are excluded from the diluted earnings per share for the quarters ended April 30, 1999 and 1998 because their inclusion in net loss periods would be anti-dilutive to earnings per share.

NOTE D - Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the resolution of these matters will not have a material effect on the Company's financial position or results of operations.

NOTE E - New Accounting Standard

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. The FASB has recently issued an exposure draft that would extend the required implementation to fiscal years beginning after June 15, 2000. The Company believes that this statement will not have a material effect on its financial statements.

NOTE F - Segment Information

The Company classifies its business interests into two reportable segments: retail stores and catalog. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note A of the 1998 Annual Report. The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income tax expense or benefit. The Company's reportable segments are strategic business units that offer the same products and utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. The Company does not have intersegment sales, but the segments are managed separately because each segment has different channels for selling the product.

Financial information for the Company's business segments is as follows:

                                             Three Months Ended
                                                  April 30,
                                                  ---------
Dollars in thousands                         1999             1998
                                         --------         --------
Revenues:
   Stores                                $ 29,240         $ 26,502
   Catalog                                  8,373           11,944
   Other                                    3,246            1,305
                                         --------         --------
   Total Revenues                        $ 40,859         $ 39,751
                                         --------         --------

Operating Contributions:
   Stores                                $    714         $   (445)
   Catalog                                    870            1,351
   Unallocated                             (4,436)          (4,556)
                                         --------         --------
   Loss Before Income Tax Benefit        $ (2,852)        $ (3,650)
                                         --------         --------

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The condensed balance sheets of the Company as of April 30, 1999 and 1998 and the related condensed statements of operations and cash flows for the three-month periods then ended have been reviewed by the Company's independent accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements is presented herein.

INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors
Sharper Image Corporation
San Francisco, California

We have reviewed the accompanying condensed balance sheets of Sharper Image Corporation as of April 30, 1999 and 1998, and the related condensed statements of operations and cash flows for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Sharper Image Corporation as of January 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 26, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of January 31, 1999 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

June 7, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The following table sets forth the results of operations expressed as a percentage of total revenues for the periods indicated.

                                                          Three Months Ended
                                                              April 30,
                                                              ---------
Percentage of Total Revenues                              1999            1998
                                                      --------        --------
Revenues:
     Net store sales                                      71.6%           66.7%
     Net catalog sales                                    20.5            30.0
     Net Internet sales                                    5.7             1.3
     Net wholesale sales                                   1.3             0.7
     Other revenue                                         0.9             1.3
                                                      --------        --------
Total Revenues                                           100.0%          100.0%

Costs and Expenses:
     Cost of products                                     49.6            52.2
     Buying and occupancy                                 16.5            15.9
     Advertising and promotion                            10.4            11.4
     General, selling and administrative                  30.4            29.3

Other expense, net                                         0.1             0.4
                                                      --------        --------

Loss Before Income Tax Benefit                            (7.0)           (9.2)

Income Tax Benefit                                        (2.8)           (3.7)
                                                      --------        --------

Net Loss                                                  (4.2)%          (5.5)%
                                                      ========        ========

The following table sets forth the components of total revenues for the periods indicated.

                                                           Three Months Ended
                                                               April 30,
                                                               ---------
                                                           1999           1998
                                                       --------        -------
Revenues (dollars in thousands)
Net store sales                                         $29,240        $26,502
Net catalog sales                                         8,373         11,944
Net Internet sales                                        2,329            520
Net wholesale sales                                         542            272
                                                       --------        -------
     Total Net Sales                                     40,484         39,238
List rental                                                 282            322
Licensing                                                    93            191
                                                       --------        -------

     Total Revenues                                     $40,859        $39,751
                                                       ========        =======

Revenues

Net sales for the three-month period ended April 30, 1999, increased $1,246,000, or 3.2% from the comparable period of the prior year. The increase in net sales reflects an increase of approximately 13% in net sales derived from Sharper Image stores, The Sharper Image catalog and Internet operations, partially offset by the decrease in net sales attributable to the Sharper Image Home Collection catalog due to the discontinuance of the test mailing of the Sharper Image Home Collection catalog in fiscal 1998. Returns and allowances for the three-month period ended April 30, 1999, were 11.3% of sales, as compared with 13.0% of sales for the comparable prior year period. Continued increases in sales of Sharper Image Design proprietary products and Internet transactions were key to the achievement of the overall increase in net sales.

For the three-month period ended April 30, 1999 as compared with the same period last year, net store sales increased $2,738,000, or 10.3% and comparable store sales increased 6.2%. The increase in net store sales for the three-month period ended April 30, 1999 as compared with the same prior year period reflects a 15.3% increase in total store transactions, which was partially offset by a 4.3% decrease in average revenue per transaction. The increase in net store sales for the three-month period ended April 30, 1999 is also attributable to the opening of six new stores since April 30, 1998, partially offset by the effects of closing two stores, each of which closed at its lease maturity during the quarter ended April 30, 1998.

For the three-month period ended April 30, 1999, net catalog sales decreased $3,571,000 or 29.9%, as compared with the same period last year. The primary reason for the decrease in net catalog sales for the three-month period ended April 30, 1999 compared to the same period in 1998 was the decrease in the Sharper Image Home Collection Catalog sales due to the discontinuation of the test mailings of that catalog in fiscal 1998. The net catalog sales decrease attributable to the Home Collection catalog was $3,444,000 for the quarter ended April 30, 1999 compared to the same period last year. Excluding the operations of Home Collection Catalog, net catalog sales decreased $127,000, or 1.5% for the three-month period ended April 30, 1999 compared to the same prior year period. This decrease in Sharper Image Catalog net sales reflects a 3.8% decrease in average revenue per order, which was partially offset by an increase of 2.4% in orders compared to the same prior year period. Management believes the slight decrease in Sharper Image catalog sales is also attributable to a 7.4% decrease in Sharper Image Catalog pages circulated in the three-month period ended April 30, 1999 as compared to the same period last year. Management is continually reviewing the pages and the number of catalogs circulated in its efforts to optimize the revenues from catalog advertising.

For the three-month period ended April 30, 1999, the Company's Internet sales, primarily through the sharperimage.com website, increased to $2,329,000, a 348% increase from the $520,000 for the same period last year. This increase is attributable to a 422% increase in Internet orders, partially offset by a decrease of 14.1% in average revenue per transaction, compared to the same quarter last year. The decrease in average revenue per transaction is partially attributable to the Internet auction activity which began in the quarter ended April 30, 1999. The auction site was launched to further the Company's strategy of increasing its Internet business and attracted additional Internet customers. Through the auction site, customers can bid for and win brand new products and close out items, as well as certain repackaged and refurbished products.

Cost of Products

Cost of products for the three-month period ended April 30, 1999 decreased $463,000, or 2.2%, from the comparable prior year period. The decrease in cost of products is primarily due to the reduced sales of The Sharper Image Home Collection catalog, which carried products with higher costs. Such costs were partially offset by the higher sales volume of the other marketing channels compared to the same period last year. The gross margin rate for the three-month period ended April 30, 1999 was 49.9%, which was 2.8 percentage points better than the comparable period of the prior year. The decrease in cost of products is a result of the improved gross margin rate in 1999 that more than compensated for the increase in cost of products generated from the higher net sales in 1999. The higher gross margin rate reflects an increase in sales of the Sharper Image Design proprietary products to 25.4% of net sales from 12.2% for the comparable prior year period. These proprietary products generally carry higher margins than the Company's other products.

Buying and Occupancy

Buying and occupancy costs for the three-month period ended April 30, 1999 increased $411,000, or 6.5%, from the comparable prior year period. The increase primarily reflects the occupancy costs associated with the six new stores opened since April 30, 1998, which was partially offset by the elimination of the occupancy costs of the two Sharper Image stores closed at their lease maturity during the first quarter of 1998.

Advertising and Promotion Expenses

Advertising and promotion expenses for the three-month period ended April 30, 1999 decreased $278,000, or 6.2%, from the comparable prior year period. The decrease in advertising and promotion was primarily attributable to the discontinuance of The Sharper Image Home Collection Catalog in fiscal 1998. The decrease in advertising and promotion expenses for the three-month period ended April 30, 1999 reflects an 7.4% decrease in pages circulated for The Sharper
Image catalog, which was partially offset by other advertising costs, such as infomercials and other direct response mailings.

General, Selling and Administrative Expenses

General, selling and administrative expenses for the three-month period ended April 30, 1999 increased $767,000, or 6.6%, from the comparable prior year period. The increase was primarily due to increases in overall selling expenses related to the increase in net sales.

Other Income (Expense)

Other expense, net, for the three-month period ended April 30, 1999, decreased $127,000 from the comparable prior year periods, reflecting the decrease in interest expense due to decreased borrowings under the Company's revolving credit loan facility resulting from the Company's improved cash and cash equivalents position created from improved operating results for the quarters ended January 31, 1999 and April 30, 1999.

Liquidity and Capital Resources

The Company met its short-term liquidity needs and its capital requirements in the three-month period ended April 30, 1999 with available cash and trade credit. During the three-month period ended April 30, 1999, the Company's used cash primarily for working capital purposes resulting in a decrease in cash by $7,850,000 to $539,000.

The Company has a revolving secured credit facility with The CIT Group/Business Credit, Inc. (CIT) which expires September 2003. The credit facility has been amended on several occasions and, as of April 30, 1999, the agreement allows Company borrowings and letters of credit up to a maximum of $30 million for the period from October 1, 1999 through December 31, 1999, and $20 million for other times of the year based on inventory levels. The credit facility is secured by the Company's inventory, accounts receivable, general intangibles and certain other assets. Borrowings under this facility bear interest at either prime plus 0.25% per annum or at LIBOR plus 2.25% per annum, but may change based on financial performance. The credit facility contains certain financial covenants pertaining to interest coverage ratio and net worth and contains limitations on operating leases, other borrowings, dividend payments and stock repurchases. For the three-month period ended April 30, 1999, the Company was in compliance with all covenants. The credit facility allows for seasonal borrowings of up to $30 million for the period October 1 through December 31, 1999, increasing by $1 million for this period in each of the three subsequent years. At April 30, 1999, the Company had no amounts outstanding on its revolving credit facility. As of April 30, 1999, letter of credit commitments outstanding under the credit facility were $2.1 million.

In addition, the credit facility provides for term loans for capital expenditures (Term Loans) up to an aggregate of $4.5 million. Amounts borrowed under the Term Loans bear interest at a variable rate of either prime plus 0.50% per annum or at LIBOR plus 2.50% per annum, but may change based on financial performance. Each Term Loan is to be repaid in 36 equal monthly principal installments. Notes payable included a Term Loan which bears interest at a variable rate of prime plus 0.50%, provides for monthly principal payments of $55,555 plus the related interest payment, and matures in October 1999. At April 30, 1999, the balance of the Term Loan was $0.3 million.

At April 30, 1999, notes payable also included a $2.6 million mortgage loan collateralized by the Company's distribution center. This note bears interest at a fixed rate of 8.40%, provides for monthly payments of principal and interest in the amount of $29,367, and matures in January 2011.

During the three-month period ended April 30, 1999, the Company opened two new stores in Tampa, Florida and Palm Desert, California. The total capital expenditures estimated for new and existing stores, corporate headquarters, and the existing distribution center for fiscal 1999 are between $7.0 million and $8.0 million.

The Company believes it will be able to fund its cash needs for the remainder of fiscal 1999 through internally generated cash, trade credit and the credit facility.

On May 25, 1999 the Company filed a registration statement with the Securities and Exchange Commission relating to a proposed offering of 3.0 million shares of its common stock, all of which shares are being offered by the Company. The Company will also grant the underwriters an option to purchase an additional 450,000 shares of common stock for the purposes of covering over-allotments, if any. J.P. Morgan & Co. and U.S. Bancorp Piper Jaffray are the underwriters of this offering. The Company intends to use the proceeds from this offering for general corporate purposes, including investments in the Company's Internet business and for expansion of its distribution and fulfillment capacity.

Seasonality

The Company's business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the Holiday shopping season. A secondary peak period for the Company is June, reflecting the gift giving for Father's Day and graduations. A substantial portion of the Company's total revenues and all or most of the Company's net earnings occur in the fourth quarter ending January 31. The Company, as is typical in the retail industry, generally experiences lower revenues and earnings during the other quarters and has incurred and may continue to incur losses in these quarters. The results of operations for these interim periods are not necessarily indicative of the results for the full fiscal year.

Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risks, which include changes in interest rates and, to a lesser extent, foreign exchange rates. The Company does not engage in financial transactions for trading or speculative purposes.

The interest payable on the Company's credit facility is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable debt rose 0.8% (10% from the bank's reference rate) as of April 30, 1999, the Company's results from operation and cash flows would not be materially affected. In addition, the Company has fixed and variable income investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio.

The Company enters into a significant amount of purchase obligations outside of the U.S. which are settled in U. S. dollars, and therefore, has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that foreign currency exchange risk is immaterial

Year 2000 Matters

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

In 1996,  the Company  developed a detailed  year 2000  Conversion  Project Plan
(Plan) to address the methods to correct possible disruptions of operations due to the year 2000 issue. The Plan took into consideration the following items:
(i) identification and inventorying of hardware, application software, and equipment utilizing programmable logic chips to control aspects of their operation, with potential year 2000 problems; (ii) assessment of scope of year 2000 issues for, and assigning priorities to, each item based on its importance to the Company's operations; (iii) remediation of year 2000 issues in accordance with assigned priorities, by correction, upgrade, replacement or retirement; (iv) testing for and validation of year 2000 compliance; and, (v) determination of key vendors and customers and their year 2000 compliance. Because the Company uses a variety of information technology systems, internally-developed and third-party provided software and embedded chip equipment, depending upon business function and location, various aspects of the Company's year 2000 efforts are in different phases and are proceeding in parallel. The Company's main operating system and hardware have been upgraded for year 2000 compliance. The application conversion process encompasses all areas of operations of the Company, from verification of the year 2000 compliance of the software accounting packages, to email systems, to telephone systems. Based upon a detailed review and update of the Plan performed in April 1999, conversion of all Company systems and programs is expected to be completed with full implementation by the end of June 1999. In addition, a systemwide test will be completed by September 1999 to simulate the rollover to January 1, 2000, to ensure all critical systems supporting the business will remain operational.

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

Through April 30, 1999, the Company has expensed approximately $315,000 on work related to year 2000 compliance. The estimated cost for this project is between $400,000 and $600,000, and is being funded through operating cash flows. The total estimated cost for this project includes a provision for the potential costs associated with third party vendor or supplier failures.

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

The Company presently believes that the most reasonably likely worst-case scenarios that the Company might confront with respect to year 2000 issues have to do with third parties not being year 2000 compliant. The Company is presently evaluating vendor and customer compliance and developing contingency plans, such as alternate vendor opportunities, after obtaining compliance evaluations. The Company timeline is to develop contingency plans by September 1999.

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


Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

 3.1 Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 (Registration No. 33-12755).)

 3.2 Bylaws. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 (Registration No. 33-12755).)

10.1 Amended and Restated Stock Option Plan. (Incorporated by reference to Form 14A for the fiscal year ended January 31, 1999).

10.2 1994 Non-Employee Director Stock Option Plan dated October 7, 1994, as amended (Incorporated by reference to appendix to Form 14A for the fiscal year ended January 31, 1999).

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

10.10 Financing Agreement dated September 21, 1994 between the Company and CIT Group/Business Credit Inc. (Incorporated by reference to Exhibit 10.12 to Form 10-Q for the quarter ended October 31, 1994)

10.11  The Sharper  Image  401(K)  Savings  Plan  (Incorporated  by reference to
       Exhibit 10.21 to Registration Statement of Form S-8 (Registration No. 33-80504) dated June 21, 1994))

10.12 Chief Executive Officer Compensation Plan dated February 3, 1995. (Incorporated by reference to Exhibit 10.24 to the Form 10-K for the fiscal year ended January 31, 1995.)

10.13 Annual Report for the Sharper Image 401(K) Savings Plan (incorporated by reference to Form 11-K (Registration No. 33-80504) for the plan year ended December 31, 1995.)

10.14 Split-Dollar Agreement between the Company and Mr. R. Thalheimer, its Chief Executive Officer dated October 13, 1995, effective as of May 17, 1995. (Incorporated by reference to Exhibit 10.17 to the Form 10-K for the fiscal year ended January 31, 1996.)

10.15 Assignments of Life Insurance Policy as Collateral, both dated October 13, 1995, effective May 17, 1995. (Incorporated by reference to Exhibit
       10.18 to the Form 10-K for the fiscal year ended January 31, 1996.)

10.16 Amendment to the Financing Agreement dated May 15, 1996 between the Company and The CIT Group/Business Credit Inc. (Incorporated by reference to Exhibit 10.19 to the Form 10Q for the quarter ended April 30, 1996).

10.17 Warrant to Purchase Common Stock Agreement dated May 15, 1996 between the Company and The CIT Group/Business Credit Inc. (Incorporated by reference to Exhibit 10.20 to the Form 10Q for the quarter ended April 30, 1996).

10.18 CAPEX Term Loan Promissory note dated October 15, 1996 between the Company and The CIT Group/Business Credit Inc. (Incorporated by reference to Exhibit 10.21 to the Form 10Q for the quarter ended October 31, 1996.)

10.19 Employment Agreement between the Company and Mr. Barry Gilbert, its Vice Chairman and Chief Operating Officer dated and effective December 2, 1996. (Incorporated by reference to Exhibit 10.20 to the Form 10-K for the fiscal year ended January 31, 1997.)

10.20 Amendment to the Financing Agreement dated February 13, 1997 between the Company and The CIT Group/Business Credit Inc. (Incorporated by reference to Exhibit 10.21 to the Form 10-K for the fiscal year ended January 31, 1997.)

10.21 Warrant to Purchase Common Stock Agreement dated February 13, 1997 between the Company and The CIT Group/Business Credit Inc. (Incorporated by reference to Exhibit 10.22 to the Form 10-K for the fiscal year ended January 31, 1997.)

10.22 Amendment to the Financing Agreement dated March 24, 1997 between the Company and The CIT Group/Business Credit Inc. (Incorporated by reference to Exhibit 10.23 to the Form 10-K for the fiscal year ended January 31, 1997.)

10.23 Warrant to Purchase Common Stock Agreement dated April 6, 1998 between the Company and the CIT Group/Business Credit Inc. (Incorporated by reference to Exhibit 10.24 to the Form 10-K for the fiscal year ended January 31, 1998.)

10.24 Amendment to the Financing Agreement dated April 6, 1998 between the Company and The CIT Group/Business Credit Inc. (Incorporated by reference to Exhibit 10.25 to the Form 10-K for the fiscal year ended January 31, 1998.)

10.25 Amendment to Employment Agreement between the Company and Mr. Barry Gilbert, its Vice Chairman and Chief Operating Officer dated and effective November 30, 1998.

15.0   Letter Re: Unaudited Interim Financial Information.

27.0   Financial Data Schedule

(b)    Reports on Form 8-K

       The Company has not filed any reports on Form 8-K for the three months ended April 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               SHARPER IMAGE CORPORATION



Date:     June 7, 1999                         by:/s/  Tracy Y. Wan
                                                  ------------------------------
                                                        Tracy Y. Wan
                                                        President
                                                        Chief Operating Officer



                                               by:/s/  Jeffrey P. Forgan
                                                  ------------------------------
                                                        Jeffrey P. Forgan
                                                        Senior Vice President
                                                        Chief Financial Officer