Form 10-Q
period 1999-07-31
SHARPER IMAGE CORP
filed 1999-09-14
CIK 811696

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to
     ________________


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes _X_ No ___

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

    Common Stock, $0.01 par value, 11,965,730 shares as of September 10, 1999

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SHARPER IMAGE CORPORATION
CONDENSED BALANCE SHEETS

                                                                                       July 31,         January 31,       July 31,
                                                                                         1999               1999            1998
Dollars in thousands, except per share amounts                                        (Unaudited)         (Note A)       (Unaudited)
                                                                                     -----------         --------       -----------
ASSETS
Current Assets:
   Cash and equivalents                                                                 $ 25,894          $  8,389          $    593
   Accounts receivable, net of allowance for doubtful
    accounts of $1,008, $804 and $644                                                      5,737             6,787             5,171
   Merchandise inventories                                                                34,844            32,598            25,243
   Deferred catalog costs                                                                  2,482             2,454             4,837
   Prepaid expenses and other                                                              6,782             5,605             5,777
                                                                                        --------          --------          --------
Total Current Assets                                                                      75,739            55,833            41,621
Property and equipment, net                                                               23,021            22,513            20,078
Deferred taxes and other assets                                                            4,063             3,699             3,381
                                                                                        --------          --------          --------
Total Assets                                                                            $102,823          $ 82,045          $ 65,080
                                                                                        ========          ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                                                $ 24,500          $ 28,613          $ 23,851
   Deferred revenue                                                                        6,996             7,268             6,220
   Income taxes payable                                                                     --               3,314              --
   Current portion of notes payable                                                          308               635               958
                                                                                        --------          --------          --------
Total Current Liabilities                                                                 31,804            39,830            31,029
Revolving loan                                                                              --                --               1,975
Notes payable                                                                              2,441             2,513             2,818
Other liabilities                                                                          3,241             3,053             3,134
                                                                                        --------          --------          --------
Total Liabilities                                                                         37,486            45,396            38,956
                                                                                        --------          --------          --------

Commitments and contingencies                                                               --                --                --

Stockholders' Equity:
 Preferred stock, $0.01 par value:
  Authorized 3,000,000 shares: Issued and outstanding, none                                 --                --                --
 Common stock, $0.01 par value:
  Authorized 25,000,000 shares: Issued and outstanding,
  11,965,730, 8,916,995 and 8,529,750 shares                                                 119                89                85
 Additional paid-in capital                                                               43,060            12,589            10,043
 Retained earnings                                                                        22,158            23,971            15,996
                                                                                        --------          --------          --------
Total Stockholders' Equity                                                                65,337            36,649            26,124
                                                                                        --------          --------          --------
Total Liabilities and Stockholders' Equity                                              $102,823          $ 82,045          $ 65,080
                                                                                        ========          ========          ========

                                                 See notes to financial statements.

SHARPER IMAGE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                      Three Months Ended                     Six Months Ended
Dollars in thousands, except per share amounts                             July 31,                             July 31,
                                                               ------------------------------        ------------------------------
                                                                  1999               1998               1999               1998
                                                               -----------        -----------        -----------        -----------
REVENUES:
   Sales                                                       $    64,463        $    55,367        $   110,084        $   100,476
   Less: returns and allowances                                      7,028              6,155             12,165             12,025
                                                               -----------        -----------        -----------        -----------
  Net Sales                                                         57,435             49,212             97,919             88,451
   Other revenue                                                       269                320                644                832
                                                               -----------        -----------        -----------        -----------
                                                                    57,704             49,532             98,563             89,283
                                                               -----------        -----------        -----------        -----------

COST AND EXPENSES:
   Cost of products                                                 28,355             25,780             48,635             46,522
   Buying and occupancy                                              6,887              6,261             13,635             12,599
   Advertising and promotion                                         8,193              6,904             12,427             11,416
   General, selling, and administrative                             14,332             12,383             26,745             24,030
                                                               -----------        -----------        -----------        -----------
                                                                    57,767             51,328            101,442             94,567
                                                               -----------        -----------        -----------        -----------

OPERATING LOSS                                                         (63)            (1,796)            (2,879)            (5,284)
                                                               -----------        -----------        -----------        -----------

OTHER INCOME (EXPENSE):
   Interest expense - net                                             (101)              (181)              (142)              (347)
   Other - net                                                          (6)                 5                 (1)                 9
                                                               -----------        -----------        -----------        -----------
                                                                      (107)              (176)              (143)              (338)
                                                               -----------        -----------        -----------        -----------

Loss Before Income Tax Benefit                                        (170)            (1,972)            (3,022)            (5,622)

Income Tax Benefit                                                     (68)              (789)            (1,209)            (2,249)
                                                               -----------        -----------        -----------        -----------

Net Loss                                                       $      (102)       $    (1,183)       $    (1,813)       $    (3,373)
                                                               ===========        ===========        ===========        ===========

Net Loss Per Share - basic and diluted                         $     (0.01)       $     (0.14)       $     (0.20)       $     (0.40)
                                                               ===========        ===========        ===========        ===========

Weighted Average Number of Shares -
  basic and diluted                                              9,095,492          8,525,826          9,021,330          8,444,787

                                                 See notes to financial statements.

SHARPER IMAGE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)                                                                                                Six Months Ended
                                                                                                                July 31,
                                                                                                       ----------------------------
Dollars in thousands                                                                                     1999               1998
                                                                                                       --------            --------
Cash was Provided by (Used for) Operating Activities:
   Net loss                                                                                            $ (1,813)           $ (3,373)
   Adjustments to reconcile net loss to net cash used for operations:
     Depreciation and amortization                                                                        3,093               2,329
     Deferred rent expense                                                                                   73                  39
     Deferred income taxes                                                                               (1,308)             (2,249)
  Changes in:
     Merchandise inventories                                                                             (2,246)              9,291
     Accounts receivable                                                                                  1,050               3,018
     Deferred catalog costs, prepaid expenses and other                                                    (261)               (150)
     Accounts payable and accrued expenses                                                               (4,113)            (11,396)
     Deferred revenue, income taxes payable and other liabilities                                        (3,471)               (674)
                                                                                                       --------            --------
Cash Used for Operating Activities                                                                       (8,996)             (3,165)
                                                                                                       --------            --------

Cash was Provided by (Used for) Investing Activities:
   Property and equipment expenditures                                                                   (3,612)             (1,748)
   Proceeds from disposal of equipment                                                                       11                 159
                                                                                                       --------            --------
Cash Used for Investing Activities                                                                       (3,601)             (1,589)
                                                                                                       --------            --------

Cash was Provided by (Used for) Financing Activities:
   Proceeds from revolving loan                                                                          11,955              21,152
   Payments on revolving loan                                                                           (11,955)            (19,177)
   Proceeds from issuance of common stock                                                                30,501                 341
   Principal payments on notes payable                                                                     (399)               (470)
                                                                                                       --------            --------
Cash Provided by Financing Activities                                                                    30,102               1,846
                                                                                                       --------            --------

Net Increase (Decrease) in Cash and Equivalents                                                          17,505              (2,908)
                                                                                                       --------            --------
Cash and Equivalents at Beginning of Period                                                               8,389               3,501
                                                                                                       --------            --------

Cash and Equivalents at End of Period                                                                  $ 25,894            $    593
                                                                                                       ========            ========

Supplemental Disclosure of Cash Paid for:
   Interest                                                                                            $    205            $    351
   Income Taxes                                                                                        $      0            $      0

                                                 See notes to financial statements.

                            SHARPER IMAGE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

         Three-month and six-month periods ended July 31, 1999 and 1998

                                   (Unaudited)

NOTE A - Financial Statements

The condensed balance sheets at July 31, 1999 and 1998, and the related condensed statements of operations and cash flows for the three-month and six-month periods ended July 31, 1999 and 1998 have been prepared by the Sharper Image Corporation ("the Company"), without audit. In the opinion of management, the condensed financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 31, 1999 and 1998, and for all periods then ended. The balance sheet at January 31, 1999, presented herein, has been derived from the audited balance sheet of the Company.

Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted from these interim financial statements. Accordingly, these interim condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report.

The Company's business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the Holiday shopping season. A secondary peak period for the Company is June, reflecting the gift giving for Father's Day and graduations. A substantial portion of the Company's total revenues and all or most of the Company's net earnings occur in the fourth quarter ending January 31. The Company, as is typical in the retail industry, generally experiences lower revenues and net operating results during the other quarters and has incurred and may continue to incur losses in these quarters. The results of operations for these interim periods are not necessarily indicative of the results for the full fiscal year.

Certain reclassifications have been made to prior periods' financial statements in order to conform with current period presentations.


NOTE B - Revolving Loan and Notes Payable

The Company has a revolving secured credit facility with The CIT Group/Business Credit, Inc. (CIT) which expires in September 2003. The credit facility has been amended on several occasions and, as of July 31, 1999, the agreement allows Company borrowings and letters of credit up to a maximum of $30 million for the period from October 1, 1999 through December 31, 1999, and $20 million for other times of the year based on inventory levels. The credit facility is secured by the Company's inventory, accounts receivable, general intangibles and certain other assets. Borrowings under this facility bear interest at either prime plus 0.25% per annum or at LIBOR plus 2.25% per annum, but may change based on financial performance. The credit facility contains certain financial covenants pertaining to interest coverage ratio and net worth and contains limitations on operating leases, other borrowings, dividend payments and stock repurchases. For the six-month period ended July 31, 1999, the Company was in compliance with all covenants. The credit facility allows for seasonal borrowings of up to $30 million for the period October 1 through December 31,

1999, increasing by $1 million for this period in each of the three subsequent years. At July 31, 1999, the Company had no amounts outstanding on its revolving credit facility. As of July 31, 1999, letter of credit commitments outstanding under the credit facility were $5.9 million.

In addition, the credit facility provides for term loans for capital expenditures ("Term Loans") up to an aggregate of $4.5 million. Amounts borrowed under the Term Loans bear interest at a variable rate of either prime plus 0.50% per annum or at LIBOR plus 2.50% per annum, but may change based on financial performance. Each Term Loan is to be repaid in 36 equal monthly principal installments. Notes payable included a Term Loan which bears interest at a variable rate of prime plus 0.50%, provides for monthly principal payments of $55,555 plus the related interest payment, and matures in October 1999. At July 31, 1999, the balance of the Term Loan was $0.2 million.

At July 31, 1999, notes payable also included a $2.6 million mortgage loan collateralized by the Company's distribution center. This note bears interest at a fixed rate of 8.40%, provides for monthly payments of principal and interest in the amount of $29,367, and matures in January 2011.


NOTE C - Earnings (Loss) Per Share

Basic earnings per share is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares to be issued through stock options. The potential dilutive effects of stock options are excluded from the diluted earnings per share for the three-month and six-month periods ended July 31, 1999 and 1998 because their inclusion in net loss periods would be anti-dilutive to earnings per share. The Company completed a secondary offering and issued 3.0 million primary shares of common stock on July 22, 1999. As the shares were not outstanding during the entire second quarter, the effect of increasing the weighted average number of shares outstanding for the three-month and six-months ended July 31, 1999 was 130,435 and 66,298, respectively. The dilutive impact of the 3.0 million secondary shares will be included in the weighted average number of shares outstanding calculation for the Company's future quarters.


NOTE D - Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the resolution of these matters will not have a material effect on the Company's financial position or results of operations.


NOTE E - New Accounting Standards

In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments." SFAS 137 extends the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging
Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As amended by SFAS 137, SFAS 133 is effective for fiscal years beginning after June 15, 2000 and is not to be applied retroactively. In the opinion of management, SFAS No. 133 will not have a material effect on the Company's financial position or results of operations.


NOTE F - Segment Information

The Company classifies its business interests into two reportable segments: retail stores and catalog. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note A of the 1998 Annual Report. The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income tax expense or benefit. The Company's reportable segments are strategic business units that offer the same products and utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. The Company does not have intersegment sales, but the segments are managed separately because each segment is a different channel for selling the Company's products.

Financial information for the Company's business segments is as follows:

                                                                   Three Months Ended                       Six Months Ended
                                                                         July 31,                                July 31,
                                                               ----------------------------            ----------------------------
                                                                 1999                1998                1999                1998
                                                               --------            --------            --------            --------
Dollars in thousands
Revenues:
     Stores                                                    $ 39,828            $ 34,067            $ 69,068            $ 60,570
     Catalog                                                     12,449              13,972              20,822              25,916
     Other                                                        5,427               1,493               8,673               2,797
                                                               --------            --------            --------            --------
Total Revenues                                                 $ 57,704            $ 49,532            $ 98,563            $ 89,283
                                                               --------            --------            --------            --------

Operating Contributions:
     Stores                                                    $  4,578            $  2,554            $  5,292            $  2,109
     Catalog                                                        487                 251               1,357               1,635
     Unallocated                                                 (5,235)             (4,777)             (9,671)             (9,366)
                                                               --------            --------            --------            --------
Loss Before Income Tax Benefit                                 $   (170)           $ (1,972)           $ (3,022)           $ (5,622)
                                                               --------            --------            --------            --------


                      INDEPENDENT ACCOUNTANTS REVIEW REPORT

The condensed balance sheets of the Company as of July 31, 1999 and 1998 and the related condensed statements of operations for the three-month and six-month periods then ended and cash flows for the six-month periods then ended have been reviewed by the Company's independent accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements is presented herein.

INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors
Sharper Image Corporation
San Francisco, California

We have reviewed the accompanying condensed balance sheets of Sharper Image Corporation as of July 31, 1999 and 1998, and the related condensed statements of operations for the three-month and six-month periods then ended, and cash flows for the six-month period then ended. These financial statements are the responsibility of the Company's management.

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



August 18, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The following table is derived from the Company's Statements of Operations and shows the results of operations for the periods indicated as a percentage of total revenues.

                                                                        Three Months Ended                     Six Months Ended
                                                                             July 31,                              July 31,
                                                                    ------------------------              ------------------------
                                                                     1999               1998               1999               1998
                                                                    -----              -----              -----              -----
Revenues:
     Net store sales                                                 69.0%              68.8%              70.1%              67.9%
     Net catalog sales                                               21.6               28.2               21.1               29.0
     Net Internet sales                                               7.4                1.5                6.7                1.4
     Net wholesale sales                                              1.5                0.9                1.5                0.8
Other revenue                                                         0.5                0.6                0.6                0.9
                                                                    -----              -----              -----              -----
Total Revenues                                                      100.0%             100.0%             100.0%             100.0%

Costs and Expenses:
     Cost of products                                                49.1               52.1               49.3               52.1
     Buying and occupancy                                            11.9               12.6               13.8               14.1
     Advertising and promotion                                       14.2               13.9               12.6               12.8
     General, selling
      and administrative                                             24.9               25.0               27.1               26.9

Other Expense                                                         0.2                0.4                0.2                0.4
                                                                    -----              -----              -----              -----

Loss Before Income Tax Benefit                                       (0.3)              (4.0)              (3.0)              (6.3)

Income Tax Benefit                                                   (0.1)              (1.6)              (1.2)              (2.5)
                                                                    -----              -----              -----              -----

Net Loss                                                             (0.2)%             (2.4)%             (1.8)%             (3.8)%
                                                                    =====              =====              =====              =====

The following table sets forth the components of total revenues for the periods indicated.

                                                                        Three Months Ended                  Six Months Ended
                                                                              July 31,                           July 31,
                                                                     -------------------------            -------------------------
                                                                       1999              1998              1999              1998
                                                                     -------           -------            -------           -------
Revenues (dollars in thousands)
Net store sales                                                      $39,828           $34,067            $69,068           $60,570
Net catalog sales                                                     12,449            13,972*            20,822            25,916*
Net Internet sales                                                     4,258               715              6,587             1,235
Net wholesale sales                                                      900               458              1,442               730
                                                                     -------           -------            -------           -------

     Total Net Sales                                                  57,435            49,212             97,919            88,451
List rental                                                              220               202                502               523
Licensing                                                                 49               118                142               309
                                                                     -------           -------            -------           -------

     Total Revenues                                                  $57,704           $49,532            $98,563           $89,283
                                                                     =======           =======            =======           =======

* Includes net sales from the Home Collection Catalog of $3.6 million and $7.0 million for the three and six-months ended July 31, 1998 respectively. The mailings of the Home Collection Catalog were terminated in late fiscal 1998 and do not have sales included in the net catalog sales for the three and six-month periods ended July 31, 1999.


Revenues

The Company's second quarter net sales increased $8,223,000, or 16.7%, from the comparable three-month period last year. Net sales for the six-month period ended July 31, 1999, increased $9,468,000, or 10.7%, from the comparable period last year. Returns and allowances for the three-month and six-month periods ended July 31, 1999, were 10.9% and 11.1% of sales, as compared with 11.1% and 12.0% of sales for the comparable prior year periods. The increase in Company net sales for the three and six-month periods ended July 31, 1999 compared to the same periods last year was attributable to increases in net sales from Sharper Image stores of $5,761,000 and $8,498,000, respectively; increases in net sales from the Sharper Image catalog (excluding Home Collection) of $2,077,000 and $1,950,000, respectively; and increases in net sales from Internet operations of $3,543,000 and $5,352,000, respectively. The total Company increase in net sales was partially offset by the decrease in net sales attributable to the discontinuance of the test mailings of the Sharper Image Home Collection catalog in fiscal 1998.

Excluding the net sales of the Sharper Image Home Collection catalog for the three and six-month periods ended July 31, 1998 for comparative purposes, Company net sales increased $11,823,000, or 25.9% and $16,512,000, or 20.3%, respectively. Continued popularity of Sharper Image Design proprietary products, as well as private label products has been a primary factor in the year over year increases in net sales. Sharper Image Design proprietary products increased from 12.9% of net sales in 1998 to 27.1% for the comparable three-month period ended July 31, 1999. Private label products increased from 8.0% of net sales in 1998 to 16.1% for the comparable three-month period ended July 31, 1999. Management believes the effectiveness of its advertising initiatives in the second quarter was also a contributing factor in higher revenue growth.

For the three-month and six-month periods ended July 31, 1999, as compared with the same periods last year, net store sales increased $5,761,000, or 16.9%, and $8,498,000, or 14.0%, and comparable store sales increased by 11.8% and 9.4%, respectively. The increase in net store sales for the three-month period ended July 31, 1999 reflects an 16.0% increase in total store transactions, with a 1.2% increase in average revenue per transaction, compared with the same prior year period. Total store transactions increased 15.7% for the six-months ended July 31, 1999, which was partially offset by a 1.2% decrease in average revenue per transaction, compared with the same prior year period. The increase in net store sales for the three-month and six-month periods ended July 31, 1999 is also attributable to the opening of six new stores since July 31, 1998, partially offset by two stores that closed at their lease maturity during the first fiscal quarter of 1998 and one store that closed at its lease maturity late in the second fiscal quarter of 1999.

For the three-month and six-month periods ended July 31, 1999, net catalog sales decreased $1,523,000 or 10.9%, and $5,094,000 or 19.7%, as compared with the same periods last year. The primary reason for the decrease in net catalog sales was the decrease in the Sharper Image Home Collection Catalog sales due to the discontinuation of the test mailings of that catalog in fiscal 1998. For the three and six-month periods ended July 31, 1999, as compared to the same periods last year, the net catalog sales decrease attributable to the Home Collection Catalog was $3,600,000 and $7,044,000, respectively. Excluding the operations of the Home Collection Catalog in fiscal 1998, net catalog sales increased $2,077,000, or 20.0% for the three-month period ended July 31, 1999 and $1,950,000 or 10.3% for the six-month period ended July 31, 1999 compared to the same prior year periods. The three-month increase in Sharper Image Catalog net sales reflects an increase of 16.9% in transactions and 2.7% increase in average revenue per transaction, compared to the same prior year period. The six-month increase in Sharper Image Catalog net sales reflects an increase of 11.2% in transactions, partially offset by a 0.9% decrease in average revenue per transaction, compared to the same prior year period. Management believes the increase in Sharper Image catalog sales is also attributable to a 9.1% increase in Sharper Image Catalog pages circulated in the three-month period ended July 31, 1999, as compared to the same period last year. Management is continually reviewing the pages and the number of catalogs circulated in its efforts to optimize the revenues from catalog advertising.

For the three-month and six-month periods ended July 31, 1999, the Company's Internet sales from sharperimage.com, which includes the Sharper Image auction site, increased $3,543,000, or 495.5%, and $5,352,000, or 433.3%, respectively, from the same periods last year. The three-month increase in Internet net sales reflects an increase of 601.2% in transactions, partially offset by a 15.1% decrease in average revenue per transaction, compared to the same prior year period. The six-month increase in Internet net sales reflects an increase of 532.1% in transactions, partially offset by a 15.6% decrease in average revenue per transaction, compared to the same prior year period. The decrease in average revenue per transaction is primarily attributable to the Internet auction activity which began in the Company's first quarter ended April 30, 1999, and is also partially attributable to Sharper Image Design products which are being introduced at more popular price points. The auction site was launched to further the Company's strategy of increasing its Internet business and broadening its customer base, and has significantly increased total visits, page views, and page views per visit on the Company's website. The Company launched one-hour Saturday Flash Auctions during the quarter ended July 31, 1999, and is continuing to expand the one-hour auction format due to strong customer response. Through the auction site, the Company offers brand new products and close out items, certain repackaged and refurbished products, as well as certain one-of-a-kind items, and offers the fun to consumers to bid and win products, at less than retail prices. The increase in The Sharper Image store, catalog and Internet sales also reflects the emphasis and the increase in sales of the Company's Sharper Image Design proprietary products.

Cost of Products

Cost of products for the three-month and six-month periods ended July 31, 1999 increased $2,575,000, or 10.0%, and $2,113,000, or 4.5%, from the comparable prior year periods. The increase in cost of products is due to the higher sales volume compared to the same periods last year, partially offset by the reduced sales of The Sharper Image Home Catalog Collection which carried products with higher costs. The gross margin rate for the three-month period ended July 31, 1999 was 50.6% which was 3.0 percentage points better than the comparable prior period. The gross margin rate for the six-month period ended July 31, 1999 was 50.3% which was 2.9 percentage points better than the comparable prior period. The higher gross margin rates reflect an increase in sales of the Sharper Image Design proprietary and private label products, which generally carry higher margins. For the three months ended July 31, 1999, the Sharper Image Design proprietary products percentage of net sales increased to 27.1% from 12.9%, while the private label products increased to 16.1% from 8.0%, compared to the same three-month period last year.

Buying and Occupancy

Buying and occupancy costs for the three-month and six-month periods ended July 31, 1999 increased $626,000, or 10.0%, and $1,036,000, or 8.2% from the comparable prior year periods. The increase primarily reflects the occupancy costs associated with the six new stores opened since July 31, 1998. The six month increase was partially offset by the two stores that closed at their lease maturity during the first three months of 1998, and one store that closed at its lease maturity during the three months ended July 31, 1999.

Advertising and Promotion Expenses

Advertising and promotion expenses for the three-month and six-month periods ended July 31, 1999 increased $1,289,000, or 18.7%, and $1,011,000, or 8.9% from the comparable prior year periods. The increase in advertising and promotion expenses was partially attributable to a 9.1% and 2.2% increase in pages circulated for the three and six-month periods ended July 31, 1999, respectively, compared to the same prior year periods. The increased cost related to increased circulation was partially offset by the reduction in costs attributable to the discontinuance of The Sharper Image Home Collection Catalog in fiscal 1998. In addition, the Company deployed several advertising initiatives to broaden its customer base, including radio advertising, infomercials, direct response mailings, and others. These increased advertising initiatives were launched with the Company goal to acquire new customers which the Company believes will produce additional sales in the stores, catalog and Internet channels in future periods.

General, Selling and Administrative Expenses

General, selling and administrative expenses for the three-month and six-month periods ended July 31, 1999 increased $1,949,000, or 15.7%, and $2,715,000, or
11.3% from the comparable prior year periods. The increase was primarily due to increases in variable expenses from increased net sales, inflationary increases, expenses in the Internet and proprietary product areas for improved operational infrastructure and overall selling expenses related to the opening of six new stores.

Liquidity and Capital Resources

The Company met its short-term liquidity needs and its capital requirements in the six-month period ended July 31, 1999 with cash generated from operations, trade credit, and proceeds from the secondary offering. During the six-month period ended July 31, 1999, the Company's cash increased by $17,505,000 to $25,894,000 primarily due to the 3.0 million primary shares of common stock sold through the Company's secondary offering.

The Company has a revolving secured credit facility with The CIT Group/Business Credit, Inc. (CIT) which expires in September 2003. The credit facility has been amended on several occasions and, as of July 31, 1999, the agreement allows Company borrowings and letters of credit up to a maximum of $30 million for the period from October 1, 1999 through December 31, 1999, and $20 million for other times of the year based on inventory levels. The credit facility is secured by the Company's inventory, accounts receivable, general intangibles and certain other assets. Borrowings under this facility bear interest at either prime plus 0.25% per annum or at LIBOR plus 2.25% per annum, but may change based on financial performance. The credit facility contains certain financial covenants pertaining to interest coverage ratio and net worth and contains limitations on operating leases, other borrowings, dividend payments and stock repurchases. For the six-month period ended July 31, 1999, the Company was in compliance with all covenants. The credit facility allows for seasonal borrowings of up to $30 million for the period October 1 through December 31, 1999, increasing by $1 million for this period in each of the three subsequent years. At July 31, 1999, the Company had no amounts outstanding on its revolving credit facility. As of July 31, 1999, letter of credit commitments outstanding under the credit facility were $5.9 million.

In addition, the credit facility provides for term loans for capital expenditures ("Term Loans") up to an aggregate of $4.5 million. Amounts borrowed under the Term Loans bear interest at a variable rate of either prime plus 0.50% per annum or at LIBOR plus 2.50% per annum, but may change based on financial performance. Each Term Loan is to be repaid in 36 equal monthly principal installments. Notes payable included a Term Loan which bears interest at a variable rate of prime plus 0.50%, provides for monthly principal payments of $55,555 plus the related interest payment, and matures in October 1999. At July 31, 1999, the balance of the Term Loan was $0.2 million.

At July 31, 1999, notes payable also included a $2.6 million mortgage loan collateralized by the Company's distribution center. This note bears interest at a fixed rate of 8.40%, provides for monthly payments of principal and interest in the amount of $29,367, and matures in January 2011.

During the six-month period ended July 31, 1999, the Company opened two stores located in Tampa, Florida and Palm Desert, California, while closing one store in Palm Springs, California at the maturity of the lease. Subsequent to July 31, 1999, the Company opened two new stores located in Buford, Georgia and Providence, Rhode Island, and plans to open one additional Sharper Image store during fiscal 1999. Total capital expenditures estimated for the new and existing stores, corporate headquarters, and the distribution center for fiscal 1999 is between $6 million to $8 million.

The Company believes it will be able to fund its cash needs for the remainder of the fiscal year through internally generated cash, trade credit, credit facility, and existing cash and cash equivalents.

On July 22, 1999 the Company completed an offering of 3.0 million shares of its common stock, all of which shares were offered by the Company. The proceeds from the offering, net of underwriters discount, totaled $30.8 million. The Company intends to use the proceeds from this offering for general corporate purposes, including investments in the Company's Internet business, expansion of its distribution and fulfillment capacity, and working capital purposes.

Seasonality

The Company's business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the Holiday shopping season. A secondary peak period for the Company is June, reflecting the gift giving for Father's Day and graduations. A substantial portion of the Company's total revenues and all or most of the Company's net earnings occur in the fourth quarter ending January 31. The Company, as is typical in the retail industry, generally experiences lower revenues and net operating results during the other quarters and has incurred and may continue to incur losses in these quarters. The results of operations for these interim periods are not necessarily indicative of the results for the full fiscal year.

Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risks, which include changes in interest rates and, to a lesser extent, foreign exchange rates. The Company does not engage in financial transactions for trading or speculative purposes.

The interest payable on the Company's credit facility is based on variable interest rates and could therefore be affected by changes in market interest rates. If interest rates on existing variable debt rose 0.8% (10% from the bank's reference rate) as of July 31, 1999, the Company's results of operations and cash flows would not be materially affected. In addition, the Company has fixed and variable income investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio.

The Company enters into a significant amount of purchase obligations outside of the U.S. which are settled in U. S. dollars, and therefore, has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that foreign currency exchange risk not significant.

Year 2000 Matters

The Company recognizes that the arrival of the year 2000 poses a unique worldwide challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000. The year 2000 issue could result, at the Company and elsewhere, in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or to engage in other normal business activities. The Company has assessed its computer and business processes and is reprogramming its computer applications, as necessary, to provide for their continued functionality. An assessment of the readiness of the external entities with which it interfaces is ongoing.

In 1996,  the Company  developed a detailed  year 2000  Conversion  Project Plan
(Plan) to address the methods to correct possible disruptions of operations due to the year 2000 issue. The Plan took into consideration the following items:
(i) identification and inventorying of hardware, application software, and equipment utilizing programmable logic chips to control aspects of their operation, with potential year 2000 problems; (ii) assessment of scope of year 2000 issues for, and assigning priorities to, each item based on its importance to the Company's operations; (iii) remediation of year 2000 issues in accordance with assigned priorities, by correction, upgrade, replacement or retirement;
(iv) testing for and validation of year 2000 compliance; and, (v) determination of key vendors and customers and their year 2000 compliance. Because the Company uses a variety of information technology systems, internally-developed and third-party provided software and embedded chip equipment, depending upon business function and location, various aspects of the Company's year 2000 efforts are in different phases and are proceeding in parallel. The Company's main operating system and hardware have been upgraded for year 2000 compliance. The application conversion process encompasses all areas of operations of the Company, from verification of the year 2000 compliance of the software accounting packages, to email systems, to telephone systems. Based upon a detailed review and update of the Plan performed in April 1999, conversion of all Company systems and programs was completed with full implementation at the end of June 1999. In addition, a systemwide test is currently in progress and will be completed by October 1999 to simulate the rollover to January 1, 2000, to ensure all critical systems supporting the business will remain operational.

The Company's operations are also dependent on the year 2000 readiness of third parties that do business with the Company. In particular, the Company's information technology systems interact with commercial electronic transaction processing systems to handle customer credit card purchases and other point of sale transactions, and the Company is dependent on third-party suppliers of such infrastructure elements as telephone services, electric power, water, and banking facilities. The Company does not depend to any significant degree on any single merchandise vendor or upon electronic transaction processing with individual vendors for merchandise purchases. The Plan includes identifying and initiating formal communications with key third parties and suppliers and with significant merchandise vendors to determine the extent to which the Company will be vulnerable to such parties' failure to resolve their own year 2000 issues. Although the Company has not been put on notice that any known third party problem will not be resolved, the Company has limited information and no assurance of additional information concerning the year 2000 readiness of third parties. The resulting risks to the Company's business are very difficult to assess. Through July 31, 1999, the Company has expensed approximately $375,000 on work related to year 2000 compliance. The estimated cost for this project is between $400,000 and $425,000, and is being funded through operating cash flows. The total estimated cost for this project includes an estimate for the potential costs associated with third party vendor or supplier failures.

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

The Company presently believes that the most reasonably likely worst-case scenarios that the Company might confront with respect to year 2000 issues have to do with third parties not being year 2000 compliant. The Company is presently evaluating vendor and customer compliance and refining contingency plans, such as alternate vendor opportunities, after obtaining compliance evaluations, and expects to have these plans completed by the end of October 1999.

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

                                     PART II

                                OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

         The Company's 1999 Annual Meeting of Stockholders (the Annual Meeting) was held on June 7, 1999. The following matters were voted on by the stockholders:

         1. Election of five Directors. Mssrs. Richard J. Thalheimer, Alan Thalheimer, Gerald Napier, Morton David, and George James were elected to the Company's Board of Directors. The results of the voting were as follows: 7,912,752 votes in favor of Richard J. Thalheimer, with 423,607 votes withheld; 7,940,704 votes in favor of Alan Thalheimer, with 395,655 votes withheld; 7,965,214 votes in favor of Gerald Napier, with 371,145 votes withheld; 7,965,524 votes in favor of Morton David, with 370,835 votes withheld; and 7,964,474 votes in favor of George James, with 371,885 votes withheld.

         2. Approval of the 1999 Amendment of the Company's Stock Option Plan in order to (i) increase the number of shares of Common Stock reserved for issuance thereunder by an additional 750,000 shares and (ii) to extend the term of the Option Plan through September 30, 2004. The result of the vote was 5,353,337 votes in favor, 548,653 against, 22,847 abstaining, and 2,411,522 broker non-votes.

         3.  Approval  of  the  1999  Amendment  of the  Company's  Non-Employee
         Directors Stock Option Plan in order to (i) increase the number of shares of Common Stock reserved for issuance thereunder by an additional 200,000 shares and (ii) grant the Non-Employee Directors and automatic 2,000 share option each fiscal quarter for each Director wha has served at least six months on the date of the grant and (iii) delete the automatic 1,000 share grant to each eligible Non-Employee Director on the date of the Annual Meeting. The result of the vote was 5,857,790 votes in favor, 135,340 against, 21,797 abstaining, and 2,321,432 broker non-votes.

         4. Ratification of selection of Deloitte & Touche LLP as independent public accountants for the Company for the fiscal year ending January 31, 2000. The result of the vote was 8,301,638 in favor, 19,701 against, and 15,650 abstaining.


Item 6. Exhibits and Reports on Form 8-K

(a)         Exhibits

3.1          Certificate of Incorporation. (Incorporated by reference to Exhibit
             3.1 to Registration Statement on Form S-1 (Registration No. 33-12755).)

3.2 Bylaws. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 (Registration No. 33-12755).)

3.3 Form of Certificate of Designation of Series A Junior participating Preferred Stocks (Incorporated by reference to Exhibit 3.01 to Amendment No. 2 to the Registration Statement on Form S-2.)

4.1          Form of  Rights  Certificate (Incorporated  by reference to Exhibit
             4.01 to Amendment No. 2 to the Registration Statement on Form S-2.)

4.2 Form of Rights Agreement dated as of June 7, 1999 (Incorporated by reference to Exhibit 4.02 to Amendment No. 2 to the Registration Statement on Form S-2.)

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

15.0         Letter Re: Unaudited Interim Financial Information.

27.0         Financial Data Schedule

(b)          Reports on Form 8-K

             The Company has not filed any reports on Form 8-K for the three months ended July 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      SHARPER IMAGE CORPORATION


Date: September 10, 1999              by: /s/ Tracy Y. Wan
                                          --------------------------------------
                                              Tracy Y. Wan
                                              President
                                              Chief Operating Officer



                                      by: /s/ Jeffrey P. Forgan
                                          --------------------------------------
                                              Jeffrey P. Forgan
                                              Senior Vice President
                                              Chief Financial Officer