Form 10-Q
period 1999-10-31
SHARPER IMAGE CORP
filed 1999-12-15
CIK 811696

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 1999 or ____________

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
     ____________

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
                                    Yes X  No
                                        --    --

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

    Common Stock, $0.01 par value, 12,008,995 shares as of December 13, 1999

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHARPER IMAGE CORPORATION
CONDENSED BALANCE SHEETS
                                                                   October 31,      January 31,      October 31,
                                                                      1999             1999             1998
Dollars in thousands, except per share amounts                     (Unaudited)       (Note A)       (Unaudited)
                                                                    --------         --------         --------
ASSETS
Current Assets:
   Cash and equivalents                                             $  7,325         $  8,389         $    711
   Accounts receivable, net of allowance for doubtful
    accounts of $812, $804 and $902                                   10,498            6,787            7,673
   Merchandise inventories                                            52,166           32,598           35,670
   Deferred catalog costs                                              9,459            2,454            7,000
   Prepaid expenses and other                                          6,290            5,605            7,099
                                                                    --------         --------         --------
Total Current Assets                                                  85,738           55,833           58,153
Property and equipment, net                                           23,605           22,513           20,947
Deferred taxes and other assets                                        4,262            3,699            3,380
                                                                    --------         --------         --------
Total Assets                                                        $113,605         $ 82,045         $ 82,480
                                                                    ========         ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                            $ 35,327         $ 28,613         $ 32,611
   Deferred revenue                                                    6,959            7,268            6,170
   Income taxes payable                                                 --              3,314             --
   Current portion of notes payable                                      144              635              799
                                                                    --------         --------         --------
Total Current Liabilities                                             42,430           39,830           39,580
Revolving loan                                                          --               --             12,587
Notes payable                                                          2,404            2,513            2,548
Other liabilities                                                      3,260            3,053            3,101
                                                                    --------         --------         --------
Total Liabilities                                                     48,094           45,396           57,816
                                                                    --------         --------         --------

Commitments and contingencies                                           --               --               --

Stockholders' Equity:
 Preferred stock, $0.01 par value:
  Authorized 3,000,000 shares: Issued and outstanding, none             --               --               --
 Common stock, $0.01 par value:
  Authorized 25,000,000 shares: Issued and outstanding,
  11,972,730, 8,916,995 and 8,529,750 shares                             119               89               85
 Additional paid-in capital                                           43,086           12,589           10,043
 Retained earnings                                                    22,306           23,971           14,536
                                                                    --------         --------         --------
Total Stockholders' Equity                                            65,511           36,649           24,664
                                                                    --------         --------         --------
Total Liabilities and Stockholders' Equity                          $113,605         $ 82,045         $ 82,480
                                                                    ========         ========         ========

                                  See notes to condensed financial statements.

                                                       2

SHARPER IMAGE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
                                                       Three Months Ended               Nine Months Ended
Dollars in thousands, except per share amounts             October 31,                      October 31,
                                                           -----------                      -----------
                                                      1999            1998             1999            1998
                                                      ----            ----             ----            ----
REVENUES:
   Sales                                          $     65,075    $     48,500    $    175,159    $    148,976
   Less: returns and allowances                          7,230           5,946          19,395          17,971
                                                  ------------    ------------    ------------    ------------
  Net Sales                                             57,845          42,554         155,764         131,005
   Other revenue                                           435             401           1,079           1,233
                                                  ------------    ------------    ------------    ------------
                                                        58,280          42,955         156,843         132,238
                                                  ------------    ------------    ------------    ------------


COST AND EXPENSES:
   Cost of products                                     29,384          22,404          78,019          68,927
   Buying and occupancy                                  6,934           6,397          20,569          18,995
   Advertising and promotion                             6,619           4,906          19,046          16,322
   General, selling, and administrative                 15,286          12,285          42,031          36,314
                                                  ------------    ------------    ------------    ------------
                                                        58,223          45,992         159,665         140,558
                                                  ------------    ------------    ------------    ------------

OPERATING INCOME (LOSS)                                     57          (3,037)         (2,822)         (8,320)
                                                  ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
   Interest income (expense) - net                         192            (242)             50            (589)
   Other - net                                              (2)            845              (3)            854
                                                  ------------    ------------    ------------    ------------
                                                           190             603              47             265
                                                  ------------    ------------    ------------    ------------

Earnings (Loss) Before Income Tax (Benefit)                247          (2,434)         (2,775)         (8,055)

Income Tax (Benefit)                                        99            (974)         (1,110)         (3,222)
                                                  ------------    ------------    ------------    ------------

Net Earnings (Loss)                               $        148    $     (1,460)   $     (1,665)   $     (4,833)
                                                  ============    ============    ============    ============

Net Earnings (Loss) Per Share - Basic             $       0.01    $      (0.17)   $      (0.17)   $      (0.57)
                                                  ============    ============    ============    ============
Net Earnings (Loss) Per Share - Diluted           $       0.01    $      (0.17)   $      (0.17)   $      (0.57)
                                                  ============    ============    ============    ============

Weighted Avg. Number of Shares - Basic              11,969,132       8,529,750      10,014,729       8,473,419
Weighted Avg. Number of Shares - Diluted            12,706,524       8,529,750      10,014,729       8,473,419

                                  See notes to condensed financial statements.



SHARPER IMAGE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                                         Nine Months Ended
                                                                                             October 31,
                                                                                             -----------
Dollars in thousands                                                                    1999            1998
                                                                                      --------        --------
Cash was Provided by (Used for) Operating Activities:
   Net loss                                                                           $ (1,665)       $ (4,833)
   Adjustments to reconcile net loss to net cash used for operations:
     Depreciation and amortization                                                       4,810           3,528
     Deferred rent expense                                                                 115              57
     Deferred income taxes                                                              (1,209)         (3,222)
     Gain on sale of equipment                                                            --              (840)
  Changes in:
     Merchandise inventories                                                           (19,568)         (1,136)
     Accounts receivable                                                                (3,711)            516
     Deferred catalog costs, prepaid expenses and other                                 (7,043)         (2,661)
     Accounts payable and accrued expenses                                               6,714          (2,629)
     Deferred revenue, income taxes payable and other liabilities                       (3,531)           (775)
                                                                                      --------        --------
Cash Used for Operating Activities                                                     (25,088)        (11,995)
                                                                                      --------        --------

Cash was Provided by (Used for) Investing Activities:
   Property and equipment expenditures                                                  (5,928)         (5,115)
   Proceeds from disposal of equipment                                                      25           2,291
                                                                                      --------        --------
Cash Used for Investing Activities                                                      (5,903)         (2,824)
                                                                                      --------        --------

Cash was Provided by (Used for) Financing Activities:
   Proceeds from revolving loan                                                         11,955          42,614
   Payments on revolving loan                                                          (11,955)        (30,027)
   Proceeds from issuance of common stock                                               30,527             341
   Principal payments on notes payable                                                    (600)           (899)
                                                                                      --------        --------
Cash Provided by Financing Activities                                                   29,927          12,029
                                                                                      --------        --------

Net Decrease in Cash and Equivalents                                                    (1,064)         (2,790)
                                                                                      --------        --------
Cash and Equivalents at Beginning of Period                                              8,389           3,501
                                                                                      --------        --------

Cash and Equivalents at End of Period                                                 $  7,325        $    711
                                                                                      ========        ========

Supplemental Disclosure of Cash Paid for:
   Interest                                                                           $    323        $    557
   Income Taxes                                                                       $      0        $      0

                                  See notes to condensed financial statements.

                                                       4

                            SHARPER IMAGE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

       Three-month and nine-month periods ended October 31, 1999 and 1998

                                   (Unaudited)
NOTE A- Financial Statements

The condensed balance sheets at October 31, 1999 and 1998, and the related condensed statements of operations and cash flows for the three-month and nine-month periods ended October 31, 1999 and 1998 have been prepared by the Sharper Image Corporation ("the Company"), without audit. In the opinion of management, the condensed financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 1999 and 1998, and for all periods then ended. The balance sheet at January 31, 1999, presented herein, has been derived from the audited balance sheet of the Company.

Certain information and disclosures normally included in the notes to the annual condensed financial statements prepared in accordance with generally accepted accounting principles have been omitted from these interim financial statements. Accordingly, these interim condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report.

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

NOTE B- Revolving Loan and Notes Payable

The Company has a revolving secured credit facility with The CIT Group/Business Credit, Inc. (CIT) which expires in September 2003. The credit facility has been amended on several occasions and, as of October 31, 1999, the agreement allows Company borrowings and letters of credit up to a maximum of $30 million for the period from October 1, 1999 through December 31, 1999, and $20 million for other times of the year based on inventory levels. The credit facility is secured by the Company's inventory, accounts receivable, general intangibles and certain other assets. Borrowings under this facility bear interest at either prime plus 0.25% per annum or at LIBOR plus 2.25% per annum, but may change based on financial performance. The credit facility contains certain financial covenants pertaining to interest coverage ratio and net worth and contains limitations on operating leases, other borrowings, dividend payments and stock repurchases. For the nine-month period ended October 31, 1999, the Company was in compliance with all covenants. The credit facility allows for seasonal borrowings of up to $30 million for the period October 1 through

December 31, 1999, increasing by $1 million for this period in each of the three subsequent years. At October 31, 1999, the Company had no amounts outstanding on its revolving credit facility. As of October 31, 1999, letter of credit commitments outstanding under the credit facility were $4.6 million.

In addition, the credit facility provides for term loans for capital expenditures ("Term Loans") up to an aggregate of $4.5 million. Amounts borrowed under the Term Loans bear interest at a variable rate of either prime plus 0.50% per annum or at LIBOR plus 2.50% per annum, but may change based on financial performance. Each Term Loan is to be repaid in 36 equal monthly principal installments. No amounts were outstanding on the Term Loan facility at October 31, 1999.

At October 31, 1999, notes payable also included a $2.5 million mortgage loan collateralized by the Company's distribution center. This note bears interest at a fixed rate of 8.40%, provides for monthly payments of principal and interest in the amount of $29,367, and matures in January 2011.

NOTE C - Earnings (Loss) Per Share

Basic earnings per share is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares to be issued through stock options. The potential dilutive effects of stock options are excluded from the diluted earnings per share for the three-month and nine-month periods ended October 31, 1998 and the nine-month period ended October 31, 1999 because their inclusion in net loss periods would be anti-dilutive to earnings per share. The Company completed a secondary offering and issued 3.0 million shares of common stock on July 22, 1999. As the shares were not outstanding during the entire nine months, the effect of increasing the weighted average number of shares outstanding for the nine-months ended October 31, 1999 was 1.1 million shares. The full dilutive impact of the 3.0 million shares was included in the weighted average number of shares outstanding calculation for the three months ended October 31, 1999.

NOTE D - Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the resolution of these matters will not have a material effect on the Company's financial position or results of operations.

NOTE E - New Accounting Standards

In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No.137, "Accounting for Derivative Instruments." SFAS 137 extends the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging
Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As amended by SFAS 137, SFAS 133 is effective for fiscal years beginning after June 15, 2000 and is not to be applied retroactively. Management has not yet determined the potential effects of SFAS No. 133 on the Company's financial position or results of operations.

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

Financial information for the Company's business segments is as follows:


                                 Three Months Ended        Nine Months Ended
                                     October 31,              October 31,
                                     -----------              -----------
                                  1999        1998         1999         1998
                               ---------    ---------    ---------    ---------
Dollars in thousands
Revenues:
     Stores                    $  34,622    $  28,144    $ 103,689    $  88,713
     Catalog                      12,255       11,931       33,077       37,848
     Other                        11,403        2,880       20,077        5,677
                               ---------    ---------    ---------    ---------
Total Revenues                 $  58,280    $  42,955    $ 156,843    $ 132,238
                               ---------    ---------    ---------    ---------

Operating Contributions:
     Stores                    $   2,290    $     504    $   7,582    $   2,613
     Catalog                       1,273          716        2,757        2,318
     Unallocated                  (3,316)      (3,654)     (13,114)     (12,986)
                               ---------    ---------    ---------    ---------
Income (Loss) Before
      Income Tax (Benefit)     $     247    $  (2,434)   $  (2,775)   $  (8,055)
                               ---------    ---------    ---------    ---------





                      INDEPENDENT ACCOUNTANTS REVIEW REPORT

The condensed balance sheets of the Company as of October 31, 1999 and 1998 and the related condensed statements of operations for the three-month and nine-month periods then ended and cash flows for the nine-month periods then ended have been reviewed by the Company's independent accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements is presented herein.

INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors
Sharper Image Corporation
San Francisco, California

We have reviewed the accompanying condensed balance sheets of Sharper Image Corporation as of October 31, 1999 and 1998, and the related condensed statements of operations for the three-month and nine-month periods then ended, and cash flows for the nine-month period then ended. These financial statements are the responsibility of the Company's management.

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






November 17, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The following table is derived from the Company's Statements of Operations and shows the results of operations for the periods indicated as a percentage of total revenues.

                                         Three Months Ended   Nine Months Ended
                                             October 31,        October 31,
                                             -----------        -----------
                                           1999     1998      1999      1998
                                          -----     -----     -----     -----
Revenues:
     Net store sales                       59.4%     65.5%     66.1%     67.1%
     Net catalog sales                     21.0      27.8      21.1      28.6
     Net Internet sales                     9.1       1.6       7.6       1.5
     Net wholesale sales                    9.7       4.2       4.5       1.9
     Other revenue                          0.8       0.9       0.7       0.9
                                          -----     -----     -----     -----
Total Revenues                            100.0%    100.0%    100.0%    100.0%
                                          -----     -----     -----     -----

Costs and Expenses:
     Cost of products                      50.4      52.2      49.7      52.1
     Buying and occupancy                  11.9      14.9      13.1      14.4
     Advertising and promotion             11.4      11.4      12.2      12.3
     General, selling
      and administrative                   26.2      28.6      26.8      27.5

Other Income                               (0.3)     (1.4)      0.0      (0.2)
                                          -----     -----     -----     -----

Earnings (Loss) Before
           Income Tax (Benefit)             0.4      (5.7)     (1.8)     (6.1)

Income Tax (Benefit)                        0.1      (2.3)     (0.7)     (2.4)
                                          -----     -----     -----     -----

Net Earnings (Loss)                         0.3%     (3.4)%    (1.1)%    (3.7)%
                                          =====     =====     =====     =====

The following table sets forth the components of total revenues for the periods indicated.

                                      Three Months Ended     Nine Months Ended
                                         October 31,            October 31,
                                         -----------            -----------
                                       1999       1998        1999       1998
                                     --------   --------    --------   --------
Revenues (dollars in thousands)
Net store sales                      $ 34,622   $ 28,144    $103,689   $ 88,713
Net catalog sales                      12,255     11,931*     33,077     37,848*
Net Internet sales                      5,318        701      11,905      1,936
Net wholesale sales                     5,650      1,778       7,093      2,508
                                     --------   --------    --------   --------

     Total Net Sales                   57,845     42,554     155,764    131,005
List rental                               391        328         893        851
Licensing                                  44         73         186        382
                                     --------   --------    --------   --------

     Total Revenues                  $ 58,280   $ 42,955    $156,843   $132,238
                                     ========   ========    ========   ========

* Includes net sales from the Home Collection Catalog of $3.4 million and $10.5 million for the three and nine-months ended October 31, 1998, respectively. The test mailings of the Home Collection Catalog were terminated in late fiscal 1998 and accordingly those sales are not recurring in the net catalog sales for the three and nine-month periods ended October 31, 1999.


Revenues

The Company's third quarter net sales increased $15,291,000, or 35.9%, from the comparable three-month period last year. Net sales for the nine-month period ended October 31, 1999, increased $24,759,000, or 18.9%, from the comparable period last year. Returns and allowances for both the three-month and nine-month periods ended October 31, 1999, were 11.1% of sales, as compared with 12.3% and 12.1% of sales for the comparable prior year periods. The increase in Company net sales for the three and nine-month periods ended October 31, 1999 compared to the same periods last year was attributable to increases in net sales from Sharper Image stores of $6,478,000 and $14,976,000, respectively; increases in net sales from the Sharper Image catalog (excluding Home Collection) of $3,763,000 and $5,712,000, respectively; increases in net sales from Internet operations of $4,617,000 and $9,969,000, respectively; and increases in wholesale net sales of $3,872,000 and $4,585,000, respectively. The total Company increase in net sales was partially offset by the decrease in net sales attributable to the discontinuance of the test mailings of the Sharper Image Home Collection catalog in fiscal 1998.

Excluding the net sales of the Sharper Image Home Collection catalog for the three and nine-month periods ended October 31, 1998 for comparative purposes, Company net sales increased $18,730,000, or 47.9% and $35,242,000, or 29.2%, respectively. Continued popularity of Sharper Image Design proprietary products, as well as private label products, has been a primary factor in the year over year increases in net sales. The continuing development and introduction of these new and popular products is an important factor to the Company's future success. Sharper Image Design proprietary products increased from 14.9% of net sales in 1998 to 28.7% for the comparable three-month period ended October 31, 1999. Private label products increased from 8.1% of net sales in 1998 to 20.8% for the comparable three-month period ended October 31, 1999. Management believes the effectiveness of its increased advertising initiatives in the second and third quarters was also a contributing factor in higher revenue increases and will be an important factor in future revenue growth, although there can be no assurances of the continued success of these and future advertising initiatives.

For the three-month and nine-month periods ended October 31, 1999, as compared with the same periods last year, net store sales increased $6,478,000, or 23.0%, and $14,976,000, or 16.9%, and comparable store sales increased by 14.9% and 11.5%, respectively. The increase in net store sales for the three-month period ended October 31, 1999 reflects an 20.9% increase in total store transactions, with a 1.8% increase in average revenue per transaction, compared with the same prior year period. Total store transactions increased 17.4% for the nine-months ended October 31, 1999, with the average revenue per transaction remaining even with the same prior year period. Partially contributing to the increased transactions is that several key stores were remodeled in 1998. Although during the remodeling only a portion of the remodeled stores was open for business, the new store format increased store traffic in subsequent months by reaching an expanded customer base with broad appeal products and additional advertising. The increase in net store sales for the three-month and nine-month periods ended October 31, 1999 is also attributable to the opening of eight new stores since October 31, 1998, partially offset by two stores that closed at their lease maturity during the first fiscal quarter of 1998 and one store that closed at its lease maturity in the second fiscal quarter of 1999. The Company expects two additional store closures at their lease maturity during the fourth fiscal quarter of 1999.

For the three-month and nine-month periods ended October 31, 1999, net catalog sales increased $324,000 or 2.7%, while decreasing $4,771,000 or 12.6% for the nine-month period, as compared with the same periods last year. The primary reason for the decrease in net catalog sales was the decrease in the Sharper Image Home Collection Catalog sales due to the discontinuation of the test mailings of that catalog in late fiscal 1998. For the three and nine-month periods ended October 31, 1999, as compared to the same periods last year, the net catalog sales decrease attributable to the Home Collection Catalog was $3,439,000 and $10,483,000, respectively. Excluding the sales of the Home Collection Catalog in fiscal 1998, net catalog sales increased $3,763,000, or 44.3% for the three-month period ended October 31, 1999 and $5,712,000 or 20.9% for the nine-month period ended October 31, 1999 compared to the same prior year periods. Excluding Home Collection Catalog operations, the three-month increase in Sharper Image Catalog net sales reflects an increase of 41.8% in transactions and 1.8% increase in average revenue per transaction, compared to the same prior year period. The nine-month increase in Sharper Image Catalog net sales reflects an increase of 21.2% in transactions with average revenue per transaction being even, as compared to the same prior year period. Management believes the increase in Sharper Image catalog sales is partially attributable to a 16.3% and 7.0% increase in Sharper Image Catalog pages circulated in the three-month and nine-month periods ended October 31, 1999, respectively, as compared to the same periods last year, as well as the continued popularity of Sharper Image Design proprietary and private label products. Management is continually reviewing the pages and the number of catalogs circulated in its efforts to optimize the revenues from catalog advertising.

For the three-month and nine-month periods ended October 31, 1999, the Company's Internet sales from sharperimage.com, which includes the Sharper Image auction site, increased $4,617,000, or 658.6%, and $9,969,000, or 514.9%, respectively, from the same periods last year. The three-month increase in Internet net sales reflects an increase of 891.2% in transactions, partially offset by a 23.5% decrease in average revenue per transaction, compared to the same prior year period. The nine-month increase in Internet net sales reflects an increase of 656.3% in transactions, partially offset by a 18.7% decrease in average revenue per transaction, compared to the same prior year period. The decrease in average revenue per transaction is primarily attributable to the Internet auction activity which began in the Company's first quarter ended April 30, 1999. The auction site was launched to further the

Company's strategy of increasing its Internet business and broadening its customer base, and has significantly increased total visits and page views on the Company's website. The Company launched one-hour Flash Auctions and is continuing to expand the one-hour auction format due to strong customer response. Through the auction site, the Company offers brand new products and close out items, certain repackaged and refurbished products, as well as certain one-of-a-kind items, and offers the fun to consumers to bid and win products, at less than retail prices. The increase in The Sharper Image store, catalog and Internet sales also reflects the emphasis and the increase in sales of the Company's Sharper Image Design proprietary products.

Net wholesale sales increased $3,872,000, or 217.8% for the three months ended October 31, 1999 compared to the same prior year period, primarily due to acquiring new customers in the Company's 1999 third quarter. The majority of the wholesale business is recorded in the third quarter of the Company's fiscal year.

Cost of Products

Cost of products for the three-month and nine-month periods ended October 31, 1999 increased $6,980,000, or 31.2%, and $9,092,000, or 13.2%, from the comparable prior year periods. The increase in cost of products is due to the higher sales volume compared to the same periods last year, partially offset by the reduced sales of The Sharper Image Home Catalog Collection which carried products with higher costs. The gross margin rate for the three-month period ended October 31, 1999 was 49.2% which was 1.9 percentage points better than the comparable prior year period. The gross margin rate for the nine-month period ended October 31, 1999 was 49.9% which was 2.5 percentage points better than the comparable prior year period. The higher gross margin rates reflect an increase in sales of the Sharper Image Design proprietary and private label products, which generally carry higher margins. The Sharper Image Design proprietary products percentage of net sales, exclusive of wholesale, increased to 28.7% from 14.9% for the three months ended October 31, 1999 and to 27.3% from 14.2% for the nine months ended October 31, 1999, compared to the same periods last year. The private label products increased to 20.8% from 8.1% and to 17.2% from 7.6%, for the three-month and nine-month periods ended October 31, 1999, respectively, compared to the same three and nine-month periods last year.

Buying and Occupancy

Buying and occupancy costs for the three-month and nine-month periods ended October 31, 1999 increased $537,000, or 8.4%, and $1,574,000, or 8.3% from the comparable prior year periods. The increase primarily reflects the occupancy costs associated with the eight new stores opened since October 31, 1998. The nine month increase was partially offset by the two stores that closed at their lease maturity during the first three months of 1998, and one store that closed at its lease maturity during the three months ended July 31, 1999.

Advertising and Promotion Expenses

Advertising and promotion expenses for the three-month and nine-month periods ended October 31, 1999 increased $1,713,000, or 34.9%, and $2,724,000, or 16.7%
from the comparable prior year periods. The increase in advertising and promotion expenses was partially attributable to a 16.3% and 7.0% increase in Sharper Image catalog pages circulated for the three and nine-month periods ended October 31, 1999, respectively, compared to the same prior year periods. The increased cost related to increased circulation was partially offset by the reduction in costs attributable to the discontinuance of The Sharper Image Home Collection Catalog in fiscal 1998. In addition, the Company deployed several advertising initiatives to broaden its customer base, including radio advertising, television commercials, infomercials, direct response mailings, and others. These increased advertising initiatives were launched with the Company goal to acquire new customers which the Company believes will produce additional sales in the stores, catalog and Internet channels in future periods.

General, Selling and Administrative Expenses

General, selling and administrative expenses for the three-month and nine-month periods ended October 31, 1999 increased $3,001,000, or 24.4%, and $5,717,000, or 15.7% from the comparable prior year periods. The increase was primarily due to increases in variable expenses from increased net sales, expenses in the Internet and proprietary product areas for improved and expanded operational infrastructure, increased costs associated with attracting and retaining key employees, and overall selling expenses related to the opening of eight new stores.

Other Income

Other income, net, for the three-month and nine-month periods ended October 31, 1999 decreased $413,000 and $218,000 from the comparable prior year periods due to the sale of certain collateralized equipment during the third quarter of 1998. This was partially offset by the interest income earned during the third quarter of 1999 from higher investment balances generated from the proceeds of the secondary offering completed in July 1999.

Liquidity and Capital Resources

The Company met its short-term liquidity needs and its capital requirements in the nine-month period ended October 31, 1999 with cash generated from operations, trade credit, and proceeds from the secondary offering. During the nine-month period ended October 31, 1999, the Company's cash decreased by $1,064,000 to $7,325,000 primarily due to working capital needs, specifically related to increased inventory levels to support the increased sales in the third quarter and anticipated sales in the fourth quarter Holiday season.

The Company has a revolving secured credit facility with The CIT Group/Business Credit, Inc. (CIT) which expires in September 2003. The credit facility has been amended on several occasions and, as of October 31, 1999, the agreement allows Company borrowings and letters of credit up to a maximum of $30 million for the period from October 1, 1999 through December 31, 1999, and $20 million for other times of the year based on inventory levels. The credit facility is secured by the Company's inventory, accounts receivable, general intangibles and certain other assets. Borrowings under this facility bear interest at either prime plus 0.25% per annum or at LIBOR plus 2.25% per annum, but may change based on financial performance. The credit facility contains certain financial covenants pertaining to interest coverage ratio and net worth and contains limitations on operating leases, other borrowings, dividend payments and stock repurchases. For the nine-month period ended October 31, 1999, the Company was in compliance with all covenants. The credit facility allows for seasonal borrowings of up to $30 million for the period October 1 through December 31, 1999, increasing by $1 million for this period in each of the three subsequent years. At October 31, 1999, the Company had no amounts outstanding on its revolving credit facility. As of October 31, 1999, letter of credit commitments outstanding under the credit facility were $4.6 million.

In addition, the credit facility provides for term loans for capital expenditures ("Term Loans") up to an aggregate of $4.5 million. Amounts borrowed under the Term Loans bear interest at a variable rate of either prime plus 0.50% per annum or at LIBOR plus 2.50% per annum, but may change based on financial performance. Each Term Loan is to be repaid in 36 equal monthly principal installments. No amounts were outstanding on the Term Loan facility at October 31, 1999.

At October 31, 1999, notes payable also included a $2.5 million mortgage loan collateralized by the Company's distribution center. This note bears interest at a fixed rate of 8.40%, provides for monthly payments of principal and interest in the amount of $29,367, and matures in January 2011.

During the nine-month period ended October 31, 1999, the Company opened five stores located in Palm Desert, California; Tampa, Florida; Buford, Georgia; Providence, Rhode Island; and Mission Viejo; California, while closing one store in Palm Springs, California at the maturity of the lease. Total capital expenditures estimated for the new and existing stores, corporate headquarters, and the distribution center for fiscal 1999 is between $6 million to $8 million.

The Company believes it will be able to fund its cash needs for the remainder of the fiscal year through internally generated cash, trade credit, credit facility, and existing cash and cash equivalents.

On July 22, 1999 the Company completed an offering of 3.0 million shares of its common stock, all of which shares were offered by the Company. The proceeds from the offering, net of underwriters discount and offering expenses, totaled $30.2 million. The Company intends to use the proceeds from this offering for general corporate purposes, including investments in the Company's Internet business, expansion of its distribution and fulfillment capacity, and working capital purposes.

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

The interest payable on the Company's credit facility is based on variable interest rates and could therefore be affected by changes in market interest rates. If interest rates on existing variable debt rose 0.8% (10% from the bank's reference rate) as of October 31, 1999, the Company's results of operations and cash flows would not be materially affected. In addition, the Company has fixed and variable income investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio.

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

In 1996,  the Company  developed a detailed  year 2000  Conversion  Project Plan
(Plan) to address the methods to correct possible disruptions of operations due to the year 2000 issue. The Plan took into consideration the following items:
(i) identification and inventorying of hardware, application software, and equipment utilizing programmable logic chips to control aspects of their operation, with potential year 2000 problems; (ii) assessment of scope of year 2000 issues for, and assigning priorities to, each item based on its importance to the Company's operations; (iii) remediation of year 2000 issues in accordance with assigned priorities, by correction, upgrade, replacement or retirement;
(iv) testing for and validation of year 2000 compliance; and, (v) determination of key vendors and customers and their year 2000 compliance. Because the Company uses a variety of information technology systems, internally-developed and third-party provided software and embedded chip equipment, depending upon business function and location, various aspects of the Company's year 2000 efforts are in different phases and are proceeding in parallel. The Company's main operating system and hardware have been upgraded for year 2000 compliance. The application conversion process encompasses all areas of operations of the Company, from verification of the year 2000 compliance of the software accounting packages, to email systems, to telephone systems. Based upon a detailed review and update of the Plan performed in April 1999, conversion of all Company systems and programs was completed with full implementation at the end of June 1999. In addition, a systemwide test has been completed to simulate the rollover to January 1, 2000, ensuring all critical systems supporting the business will remain operational.

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

Through November 30, 1999, the Company has expensed approximately $435,000 on work related to year 2000 compliance. The estimated cost for this project is between $400,000 and $450,000, and is being funded through operating cash flows. The total estimated cost for this project includes an estimate for the potential costs associated with third party vendor or supplier failures.

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

The Company presently believes that the most reasonably likely worst-case scenarios that the Company might confront with respect to year 2000 issues have to do with third parties not being year 2000 compliant. The Company has evaluated vendor and customer compliance and created contingency plans, including alternate vendor opportunities.

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


Item 6.    Exhibits and Reports on Form 8-K

   (a)     Exhibits

   3.1     Certificate of  Incorporation.  (Incorporated by reference to Exhibit
           3.1  to  Registration   Statement  on  Form  S-1   (Registration  No.
           33-12755).)

   3.2 Bylaws. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 (Registration No. 33-12755).)

   3.3     Form of Certificate  of Designation of Series A Junior  participating
           Preferred   Stock.(Incorporated  by  reference  to  Exhibit  3.01  to
           Amendment No. 2 to the Registration Statement on Form S-2.)

   4.1     Form of Rights  Certificate.  (Incorporated  by  reference to Exhibit
           4.01 to Amendment No. 2 to the Registration Statement on Form S-2.)

   4.2 Form of Rights Agreement dated as of June 7, 1999. (Incorporated by reference to Exhibit 4.02 to Amendment No. 2 to the Registration Statement on Form S-2.)

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

   15.0    Letter Re: Unaudited Interim Financial Information.

   27.0    Financial Data Schedule

   (b)     Reports on Form 8-K

           The Company has not filed any reports on Form 8-K for the three months ended October 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               SHARPER IMAGE CORPORATION



Date:     December 13, 1999                    by:/s/  Tracy Y. Wan
                                                  ------------------------------
                                                        Tracy Y. Wan
                                                        President
                                                        Chief Operating Officer



                                               by:/s/  Jeffrey P. Forgan
                                                  ------------------------------
                                                        Jeffrey P. Forgan
                                                        Senior Vice President
                                                        Chief Financial Officer