Form 10-K405
period 2000-01-31
SHARPER IMAGE CORP
filed 2000-05-01
CIK 811696

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended January 31, 2000

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

                                  Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

  The aggregate market value of the voting stock held by non-affiliates of the
                 Registrant as of April 17, 2000 was $80,438,900

           The number of shares of Common Stock, with $.01 par value, outstanding on April 17, 2000 was 12,026,259 shares.

Documents incorporated by reference:

Portions of Registrant's Annual Report to Stockholders for the fiscal year ended January 31, 2000 are incorporated by reference into Parts II and IV of this Report. Portions of Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held June 12, 2000 are incorporated by reference into Part III of this report.

                                     PART 1

         This Annual Report on Form 10-K and the documents incorporated herein by reference of Sharper Image Corporation (referred to as the "Company," "The Sharper Image," "it," "we," "ours," and "us") contain forward-looking statements that have been made pursuant to the provisions of the Private Securities
Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by the Company's management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions, are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Factors Affecting Future Operating Results" on pages 15 through 23, as well as those noted in the documents incorporated herein by reference. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the statements set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.


Item 1. Business

Overview

         The Sharper Image is a leading specialty retailer of innovative, high quality products that are useful and entertaining and are designed to make life easier and more enjoyable. The Company offers a unique assortment of products, in the electronics, recreation and fitness, personal care, houseware, travel, toy, gift and other categories. The Company's merchandising philosophy focuses on new and creative proprietary Sharper Image Design products, Sharper Image private label products and branded products, a portion of which the Company offers on a exclusive basis. The Company's products are marketed and sold through three primary sales channels: The Sharper Image stores, The Sharper Image catalog, and the Internet, primarily through its sharperimage.com Web site. The Company also has business-to-business operations consisting of Sharper Image Corporate Rewards & Incentives and wholesale operations. The Company believes that its unique merchandising and creative marketing strategies have made The Sharper Image one of the most widely recognized retail brand names in the United States.

         The Company's merchandising strategy emphasizes products that are innovative and new-to-market. In recent years, the Company has focused significant resources on the development and marketing of its Sharper Image Design products and its Sharper Image private label products, which are exclusive to The Sharper Image. Sharper Image Design products typically generate higher gross margins than its other products and, the Company believes, broaden its customer reach. The Company has increased the percentage of its sales attributable to Sharper Image Design products to 29% for the year ending January 31, 2000

(fiscal 1999) from 18% for the year ended January 31, 1999 (fiscal 1998) and 8% for the year ended January 31, 1998 (fiscal 1997).

         The Company markets and sells its merchandise through a variety of sales channels, including The Sharper Image stores, The Sharper Image catalog and the Internet, primarily through its sharperimage.com Web site. The Company believes that this multi-channel approach provides it with significant marketing, sales and operational synergies, and provides its customers with enhanced shopping flexibility and superior customer service. The Company's store operations generate the highest proportion of its sales, representing approximately 64% of total revenues in fiscal 1999 and 67% in fiscal 1998. As of January 31, 2000, the Company operated 89 The Sharper Image stores in 28 states and the District of Columbia. The Sharper Image stores present an interactive and entertaining selling environment that emphasizes the features and functionality of its products and allows the customer to truly experience the product while shopping. The Company's average store sales per square foot are consistently above industry averages, and during 1999 the Company generated average sales of $546 per square foot, an increase of 13% as compared with $484 per square foot for fiscal 1998.

         The Company also offers its products through its award-winning The Sharper Image catalog, a full-color monthly catalog that uses dramatic visuals and creative product descriptions designed and produced by its in-house staff of writers and production artists. The Sharper Image catalog, which generally features between 180 and 250 products in each monthly catalog, increasing to over 340 products during the Holiday shopping season, also currently serves as the primary advertising vehicle for its stores. During fiscal 1999, the Company mailed approximately 47.6 million The Sharper Image catalogs, to over 7.9 million individuals. Approximately 22% of the Company's total revenues were generated by catalog operations in fiscal 1999 and 25%, excluding specialty catalogs, in fiscal 1998. Catalog operations also include revenues generated by single product mailings, print media (newspapers and magazines) and infomercials.

         Sharper Image products are also marketed through the Company's Internet retail operations, including its own Web site, which the Company has maintained at sharperimage.com since 1995. The Sharper Image was one of the early entrants into Internet retailing, and has participated in online shopping since 1994. The Company's Internet operations grew significantly in fiscal 1999 to $28.5 million, or approximately 10% of its total revenues, from $4.9 million or 2% of total revenues for fiscal 1998. In addition to its Web site, the Company has offered its products through Internet marketing partnerships with America Online, Catalog City, Linkshare, Yahoo! Shopping, and others. The Company believes that online retailing over the Internet presents The Sharper Image with a significant opportunity for the marketing and sale of its products and will enable it to significantly expand and diversify its existing customer base. The Company believes that its Sharper Image Design products are particularly well-positioned to be marketed and sold over the Internet. The Company plans to significantly expand the resources dedicated to its Internet operations by establishing additional strategic relationships with other online retail partners and continuing to enhance the technical capabilities and presentation of products on its Web site. The Company also operates an auction site where consumers can bid to win products at less than retail prices, while allowing the Company the opportunity to effectively manage its closeout products.

         The Company was founded in 1977 by Richard Thalheimer, who continues as Chairman and Chief Executive Officer. The Sharper Image mailed its first catalog in 1981, began the expansion into store operations in 1984, and commenced Internet online retail operations in 1994. The Company's store operations generate the highest proportion of its sales, representing approximately 64% of total revenues for fiscal 1999 and 67% for fiscal 1998. As of January 31, 2000, the Company operated 89 The Sharper Image stores in the United States and licensees operated three stores internationally and two airport stores in the United States. The typical Sharper Image store ranges from approximately 2,200 to 2,500 selling square feet in size, with several larger size stores having 3,000 to 5,000 selling square feet. The Sharper Image stores present an interactive and entertaining selling environment that emphasizes the features and functionality of its products and allows the customer to truly experience the product while shopping. The Company also has three additional retail formats, Sharper Image Design stores, Outlet stores and airport shops. These formats are discussed under "Store Operations" and "Licensed Operations."

         During fiscal 1999, the Company opened five new stores of The Sharper Image format and closed three Sharper Image stores at the maturity of their leases. The Company plans to open four to six new stores during the fiscal year ending January 31, 2001 (fiscal 2000). Lease terms for several of the existing The Sharper Image store locations will be maturing during fiscal 2000 and these locations may be relocated, closed, or leases renegotiated. The Company employs approximately 1,400 employees in twenty-eight states and the District of Columbia.

         The Company is known for its varied product mix and a merchandising philosophy focusing on innovative, well-designed, high-quality products that are developed by The Sharper Image, exclusive to The Sharper Image, or in limited distribution. In product lines where the Company competes directly with other retailers, it chooses to sell the best version of the product with the most advanced features. The Company is frequently sought after by manufacturers and inventors to launch technologically advanced products with features that are unique and surprising.

         During fiscal 1999, the Company continued the expansion of its in-house Sharper Image Design product development function. As a result of the increased resources devoted to proprietary Sharper Image Design products, creating the highest number of new Sharper Image Design products, and the continuing cumulative sales from Sharper Image Design products introduced in prior years, the percentage of sales attributable to Sharper Image Design products increased to 29 percent in fiscal 1999 from 18 percent in fiscal 1998. Since Sharper Image Design products generally carry higher margins than branded products, this increase was the primary reason that the gross margin percentage rate improved by two percentage points in fiscal 1999.

         The Company's business is seasonal, with sales peaks in June for Father's Day and graduation gift giving, and the Holiday shopping season. See "Seasonality".

         In addition to its primary businesses, The Sharper Image leverages its name and reputation through its Corporate Incentives and Rewards program, wholesale sales of Sharper Image brand products, which include Sharper Image Design proprietary products and private-labeled products, and a product licensing program with selected businesses. Wholesale sales are made primarily to fine department stores and to international retailers.

Store Operations

         The   Sharper   Image   stores  are  located   throughout   the  United
States-typically in densely populated downtown financial districts and business centers, upscale shopping malls and drive-up suburban locations.

         Each store is generally staffed with approximately six to eight employees, including a manager, an assistant manager, a senior sales associate, sales associates, and other support staff. A few of the Company's high volume stores are staffed with 11 to 15 associates. The Company's store managers have an average tenure of over six years. The Company's store personnel are compensated primarily through commissions. In order to maintain a high customer service level, the Company's sales associates undergo considerable training on its many new and often technically oriented products.

         The Sharper Image stores are designed by the Company's visual design staff at the Company's headquarters in San Francisco to standardize, where possible, layout so as to simplify their operations. The stores are operated according to standardized procedures for customer service, merchandise display and pricing, product demonstration, inventory maintenance, personnel training, administration and security. The Company's original Sharper Image stores typically have 2,200 to 2,500 square feet of selling space and approximately 1,300 to 2,200 square feet of storage and administrative space. The cost of leasehold improvements, before landlord contributions, but including fixtures and pre-opening expenses, averages $300,000 to $500,000 per store. Initial inventory for a new Sharper Image store has generally cost approximately $100,000 to $200,000. Outlet stores are approximately half the cost of the original Sharper Image stores. The Company also operates a second retail format of Sharper Image Design stores which are approximately half the size of the original store with between 1,000 to 1,200 of selling square feet, and feature higher margin proprietary products in addition to other top selling merchandise. At the end of fiscal 1999, the Company had 79 The Sharper Image stores, eight Sharper Image Design stores, and two outlet locations.

         In 1997 the Company decided to update the look and appeal of its new retail stores and select existing stores. The new format presents an open, fresh and inviting environment that appeals to both men and women and highlights the Company's proprietary products. The average cost of remodeling a store is $300,000 to $500,000 subject to leasehold allowances. Utilizing the new format, the Company opened four new stores and remodeled four stores during fiscal 1998, and opened five new stores and remodeled two stores in fiscal 1999. The Company intends to continue to selectively remodel stores utilizing the new store format at the time of lease renewals.

The Sharper Image Catalog

         The Sharper Image catalog is a full-color catalog that is mailed to an average of approximately 3.2 million individuals each month. The Sharper Image Catalog operations generated approximately 22% of its total revenues in fiscal 1999 and 25%, excluding specialty catalogs in fiscal 1998. The Company's catalog is recognized for creative excellence by the Direct Marketing Association, a leading catalog industry trade group. The catalog is currently the primary advertising vehicle for its retail stores and its online store. During fiscal 1999, the Company mailed approximately 47.6 million of The Sharper Image catalogs to over 7.9 million individuals. Circulation and number of pages of The Sharper Image catalog is under continual review to balance the costs of mailing the catalogs with the revenues generated. The mailings increase significantly for Father's Day and the Holiday shopping season reflecting the seasonal nature of the business.

         The Sharper Image catalog design uses dramatic visuals and benefit-oriented product descriptions. The catalog design features the most important products prominently. The number of items featured each month ranges between 180 and 250 products during the first three quarters of the year, increasing to more than 340 products during the fourth quarter. The Sharper Image catalog is designed and produced by the Company's in-house staff of writers and production artists. This enables the Company to maintain quality control and shorten the lead-time needed to produce the catalog. The monthly production and distribution schedule permits frequent changes in the product selection. During fiscal 1999, The Sharper Image catalog contained from 52 to 76 pages for non-peak months and between 76 and 124 pages for the peak seasons of Father's Day and the Holiday shopping season.

         The Company has developed a proprietary customer database of over 11 million names which the Company uses regularly and rents periodically to a highly selected group of companies. The Company collects customer names through its catalog and online Web site order processing as well as electronic point-of-sale registers in its retail stores. The names and associated sales information are merged daily into its customer master file. This daily merge process provides a constant source of current information to help assess the effectiveness of the catalog as a form of retail advertising, identify new customers that can be added to its in-house mailing list without using customer lists obtained from other catalogers, and identify its top purchasers. To further enhance the effectiveness of its catalog mailings to individuals in the Company's customer database, its in-house staff utilizes statistical evaluation and selection techniques to determine which customer segments are likely to contribute the greatest revenue per mailing. The Company has established a data bank of top purchasers who receive preferred services, including invitations for special sales events and enhanced customer service. To enhance the effectiveness of the catalog, the Company's in-house staff utilizes statistical evaluation and selection techniques to determine which segments of the in-house mailing list are likely to contribute the greatest revenue per mailing.

         In addition, from time to time, the Company has also produced certain specialty catalogs to test new catalog concepts. During fiscal 1998, the Company discontinued its mail test catalogs for The Sharper Image Home Collection concept. The Company mailed over 3 million Sharper Image Home Collection catalogs during fiscal 1998.

Internet Operations

         The Sharper Image was an early entrant into Internet retailing. The Company has participated in online shopping since 1994, and has maintained its own Web site since 1995. Revenues from the Company's Internet operations have increased to $28.5 million in fiscal 1999 from $4.9 million in fiscal 1998. The Company achieved these results without significant incremental investment in online advertising. The Company's online retailing operations benefit from its brand name, customer base and unique product offerings, as well as its multimedia approach to advertising. In addition, the Company is able to leverage its catalog operational infrastructure for fulfillment and customer service experience, providing it with a significant advantage over Internet retailers who have not developed such capabilities. Shoppers on our Web site have the convenience of exchanging or returning products purchased through the Internet at our stores.

         The Company's goal is to make sharperimage.com a Web site that provides its online customers with an interactive experience similar to its Sharper Image stores. The Company is aggressively updating its site by incorporating advanced technologies to improve its product presentations and making its site increasingly customer friendly, while retaining its entertainment value. In fiscal 1999, the Company implemented technology which allows it to display its products using interactive 3D enriched presentations and sound; one-time registration in a secure environment; express shopping enhancements to free customers of redundant keying of information; multiple ship-to addresses; and virtual electronic gift certificates. The Company believes that these presentation features are a valuable tool for further increasing its brand recognition and advertising its products, and will prove particularly useful in reaching its goal of attracting a broader consumer base to its Web site.

         In February 1999, the Company also established its online auction site. The Company's auction site allows customers to bid on and acquire a broad range of new, returned, repackaged and refurbished Sharper Image products for less than list price. Most products purchased on the auction site have the same warranty and return benefits that accompany full price products. The Company believes that bidders have an enhanced level of confidence in its operations since, unlike certain other retailers with auction sites, the Company is an established retailer with an inventory of well-known products under warranty and an established return policy. The auction site not only offers consumers the fun of bidding and winning products at less than retail prices, it also allow the Company the opportunity to effectively manage its closeout products.

         The Company is pursuing additional steps to achieve continued growth of its Internet operations. These steps include improvements that are technological, ddramatic visual presentations, and for ease of use for consumers of sharperimage.com with significant enhancements during fiscal 2000 and seeking to establish strategic Internet marketing partnerships. The Company has established relationships with America Online, Catalog City, Linkshare, Yahoo! Shopping, and others.

Other Operations

         In addition to its store, catalog and Internet operations, the Company also has a business-to-business operation which includes Corporate Incentives and Rewards program, wholesale, and licensing. The Company also derives revenues from its list rental program.

         In the Corporate Incentives and Rewards programs, the Company sells incentive and merchandise certificates to client companies who in turn distribute them under their programs to increase their sales, or to motivate and reward their high achievers and best customers. The Sharper Image stores and catalog are the primary means of offering and conveniently delivering the incentives and gifts. The Company's certificates are redeemable for Sharper Image merchandise through its retail stores, by mail, or over the telephone through the catalog telemarketing group. The Company is also developing the Internet channel for this area of its business. Recently, the editors and readers of Incentive magazine honored sharperimage.com as one of the incentive industry's best Web sites. The Company records revenues and expenses for its Corporate Incentives and Rewards program through its stores, catalog and Internet operations.

         The Company's Business Development department is the primary group responsible for marketing to other retailers, including fine department stores in the U.S. as well as retailers in other countries. Wholesale sales to these retailers increased during fiscal 1999 primarily as result of new customers acquired prior to the 1999 Holiday season. This group's sales increased to $10.5 million in fiscal 1999 from $3.5 million in fiscal 1998. Certain of these customers were part of a concept test program and may not generate repeat sales in fiscal 2000. Plans for this group are to selectively increase its presence in the international marketplace in 2000, and increase the number of Sharper Image brand products offered to these customers. In addition, the Company rents its customer list to a highly selected group of companies for a fee or in exchange for their customer lists. List exchanges are not included in the Company's revenues.

         The Company has exclusive licensing agreements in Japan and Switzerland, as well as airport locations in the United States. Under the international license agreements, the licensee is granted the right to use the trademarked name, "The Sharper Image," in their country in connection with The Sharper Image retail store and catalog operations. The Company will assist the licensee by producing a foreign language edition of The Sharper Image catalog, with economies of scale but at the expense of the licensees who then print and distribute locally. There are currently three Sharper Image retail stores operated by the foreign licensees in Switzerland. The Company receives royalties on sales by the licensees. Licensees purchase products from the Company or directly from manufacturers, maintain their own supply of inventory, and establish their own product prices. The airport licensee is entitled to utilize The Sharper Image trademark and trade dress in designated airport locations, the design of which is subject to the approval of the Company. There are two locations -- one at Dallas-Fort Worth and a second location at Detroit Metropolitan. The Company continues to pursue additional licensing and wholesale opportunities in foreign countries.

Merchandising, Product Selection and Development

Merchandising

         The Company's merchandise mix emphasizes innovative products that are new to market, and unique products which are proprietary, private label or available exclusively through The Sharper Image, or branded products not available in broad distribution. The Company chooses each product separately because its sales are driven by individual products, and its marketing efforts focus on each item's unique attributes, features and benefits. This approach distinguishes the Company from other retailers who are more category or product classification oriented. The Company adjusts its merchandise mix to reflect market trends and customer buying habits. New products are selected or developed and brought into the Company's merchandise mix based on criteria such as anticipated popularity, gross margin, uniqueness, value, competitive alternatives, exclusivity, quality and vendor performance. As a result of such shifting emphasis among individual items, the mix of sales by category changes from time to time. The effect, from year to year, can be to increase or decrease the merchandise gross margin rates since some categories of merchandise sustain traditionally higher margins and some traditionally sustain lower margin rates. The Company's goal is to increase sales of Sharper Image Design proprietary products and other exclusive private label products, as these products generally carry higher margins than branded products. The popularity of these proprietary products contributed to the two percentage point increase in the gross margin rate for fiscal 1999, and should continue to have a positive impact on the Company's gross margin rate.

         The Company's current merchandise strategy is to offer an assortment of products with emphasis on Sharper Image Design and private label proprietary products. The Company intends to focus on offering products in the $40 to $350 price range to appeal to a wide customer base. The Company also intends to increase its proprietary product offerings. While these proprietary and private-labeled products offer important sales and gross margin growth opportunities for all the revenue generating areas of the Company, there are certain risks associated with these internally developed products, such as possible manufacturing constraints, delays in bringing these products to market and cost increases. Products may also be subject to other regulation or limitations. See "Factors Affecting Future Operating Results."

         Sharper Image Design proprietary products are produced for the Company on a contract basis primarily by manufacturers in Asia. The Company provides all product specifications to the contract manufacturers. Development lead-time is generally in the range of 12 to 18 months. However, certain product introductions may require longer lead time.

         The Company generates information daily on merchandise orders and inventory, which is reviewed by the Company's buyers, its senior merchandising staff and top management. The Company averages new offerings of approximately 50 to 100 products during the two peak selling seasons. The Company carefully considers which products will not be offered in future months based upon numerous factors, including revenues generated, gross margins, the cost of catalog and store space devoted to each product, product availability and quality.

Sourcing

         The process of finding new products involves the Company's buyers reviewing voluminous product literature, traveling extensively throughout North America and Asia to attend trade shows and exhibitions, and meeting with manufacturers. The Company enjoys relationships with many major manufacturers who use The Sharper Image regularly to introduce their newest products in the United States. See "Factors Affecting Future Operating Results".

         The Company purchases merchandise from numerous foreign and domestic manufacturers and importers. The Company had a single supplier that provided 14% of the net merchandise purchases in fiscal 1999. Of the products offered by the Company in recent catalogs, approximately 82% were manufactured in Asia, approximately 12% were manufactured within the United States, approximately 3% were manufactured in Europe, and approximately 2% were manufactured in Mexico and Canada. The Company expects these percentages to vary as new products are introduced. See "Factors Affecting Future Operating Results."

Product Development

         In addition to finding new product ideas from outside sources, the Company's product development group conceives, designs and produces Sharper Image Design products. The product development group meets regularly with the merchandising and sales staff to review new product opportunities, product quality, and customer feedback. From these creative sessions product ideas are put into design, development and production. Successful product introductions during the past two years include, among others, the Ionic Breeze Silent Air Purifier; Power

Tower 100 Motorized CD Rack; Ionic Breeze Personal Air Purifier; Lightscape Relaxation System; CD Radio/Alarm Clock with Sound Soother; Weebot Electronic Pet; Personal Cooling System; Ionic Breeze Car Air Purifier; CD Shower Companion; Turbo Groomer 2.0; Ionic Hair Wand II; Q Ball; Personal Warm-Cool System; BioTouch Interactive Mood Light; Ionic Bath Pet Brush; Shower Companion Plus; and the Ionic Breeze Quadra Silent Air Purifier.

         The Company believes that the Sharper Image Design group will continue to design and develop a variety of unique products that enhance sales and maintain or increase margins. The Company believes that the appeal of these proprietary products also serves as a key driver in broadening its customer base and enhancing its brand appeal. The Company's goal is to increase sales of these proprietary products. However, there is no assurance that the Company will be able to continue the growth of gross margin and sales related to these proprietary products. See "Factors Affecting Future Operating Results".

Customer Service

         The Company is committed to providing its customers with courteous, knowledgeable, and prompt service. The Company's customer service and catalog sales groups at the corporate headquarters and at the Little Rock distribution center provide personal attention to customers who call toll free or via e-mail (servicing Internet customers) to request a catalog subscription, place an order, or inquire about a product. The Company's customer service group is also responsible for resolving customer problems promptly and to the customer's complete satisfaction. The Company also contracts with third party call centers for heavy volume periods and twenty-four hour coverage.

         The Company seeks to hire and retain qualified sales and customer service representatives in both its mail-order (including Internet) and store operations and to train them thoroughly. Each new store manager undergoes an intensive program during which the manager is trained in all aspects of the Company's business. Sales personnel are trained during the first two weeks of employment, or during the weeks before a new store opens and updated periodically with on-going sales training sessions. Training focuses primarily on acquiring a working knowledge of the Company's products and on developing selling skills and an understanding of the Company's high customer service standards. Each sales associate is trained to adhere to the Company's philosophy of "taking ownership" of every customer service issue that may arise. The Company has also developed ongoing programs conducted at each store and by district that are designed to keep each salesperson up to date on each new product offered.

Order Fulfillment and Distribution

         The Company owns a single fulfillment and distribution facility in Little Rock, Arkansas of approximately 110,000 square feet, and uses an additional leased facility in Little Rock of approximately 32,000 square feet and contract warehouse facilities for additional requirements. The Company also contracts for mail order fulfillment overflow needs from a third party. The
Company's  merchandise  generally  is  delivered  to the  catalog  and  Internet customers and to The Sharper Image stores directly from the Company's distribution facilities. Certain products are shipped directly from the vendor to the customer or to the stores. The shipment of products directly from vendors to the stores and customers reduces the level of inventory required to be carried at the distribution center, freight costs, and the lead-time required to receive the products.

Each catalog order is received via remote terminal at the distribution facility after the order has been approved for shipment. The Company's goal is to ship catalog and Internet orders within 24-48 hours after the order is received. Store customers generally take their purchases with them. The Company is currently evaluating various alternatives to expand the capacity of its distribution facilities to provide for planned business growth.

         Sales and inventory information about store, catalog and Internet operations is provided on an ongoing basis to the Company's merchandising staff and to top management for review. The Company's stores are equipped with electronic point-of-sale registers that communicate daily with the main computer system at corporate headquarters, transmitting sales, inventory and customer data as well as receiving data from the Company's headquarters. The sales, inventory, and customer data enables sales and corporate personnel to monitor sales by item on a daily basis, provides the information utilized by the automatic replenishment system (ARS) and merchandising personnel for inventory allocations, provides management with current inventory and merchandise information, and enables the Company's in-house mailing list to be updated regularly with customer names and activity.

         The Company has developed a proprietary ARS which is used to maximize sales with minimal inventory investment. Under this ARS, information on merchandise inventory and sales by each store location is generated and reviewed daily. Sales information by product and location is systematically compared daily to each product's "model stock" to determine store shipment quantities and frequency. The ARS computes any adjustments to the model stock level based on factors such as sales history by location in relation to total the Company's sales of each product. Under this system, the model stock is continually revised based on this analysis. Recommended adjustments to model stock levels and recommended shipment amounts are reviewed daily by a group of Company store distributors and merchandising managers who are responsible for allocating inventory to stores.

Advertising

         While the catalog remained the Company's primary advertising vehicle during fiscal 1999, the Company also broadened its customer base through increased multimedia advertising, including: single product mailers; newspapers; magazines; television; radio; infomercials; email marketing programs; online advertising and marketing programs; and business-to-business trade publications. These increased advertising initiatives were launched to realize the Company's goal of acquiring new customers, which the Company believes will produce additional sales in the stores, catalog, and Internet channels, and business-to-business sales in the current and future periods. The Company intends to continue the strategy of growing its customer base through aggressive multimedia programs in fiscal 2000 with the objective of achieving an appropriate return on investment. The Company continually reevaluates its advertising strategies to maximize the effectiveness of its advertising programs.

Information Systems

         The Company maintains an integrated management information system for order fulfillment, distribution and financial reporting. The Company believes its system increases its productivity by providing extensive merchandise information and inventory control. The Company continually evaluates and enhances its computer systems and information technology in connection with providing additional and improved management and financial information. In fiscal 1999 and 2000, technology development and enhancement initiative for the Company's Internet Web site was and will be part of the key objectives of its Information Systems Team.

         The Company continually evaluates its computer systems and information technology in connection with providing additional and improved management and financial information. The Company is currently in the process of designing a new POS system to be installed in its stores to expand its customer service capabilities. The Company is currently developing improvements and intends to introduce in fiscal 2000 significant enhancement to content, functionality, and processing capabilities to its sharperimage.com Web site.

Competition

         The Company operates in a highly competitive environment. The Company principally competes with a diverse mix of department stores, sporting goods stores, discount stores, specialty retailers and other catalog and Internet retailers that offer products similar to or the same as some of those offered by the Company. Many of the Company's competitors are larger companies with greater financial resources, a wider selection of merchandise and a greater inventory availability. Although the Company attempt to market products not generally available elsewhere and have emphasized exclusive products in its merchandising strategy, many of the Company's products or similar products can also be found in other retail stores or through other catalogs or on-line. The Company offers competitive pricing where other retailers market certain products identical to the Company's at lower prices. In addition, a number of other companies have attempted to imitate the presentation and method of operation of the Company's catalog and stores, and the Company's proprietary designed products. The Company competes principally on the basis of product exclusivity, selection, brand recognition, quality and price of its products, merchandise presentation in the catalog, stores, and on the Internet, its customer list, and the quality of its customer service. The Company is committing additional resources to its internal product development group to create and produce proprietary products exclusively available from the Company. The Company believes that these proprietary products provide a competitive advantage for it in its merchandising offering.

Trademark Licenses

         The Company believes its registered service mark and trademark, "The Sharper Image," and the brand name recognition that it has developed, are of significant value. The Company actively protects its brand name and other intellectual property rights to ensure that the quality of its brand and the value of its proprietary rights are maintained. The Company currently licenses the use of its trademarked name in connection with the production and circulation of foreign language editions of The Sharper Image catalog in Japan and Switzerland and in connection with The Sharper Image stores in Switzerland in consideration for royalties and other fees. In addition to these international licensees, the Company has also entered into a license for the right to operate Sharper Image stores in domestic non-duty free airport locations as well as various product license agreements which grant the right to licensees to manufacture and sell products bearing the Company's trademark.

Seasonality

         The Company's business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the Holiday season. The secondary peak period for the Company is June, reflecting gift buying for Father's Day and graduations. A substantial percentage of the Company's total revenues and all or most of the Company's net earnings occur in its fourth fiscal quarter ending January 31. The Company generally experiences lower revenues during the other quarters and, as is typical in the retail industry, has incurred and may continue to incur losses in these quarters. The results of these interim quarters may not be representative of the results for the full fiscal year. In addition, like many retailers, the Company makes merchandising and inventory decisions for the Holiday season well in advance of the Holiday selling season. Accordingly, unfavorable economic conditions and/or deviations from projected demand for products during the fourth quarter could have a material adverse effect on the Company's results of operations for the entire fiscal year. During fiscal years 1999 and 1998, the Company's total revenues for the fourth quarter accounted for more than 45% of total revenues. During fiscal 1999, the Company generated a profit for its fiscal third quarter of $148,000, or $0.01 per share, as compared with a loss of $1,460,000, or $0.17 per share for the same quarter of fiscal 1998.

Legal Proceedings

         The Company is party to various legal proceedings arising from normal business activities. Management believes that the resolution of these matters will not have an adverse material effect on the Company's financial condition.

Employees

         As of January 31, 2000, the Company employed approximately 1,400 associates, approximately 60% of whom were full-time. The Company considers its employee relations to be good.

Executive Officers of the Registrant

         Set forth below is a list of the executive officers of the Company, together with brief biographical descriptions.

Name                                Position                              Age
----                                --------                              ---
Richard Thalheimer          Founder,                                       52
                              Chairman of the Board, and
                              Chief Executive Officer

Tracy Wan                   President and Chief Operating                  40
                              Officer

Greg Alexander              Senior Vice President, Management              38
                              Information Systems

Anthony Farrell             Senior Vice President, Creative Services       50

Jeffrey Forgan              Senior Vice President, Chief                   42
                              Financial Officer, and Corporate Secretary

Robert Thompson             Senior Vice President, Merchandising           55

Joe Williams                Senior Vice President, Loss Prevention         50


         Richard Thalheimer is the founder of the Company and has served as the Chief Executive Officer and as a Director of the Company since 1978 and as Chairman of the Board of Directors since 1985. Mr. Thalheimer also served as the Company's President from 1977 through July 1993.

         Tracy Wan has been the Company's President and Chief Operating Officer since April 1999. Ms. Wan served as Executive Vice President, Chief Financial Officer from August 1998 through April 1999; Senior Vice President, Chief Financial Officer from February 1995 through August 1998; as Vice President, Chief Financial Officer from September 1994 through February 1995; as Vice President, Controller from November 1991 through September 1994; and as Controller from July 1989 through November 1991. Ms. Wan is a certified public accountant.

         Greg Alexander has been our Senior Vice President, Management Information Systems since March 1999. Mr. Alexander served as Vice President, Management Information Systems from February 1995 through March 1999 and as Director, Management Information Systems from July 1991 through February 1995.

         Anthony Farrell has been our Senior Vice President, Creative Services, since July 1998. Mr. Farrell was a consultant to The Sharper Image from April 1998 through July 1998. Mr. Farrell was a senior vice president, merchandising with SelfCare Catalog from March 1991 through December 1997.

         Jeffrey Forgan has been our Senior Vice President and Chief Financial Officer since April 1999. Prior to that, Mr. Forgan served as Vice President, Corporate Finance with Foundation Health Systems from 1995 to 1998, and was with Deloitte & Touche LLP from 1980 to 1995, serving as an audit partner during 1995. Mr. Forgan is a certified public accountant.

         Robert Thompson has been our Senior Vice President of Merchandising since August 1999. Mr. Thompson served as Vice President of Merchandising from January 1998 through August 1999. Prior to that. Mr. Thompson served as Director of Planning and Allocation for Natural Wonders from April 1991 to January 1998.

         Joe Williams has been our Senior Vice President, Loss Prevention, since March 1999. Mr. Williams served as Vice President, Loss Prevention, from March 1993 through March 1999 and served as Director, Loss Prevention from April 1989 through March 1993.

Factors Affecting Future Operating Results

         The provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"), which became law in late December 1995, provide companies with a "safe harbor" when making forward-looking statements. This "safe harbor" encourages companies to provide prospective information about their companies without fear of litigation. The Company wishes to take advantage of the "safe harbor" provisions of the Act and is including this section in its Annual Report on Form 10-K in order to do so. Statements that are not historical facts, including statements about management's expectations for fiscal year 2000 and beyond, are forward-looking statements and involve various risks and uncertainties. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

If we fail to offer merchandise that our customers find attractive, our business and operating results will be harmed

         In order to meet our strategic goals, we must successfully offer to our customers new, innovative and high quality products. Our product offerings must be affordable, useful to the customer, well made, distinctive in design, and not widely available from other retailers. We cannot predict with certainty that we will successfully offer products that meet these requirements in the future.

         If other retailers, especially department stores or discount retailers, offer the same products or products similar to those we sell or if our products become less popular with our customers, our sales may decline or we may decide to offer our products at lower prices. If customers buy fewer of our products or if we have to reduce our prices, our revenues and earnings will decline.

         In addition, we must be able to deliver our merchandise in sufficient quantities to meet the demands of our customers and deliver this merchandise to customers in a timely manner. We must be able to maintain sufficient inventory levels, particularly during peak selling seasons. Our future results would be adversely affected if we are not successful in achieving these goals.

         Our success depends on our ability to anticipate and respond to changing product trends and consumer demands in a timely manner. Our products must appeal to a broad range of consumers whose preferences we cannot predict with certainty and may change between sales seasons. If we misjudge either the market for our products or our customers' purchasing habits, our sales may decline, our inventories may increase or we may be required to sell our products at lower prices. This would result in a negative effect on our business.

Our quarterly operating results are subject to significant fluctuations and seasonality

         Our business is highly seasonal, reflecting the general pattern of peak sales and earnings for the retail industry during the Holiday shopping season. A substantial portion of our total revenues and all or most of our net earnings occur during our fourth quarter ending January 31. During our 1999 and 1998 fiscal years, our total revenues for the fourth quarter ending January 31 accounted for more than 45% of total revenues for the full fiscal year. In anticipation of increased sales activity during the fourth quarter, we incur significant additional expenses, including significantly higher inventory costs and the costs of hiring a substantial number of temporary employees to supplement our regular store staff. If for any reason our sales were to be substantially below those normally expected during the fourth quarter, our annual results would be adversely affected. Due to this seasonality, our operating results for any one period may not be indicative of our operating results for the full fiscal year.

         Our operating results during the other quarters of the year are generally lower and we have historically experienced losses in these periods. It is possible that we will experience similar losses in the future in these periods. Our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including among other things, the timing of new store openings, net sales contributed by new stores, increases or decreases in comparable store sales, changes in our merchandise mix and net catalog sales.

         In addition, like other retailers we typically make merchandising and purchasing decisions well in advance of the Holiday shopping season. As a result, poor economic conditions or differences from projected customer demand for our products during the fourth quarter could result in lower revenues and earnings.

Our success depends in part on our ability to design, develop, obtain and timely deliver our proprietary products

         We are increasingly dependent on the success of the proprietary products that we design and develop for our customers. We must design and develop products that meet the demands of our customers and manufacture these products cost-effectively. We rely solely on our contract manufacturers, most of whom are located in Asia, to produce these products in sufficient quantities to meet customer demand and to obtain and deliver these products to our customers in a timely manner. These arrangements are subject to the risks of relying on products manufactured outside the United States, including political unrest and trade restrictions, currency fluctuations, work stoppages, and economic uncertainties including inflation and foreign government regulations. If we are unable to successfully design and develop or to obtain and timely deliver sufficient quantities of these products, our operating results may be adversely affected.

Our Internet strategy may not succeed

         Our growth strategy depends in substantial part on our ability to significantly increase sales of our products over the Internet. We believe that, in order to continue to grow our business and to achieve our goals, we need to market and sell our products to our current customers and new customers through channels other than store and catalog operations. We are pursuing opportunities to sell our products over the Internet through our Web site sharperimage.com as well as through Internet marketing partnerships with America Online, Catalog City, LinkShare, Yahoo! Shopping and others. This is a relatively new business and marketing strategy for us and involves risks and uncertainties. We may not succeed in increasing the sales of our products over the Internet. In addition, our Internet strategy will require us to significantly increase our technological development online marketing and human resources expenditures. If these expenditures do not result in commensurate sales, our results of operations will be adversely affected.

We face risks associated with expansion of our store operations

         We plan to continue to increase the number of The Sharper Image stores in the future in order to grow our revenues. Our ability to expand will depend in part on the following factors:

     o   the availability of attractive store locations;
     o   our ability to negotiate favorable lease terms;
     o   our ability to identify customer demand in different geographic areas;
     o   general economic conditions; and
     o   the availability of sufficient funds for expansion.

         As we continue to expand, we have started to and may continue to become concentrated in limited geographic areas. This could increase our exposure to customer demand, weather, competition, distribution problems, and poor economic conditions in these regions. In addition, our catalog sales, including Internet sales, or existing store sales in a specific region may decrease as a result of new store openings.

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

         Some of our expenses will increase with the opening of new stores. If store sales are inadequate to support these new costs, our profitability will decrease. For example, inventory costs will increase as we increase inventory levels to supply additional stores. We may not be able to manage this increased inventory without decreasing our profitability. We may need additional financing in excess of our current credit facility to be used for new store openings.
Furthermore, our current credit facility has various loan covenants we must comply with in order to maintain the credit facility. We cannot predict with certainty that we will be successful in obtaining additional funds or new credit facilities on favorable terms or at all.

We are dependent on the success of our advertising and marketing efforts

         Our revenues depend in part on our ability to effectively market and advertise our products through The Sharper Image catalog and other advertising vehicles. Increases in advertising, paper costs or postage may limit our ability to advertise without reducing our profitability. If we decrease our advertising efforts due to increased advertising costs, restrictions placed by regulatory agencies, or for any other reason, our future operating results may be materially adversely affected. We are also testing other advertising media, such as television, infomercials, radio, and single product mailings, and are planning to significantly increase advertising in fiscal 2000. Expenditures on these and other media are expected to increase, but may not produce a sufficient level of sales to cover such expenditures, which would reduce our profitability.

We rely on our catalog operations

         Our success depends in part on the success of our catalog operations. We believe that the success of our catalog operations depends on the following factors:

     o   our ability to achieve adequate response rates to our mailings;
     o our ability to continue to offer a merchandise mix that is attractive to our mail order customers;
     o   our ability to cost-effectively add new customers; and
     o   our ability to cost-effectively design and produce appealing catalogs.

         Catalog production and mailings entail substantial paper, postage, merchandise acquisition and human resource costs, including costs associated with catalog development and increased inventories. We incur nearly all of these costs prior to the mailing of each catalog. As a result, we are not able to adjust the costs being incurred in connection with a particular mailing to reflect the actual performance of the catalog. If we were to experience a significant shortfall in anticipated revenue from a particular mailing, and thereby not recover the costs associated with that mailing, our future results would be adversely affected. In addition, response rates to our mailings and, as a result, revenues generated by each mailing are affected by factors such as consumer preferences, economic conditions, the timing and mix of catalog mailings and changes in our merchandise mix, several of which may be outside our control. Further, we have historically experienced fluctuations in the response rates to our catalog mailings. If we are unable to accurately target the appropriate segment of the consumer catalog market or to achieve adequate response rates, we could experience lower sales, significant markdowns or write-offs of inventory and lower margins, which would adversely affect our future results.

Our new business lines may not succeed

         In the past we have tested new lines of business that have not always proven profitable. We continually examine and evaluate all sales channels for profitability. We may decide to develop new business lines or to acquire additional businesses in the future, and we cannot predict whether such efforts will be successful. During fiscal 1998, we discontinued our test mailing of catalogs for The Sharper Image Home Collection concept which we initiated in January 1996. Additionally, during 1997 we closed our SPA Collection division and eliminated our SPA Collection catalog after critical evaluation of its operating results and prospects. The failure of new business lines or acquisitions could adversely affect our future results.

Our catalog costs are unpredictable

         Historically, a significant portion of our revenues have been from purchases made by customers from The Sharper Image catalog. Increases in the costs of producing and distributing the catalog may reduce the profitability of our catalog sales. Specifically, we may experience increases in postage, paper or shipping costs due to factors beyond our control. As a result, our future results may be adversely affected.

We depend on our vendors' ability to timely deliver sufficient quantities of products

         Our performance depends on our ability to purchase our products in sufficient quantities at competitive prices and on our vendors' ability to make and deliver high quality products in a cost effective, timely manner. Some of our smaller vendors have limited resources, production capacities and limited operating histories. We have no long-term purchase contracts or other contracts that provide continued supply, pricing or access to new products and any vendor or distributor could discontinue selling to us at any time. We cannot assure you that we will be able to acquire the products we desire in sufficient quantities or on terms that are acceptable to us in the future. In addition, we cannot assure you that our vendors will make and deliver high quality products in a cost-effective, timely manner. We may also be unable to develop relationships with new vendors. All products we purchase from vendors in Asia must be shipped to our distribution centers by freight carriers and we cannot assure you that we will be able to obtain sufficient freight capacity at favorable rates. Our inability to acquire suitable products in a cost-effective, timely manner or the loss of one or more key vendors or freight carriers could have a negative effect on our business.

         Additionally, our relationships with our vendors are also subject to the risks of relying on products manufactured outside the United States, including political unrest and trade restrictions, work stoppages, economic uncertainties including inflation, foreign government regulation and currency fluctuations. Because 82% of our products were manufactured in various countries in Asia, primarily China, during fiscal 1999, any significant disruption in any of these countries may impair our ability to obtain sufficient quantities of products in a timely manner.

We face certain risks relating to customer service

         Our ability to provide customer service depends, to a large degree, on the efficient and uninterrupted operation of our call centers, our contracting services with third party call centers and our sharperimage.com Web site. Any material disruption or slowdown in our order processing systems resulting from labor disputes, telephone or Internet down times, electrical outages, mechanical problems, human error or accidents, fire, earthquakes, natural disasters, or comparable events could cause delays in our ability to receive orders by telephone or over the Internet and distribute orders, and may cause orders to be lost or to be shipped or delivered late. As a result, customers may be unable to place orders, cancel orders or refuse to receive goods on account of late shipments, which would result in a reduction of net sales and could mean increased administrative and shipping costs. We cannot assure you that telephone call volumes will not exceed our present telephone system capacity. If this occurs, we could experience telephone answer delays and delays in placing orders. Because our strategies depend in part on maintaining our reputation for superior levels of customer service, any impairment of our customer service reputation could have an adverse effect on our business.

We face risks associated with our distribution and fulfillment operations

         We conduct the majority of our distribution operations and all of our catalog and Internet order processing fulfillment functions from the owned facility in Little Rock, Arkansas, and uses an additional leased facility in Little Rock. We also use contract fulfillment and warehouse facilities for additional volume and seasonal requirements. Any disruption in the operations at the distribution center, particularly during the Holiday shopping season, could have a negative effect on our business. In addition, we rely upon third party carriers for our product shipments, including shipments to and from all of our stores. As a result, we are subject to certain risks, including employee strikes and inclement weather, associated with such carriers' ability to provide delivery services to meet our shipping needs. We are also dependent on temporary employees to adequately staff our distribution facility, particularly during busy periods such as the Holiday shopping season. We cannot assure you that we will continue to receive adequate assistance from our temporary employees, or that we will continue to have access to sufficient sources of temporary employees.

Results for our comparable store sales may fluctuate

         Our comparable store sales are affected by a variety of factors, including, among others:

     o   customer demand in different geographic regions;
     o   our ability to efficiently source and distribute products;
     o   changes in our product mix;
     o   effects of competition; and
     o   general economic conditions.

        Our comparable store sales have fluctuated significantly in the past and we believe that such fluctuations may continue. Our historic comparable store net sales changes were as follows:

                                                        Percentage
             Fiscal Year                            Increase (Decrease)
             -----------                            -------------------
               1997                                         1.1
               1998                                         5.3
               1999                                        12.3


         These historic results are not necessarily indicative of future results, and we cannot assure you that our comparable store sales results will not decrease in the future. Any changes in our comparable store sales results could impact our future operating performance and cause the price of the common stock to fluctuate.

We experience intense competition in the rapidly changing retail markets

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

         The United States retail industry (the specialty retail industry in particular) and e-commerce sector are dynamic in nature and have undergone significant changes over the past several years. Our ability to anticipate and successfully respond to continuing challenges is critical to our long term growth.

We may be subject to regulations regarding state sales and use tax on catalog and Internet sales and other Internet regulation

         Our business may be affected by the adoption of regulations or rules governing the sale of our products, with regard to state sales and use taxes and the regulation of the Internet. Because we have broad store presence, we are currently required to collect taxes for the majority of our catalog and Internet transactions. However, any unfavorable change in the state sales and use taxes which affects our catalog and Internet sales could adversely affect our business and results of operations. In addition, the Internet at present is largely unregulated and we are unable to predict whether significant regulations or taxes will be imposed on Internet commerce in the near future. We are unable to predict how such regulations could affect the further development of our Internet business.

Poor economic conditions may hurt our business

         Certain economic conditions that affect the level of consumer spending on our products include the following:

     o   general business conditions;
     o   interest rates;
     o   taxation; and
     o   consumer confidence in future economic conditions.

         Our business could be negatively affected by a recession or poor economic conditions and any related decline in consumer demand for discretionary items such as our products. Because we purchase merchandise from foreign entities and use foreign manufacturers on a contract basis for Sharper Image Design products and other private label products, we are subject to risks resulting from fluctuations in the economic conditions in foreign countries. The majority of our vendors and manufacturers are located in various countries in Asia, and as a result, our business may be particularly impacted by changes in the political, social, legal, and economic conditions in these countries. Additionally, weather and product transportation problems could affect our ability to maintain adequate inventory levels and adversely affect our future results.

Excessive merchandise returns could harm our business

         As part of our customer service commitment, we maintain a liberal merchandise return policy which allows customers to return most merchandise. We make allowances for returns of catalog and Internet sales in our financial statements based on historical return rates. We cannot assure you that actual merchandise returns will not exceed our allowances.

In addition, because our allowances are based on historical return rates, we cannot assure you that the introduction of new merchandise in our stores or catalogs, the opening of new stores, the introduction of new catalogs, increased sales over the Internet, changes in the merchandise mix or other factors will not cause actual returns to exceed return allowances. Any significant increase in merchandise returns that exceed our allowances could adversely affect our future results.

We may be subject to risks associated with our products, including product liability or patent and trademark infringement claims

         Our current and future products may contain defects which could subject us to product liability claims. Although we maintain limited products liability insurance, if any successful products liability claim is not covered by or exceeds our insurance, our business, results of operation and financial condition would be harmed. Additionally, third parties may assert claims against us alleging infringement, misappropriation or other violations of patent, trademark or other proprietary rights, whether or not such claims have merit. Such claims can be time consuming and expensive to defend and could require us to cease using and selling the allegedly infringing products and to incur significant litigation costs and expenses.

We depend on our key personnel

         Our success depends to a significant extent upon the abilities of our senior management, particularly Richard Thalheimer, our founder, Chairman and Chief Executive Officer. The loss of the services of any of the members of our senior management or of certain other key employees could have a significant adverse effect on our business. We maintain key man life insurance on Mr. Thalheimer in the amount of $30 million. In addition, our performance will depend upon our ability to attract and retain qualified management, merchandising and sales personnel. There can be no assurance that Mr. Thalheimer and the other members of our existing management team will be able to manage our company or our growth or that we will be able to attract and hire additional qualified personnel as needed in the future.

We are controlled by a single stockholder

         As of April 17, 2000, Richard Thalheimer beneficially owned approximately 41% of all of the outstanding shares of the common stock of our company. As a result, Mr. Thalheimer will continue to exert substantial influence over the election of directors and over our corporate actions.

Our common stock price is volatile

         Our common stock is quoted on the Nasdaq National Market, which has experienced and is likely to experience in the future significant price and volume fluctuations which could reduce the market price of our common stock without regard to our operating performance. Additionally, as our Internet business grows, we may become increasingly subject to stock price fluctuations associated with companies operating in the Internet sector. We believe that among other factors, any of the following factors could cause the price of the common stock to fluctuate substantially:

     o   quarterly fluctuations in our comparable store sales;
     o   announcements by other accessory and gift item retailers;
     o   the trading volume of our common stock in the public market;
     o   general economic conditions; and
     o   financial market conditions.

Our charter documents, our stockholders rights agreement and Delaware law may make a takeover more difficult

         We are a Delaware corporation. The Delaware General Corporation Law contains certain provisions that may make a change in control of our company more difficult or prevent the removal of incumbent directors. In addition, our Certificate of Incorporation and Bylaws and our recently adopted stockholders rights agreement contain provisions that have the same effect. These provisions may have a negative impact on the price of our common stock, may discourage third-party bidders from making a bid for our company or may reduce any premiums paid to stockholders for their common stock.


Item 2.  Properties

         The Company occupies approximately 58,000 square feet of office space for its corporate headquarters in San Francisco, CA. The Company signed a lease extension in February 2000, extending the expiration date to January 2006.

         As of January 31, 2000 the Company operates 89 The Sharper Image stores under leases covering a total of approximately 206,000 square feet of net selling space.

         The Company owns and operates a 110,000 square foot distribution facility located in Little Rock, Arkansas. Distribution functions are conducted through this facility, a 32,000 square foot leased facility in Little Rock, Arkansas and other seasonally occupied space rented by the Company in close proximity thereto. Additional mail order fulfillment is conducted by a third party.


Item 3.  Legal Proceedings

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


Item 4.  Submission of Matters to a Vote of Security Holders

          None.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

          The information set forth under "Note D -- Revolving Loan and Notes Payable" in the Notes to Financial Statements on page 25 and the information set forth under the caption "Common Stock Market Prices and Dividend Policy" on page 31 of the Sharper Image

Corporation 1999 Annual Report to Stockholders is incorporated herein by reference. As of April 17, 2000 there were 412 holders of record of the Registrant's Common Stock.


Item 6.  Selected Financial Data

          The information set forth under the caption "Financial Highlights" on page 3 of the Sharper Image Corporation 1999 Annual Report to Stockholders is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

          The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 14 to 19 of the Sharper Image Corporation 1999 Annual Report to Stockholders is incorporated herein by reference.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

           The information set forth under the caption "Quantitative and Qualitative Disclosure About Market Risk" on page 19 of the Sharper Image Corporation 1999 Annual Report to Stockholders is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data

          The financial statements and independent auditors' report set forth on pages 20 through 31 of the Sharper Image Corporation 1999 Annual Report to Stockholders are incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

          Information with respect to the directors of the Registrant is incorporated herein by reference to the Registrant's 2000 Proxy Statement to Stockholders, pages 2 through 3. Information with respect to the executive officers of the Registrant is contained in Part I of this Annual Report on Form 10-K.


Item 11.  Executive Compensation

          Information with respect to executive compensation is incorporated herein by reference to the Registrant's 2000 Proxy Statement, pages 14 to 15.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

          Information with respect to security ownership of beneficial owners and management is incorporated herein by reference to the Registrant's 2000 Proxy Statement, pages 13 to 14.

Item 13.  Certain Relationships and Related Transactions

          None.

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)1.     List of Financial Statements.

The following Financial Statements and Notes thereto set forth on pages 20 through 31 of the Sharper Image Corporation 1999 Annual Report to Stockholders are incorporated by reference as Exhibit 13.1 to this Report on Form 10-K:

Independent Auditor's Report

Statements of Operations for the years ended January 31, 2000, 1999, and 1998, Balance sheets at January 31, 2000 and 1999,

Statements of Stockholders' Equity for the years ended January 31, 2000, 1999, and 1998 Statements of Cash Flows for the years ended January 31, 2000, 1999, and 1998.


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

(a)3. List of Exhibits.

         Incorporated herein by reference is a list of the Exhibits contained in the Exhibit Index which begins on page 30 of this report.

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

SHARPER IMAGE CORPORATION                    SHARPER IMAGE CORPORATION

By: /s/ Richard J. Thalheimer                By: /s/ Jeffrey P. Forgan
    ----------------------------                 ----------------------------
Richard J. Thalheimer                        Jeffrey P. Forgan
Chief Executive                              Senior Vice President, Chief
Officer, Chairman                            Financial Officer, Corporate
(Principal Executive Officer)                Secretary (Principal Financial &
                                             Accounting Officer)


                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard Thalheimer and Jeffrey P. Forgan, and each of them, as such person's true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person's name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                Title                               Date
---------                                -----                               ----
/s/ Richard J. Thalheimer           Chief Executive                     April  28, 2000
----------------------------          Officer, Chairman
Richard J. Thalheimer                 (Principal Executive Officer)


/s/ Jeffrey P. Forgan               Senior Vice President,              April  28, 2000
----------------------------          Chief Financial Officer,
Jeffrey P. Forgan                     Corporate Secretary
                                      (Principal Financial and
                                      Accounting Officer)


/s/ Alan Thalheimer                 Director                            April  28, 2000
----------------------------
Alan Thalheimer




/s/ Gerald Napier                   Director                            April  28, 2000
----------------------------
Gerald Napier


/s/ Morton David                    Director                            April  28, 2000
----------------------------
Morton David


/s/ George James                    Director                            April  28, 2000
----------------------------
George James

                                                                                     27

                                              SHARPER IMAGE CORPORATION

                                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                       --------------------------------------

                                                       ($000)

            COLUMN                                            COLUMN          COLUMN          COLUMN          COLUMN
              A                                                 B               C               D               E

--------------------------------------------------------------------------------------------------------------------
                                                            Balance at      Additions                        Balance
                                                            Beginning       Charged to                      at End of
DESCRIPTION                                                 of Period      Costs & Exp.     Deductions        Period
--------------------------------------------------------------------------------------------------------------------

INVENTORY

YEAR ENDED JANUARY 31, 2000:
Inventory Obsolescence                                        $1,938          $2,079          $  863          $3,154

YEAR ENDED JANUARY 31, 1999:
Inventory Obsolescence                                        $1,486          $1,298          $  846          $1,938

YEAR ENDED JANUARY 31, 1998:
Inventory Obsolescence                                        $1,509          $  678          $  701          $1,486

OTHER

YEAR ENDED JANUARY 31, 2000:
Other                                                         $  804          $  265          $  235          $  834

YEAR ENDED JANUARY 31, 1999:
Other                                                         $  508          $  830          $  534          $  804

YEAR ENDED JANUARY 31, 1998:
Other                                                         $  505          $  321          $  318          $  508

                                                                                                                  28

INDEPENDENT AUDITORS' REPORT ON SCHEDULE


Board of Directors and Stockholders of
  Sharper Image Corporation


We have audited the financial statements of Sharper Image Corporation as of January 31, 2000 and 1999 and for each of the three years in the period ended January 31, 2000, and have issued our report thereon dated March 24, 2000; such financial statements and report are included in your 1999 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Sharper Image Corporation, listed in Item
14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP


San Francisco, California
March 24, 2000

                                  EXHIBIT INDEX

    3.1      Certificate of Incorporation. (Incorporated by reference to Exhibit
             3.1 to Registration Statement on Form S-1 (Registration No. 33-12755).)

    3.2 Bylaws. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 (Registration No. 33-12755).)

    3.3 Form of Certificate of Designation of Series A Junior participating Preferred Stock. (Incorporated by reference to Exhibit 3.01 to Amendment No. 2 to the Registration Statement on Form S-2.)

    4.1      Form of Rights  Certificate.  (Incorporated by reference to Exhibit
             4.01 to Amendment No. 2 to the Registration Statement on Form S-2.)

    4.2 Form of Rights Agreement dated June 7, 1999. (Incorporated by reference to Exhibit 4.02 to Amendment No. 2 to the Registration Statement on Form S-2.)

   10.1 Amended and Restated Stock Option Plan. (Incorporated by reference to Appendix to Form 14A for fiscal year ended January 31, 1999).

   10.2 1994 Non-Employee Director Stock Option Plan, as amended, dated October 7, 1994, as amended. (Incorporated by reference to Appendix to Form 14A for fiscal year ended January 31, 1999).

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

   10.11     The Sharper Image  401(K)Savings Plan (Incorporated by reference to
             Exhibit 10.21 to Registration Statement of Form S-8 (Registration No. 33-80504) dated June 21, 1994))

   10.12 Chief Executive Officer Compensation Plan dated February 3, 1995. (Incorporated by reference to Exhibit 10.24 to the Form 10-K for the fiscal year ended January 31, 1995.)

   10.13 Split-Dollar Agreement between the Company and Mr. R. Thalheimer, its Chief Executive Officer dated October 13, 1995, effective as of May 17, 1995 (Incorporated by reference to Exhibit 10.17 to Form 10-K for the fiscal year ended January 31, 1996).

   10.14 Assignments of Life Insurance Policy as Collateral, both dated October 13, 1995, effective May 17, 1995 (Incorporated by reference to Exhibit 10.18 to Form 10-K for the fiscal year ended January 31,
             1996).

   10.15 Amendment to the Financing Agreement dated May 15, 1996 between the Company and The CIT Group/Business Credit Inc. (Incorporated by reference to Exhibit 10.19 to the Form 10-Q for the quarter ended April 30, 1996).

   10.16 CAPEX Term Loan Promissory note dated October 15, 1996 between the Company and The CIT Group/Business Credit Inc. (Incorporated by reference to Exhibit 10.21 to the Form 10-Q for the quarter ended October 31, 1996).

   10.17 Employment Agreement between the Company and Mr. Barry Gilbert, its Vice Chairman and Chief Operating Officer dated and effective December 2, 1996. (Incorporated by reference to Exhibit 10.20 to Form 10-K for the fiscal year ended January 31, 1997).

   10.18 Amendment to the Financing Agreement dated February 13, 1997 between the Company and The CIT Group/Business Credit Inc. (Incorporated by reference to Exhibit 10.21 to Form 10-K for the fiscal year ended January 31, 1997).

   10.19 Amendment to the Financing Agreement dated March 24, 1997 between the Company and The CIT Group/Business Credit Inc. (Incorporated by reference to Exhibit 10.23 to Form 10-K for the fiscal year ended January 31, 1997).

   10.20 Amendment to the Financing Agreement dated April 6, 1998 between the Company and The CIT Group/Business Credit Inc. (Incorporated by reference to Exhibit 10.25 to Form 10-K for the fiscal year ended January 31, 1998).

   10.21 Amendment to Employment Agreement between the Company and Mr. Barry Gilbert, its Vice Chairman and Chief Operating Officer dated and effective November 30, 1998 (Incorporated by reference to Exhibit
             10.26 to Form 10-K for the fiscal year ended January 31, 1998)

   10.22 Amendment to the Financing Agreement dated March 23, 2000 between the Company and The Cit Group/Business Credit Inc. (Attached herewith).

   10.23 Amendment to the Corporate Headquarters Office Lease Agreement dated February 9, 2000 between the Company and its landlord, CarrAmerica Realty Corporation. (Attached herewith).

   11.1      Statement Re: Computation of Earnings per Share.

   13.1      1999 Annual Report to Stockholders.

   23.1      Independent Auditor's Consent.

   27.0      Financial Data Schedule.