Form 10-Q
period 2000-04-30
SHARPER IMAGE CORP
filed 2000-06-14
CIK 811696

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X]    Quarterly  report  pursuant  to  Section  13 or 15(d)  of the  Securities
       Exchange Act of 1934 for the quarterly period ended April 30, 2000     or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to
       _____________________

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

      Common Stock, $0.01 par value, 12,032,359 shares as of June 12, 2000

PART I
FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

SHARPER IMAGE CORPORATION
CONDENSED BALANCE SHEETS
                                                               April 30,    January 31,  April 30,
                                                                  2000         2000         1999
Dollars in thousands, except per share amounts                (Unaudited)    (Note A)   (Unaudited)
                                                                --------     --------     --------
ASSETS
Current Assets:
   Cash and equivalents                                         $ 39,248     $ 55,457     $    539
   Accounts receivable, net of allowance for doubtful
    accounts of $711, $834 and $769                                7,350        7,882        5,458
   Merchandise inventories                                        44,171       39,652       34,870
   Deferred catalog costs                                          4,050        3,079        3,354
   Prepaid expenses and other                                      5,885        7,494        7,076
                                                                --------     --------     --------
Total Current Assets                                             100,704      113,564       51,297
Property and equipment, net                                       24,046       23,961       22,241
Deferred taxes and other assets                                    4,704        4,594        3,698
                                                                --------     --------     --------
Total Assets                                                    $129,454     $142,119     $ 77,236
                                                                ========     ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                        $ 35,895     $ 42,974     $ 29,158
   Deferred revenue                                                9,470        8,605        7,020
   Income taxes payable                                              488        7,194         --
   Current portion of notes payable                                  150          147          471
                                                                --------     --------     --------
Total Current Liabilities                                         46,003       58,920       36,649
Notes payable                                                      2,327        2,366        2,477
Other liabilities                                                  3,821        3,710        3,018
                                                                --------     --------     --------
Total Liabilities                                                 52,151       64,996       42,144
                                                                --------     --------     --------
Commitments and contingencies                                       --           --           --

Stockholders' Equity:
 Preferred stock, $0.01 par value:
  Authorized 3,000,000 shares: Issued and outstanding, none         --           --           --
 Common stock, $0.01 par value:
  Authorized 25,000,000 shares: Issued and outstanding,
  12,032,359; 12,016,827 and 8,964,048 shares                        120          120           89
 Additional paid-in capital                                       43,782       43,707       12,743
 Retained earnings                                                33,401       33,296       22,260
                                                                --------     --------     --------
Total Stockholders' Equity                                        77,303       77,123       35,092
                                                                --------     --------     --------
Total Liabilities and Stockholders' Equity                      $129,454     $142,119     $ 77,236
                                                                ========     ========     ========

                        See notes to condensed financial statements.

SHARPER IMAGE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
                                                     Three Months Ended
Dollars in thousands, except per share amounts            April 30,
                                                ------------------------------
                                                    2000              1999
                                                ------------      ------------
REVENUES:
   Sales                                        $     66,681      $     45,621
   Less: returns and allowances                        7,915             5,137
                                                ------------      ------------
  Net Sales                                           58,766            40,484
   Other revenue                                         359               375
                                                ------------      ------------
                                                      59,125            40,859
                                                ------------      ------------
COST AND EXPENSES:
   Cost of products                                   28,777            20,280
   Buying and occupancy                                6,920             6,748
   Advertising and promotion                           7,342             4,234
   General, selling and administrative                16,574            12,413
                                                ------------      ------------
                                                      59,613            43,675
                                                ------------      ------------

OPERATING LOSS                                          (488)           (2,816)

OTHER INCOME (EXPENSE):
   Interest income (expense), net                        658               (41)
   Other income, net                                       5                 5
                                                ------------      ------------
                                                         663               (36)
                                                ------------      ------------

Income (Loss) Before Income Tax (Benefit)                175            (2,852)

Income tax expense (benefit)                              70            (1,141)
                                                ------------      ------------

Net Income (Loss)                               $        105      $     (1,711)
                                                ============      ============

Net Income (Loss) Per Share, basic              $       0.01      $      (0.19)
                                                ============      ============
Net Income (Loss) Per Share, diluted            $       0.01      $      (0.19)
                                                ============      ============

Weighted Average Number of Shares - basic         12,024,362         8,944,669
Weighted Average Number of Shares - diluted       12,802,425         8,944,669

                     See notes to condensed financial statements.

SHARPER IMAGE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                           Three Months Ended
                                                                                April 30,
                                                                          ----------------------
Dollars in thousands                                                        2000          1999
                                                                          --------      --------
Cash was Provided by (Used for) Operating Activities:
   Net income (loss)                                                      $    105      $ (1,711)
   Adjustments to reconcile net loss to net cash used for operations:
     Depreciation and amortization                                           1,644         1,488
     Deferred rent expense                                                      41            31
     Deferred income taxes                                                    --          (1,141)
  Changes in:
     Merchandise inventories                                                (4,519)       (2,272)
     Accounts receivable                                                       532         1,329
     Deferred catalog costs, prepaid expenses and other assets                 528        (1,229)
     Accounts payable and accrued expenses                                  (7,079)          545
     Deferred revenue, income taxes payable and other liabilities           (5,771)       (3,628)
                                                                          --------      --------
Cash Used for Operating Activities                                         (14,519)       (6,588)
                                                                          --------      --------
Cash was Provided by (Used for) Investing Activities:
   Property and equipment expenditures                                      (1,729)       (1,216)
                                                                          --------      --------
Cash Used for Investing Activities                                          (1,729)       (1,216)
                                                                          --------      --------
Cash was Provided by (Used for) Financing Activities:
   Issuance of common stock for stock options, net of repurchases               75           154
   Principal payments on notes payable                                         (36)         (200)
                                                                          --------      --------
Cash Provided by (Used for) Financing Activities                                39           (46)
                                                                          --------      --------

Net Decrease in Cash and Equivalents                                       (16,209)       (7,850)
                                                                          --------      --------
Cash and Equivalents at Beginning of Period                                 55,457         8,389
                                                                          --------      --------

Cash and Equivalents at End of Period                                     $ 39,248      $    539
                                                                          ========      ========

Supplemental Disclosure of Cash Paid for:

   Interest                                                               $     69      $    101
   Income Taxes                                                           $  6,167      $  3,418

                               See notes to condensed financial statements.

                            SHARPER IMAGE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                Three-month periods ended April 30, 2000 and 1999

                                   (Unaudited)

NOTE A- Financial Statements

The condensed balance sheets at April 30, 2000 and 1999, and the related condensed statements of operations and cash flows for the three-month periods ended April 30, 2000 and 1999 have been prepared by Sharper Image Corporation (the "Company"), without audit. In the opinion of management, the condensed financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of April 30, 2000 and 1999, and for the three-month periods then ended. The balance sheet at January 31, 2000, presented herein, has been derived from the audited balance sheet of the Company.

Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted from these interim financial statements. Accordingly, these interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Annual Report.

The Company's business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the Holiday shopping season. The secondary peak period for the Company is June, reflecting the gift buying for Father's Day and graduations. A substantial portion of the Company's total revenues and all or most of the Company's net earnings occur in the fourth quarter ending January 31. The Company, as is typical in the retail industry, generally experiences lower revenues and earnings during the other quarters and has incurred and may continue to incur losses in these quarters. The results of operations for these interim periods are not necessarily indicative of the results for the full fiscal year.

Certain reclassifications have been made to prior periods' financial statements in order to conform with current period presentations.

NOTE B- Revolving Loan and Notes Payable

During the quarter ended April 30, 2000, the Company amended its revolving secured credit facility agreement. This amended agreement extends the expiration date to September 2004. As of April 30, 2000, the agreement as amended, allows the Company borrowings and letters of credit up to a maximum of $31 million for the period from October 1, 2000 through December 31, 2000, and $20 million for other times of the year based on inventory levels. The credit facility is secured by the Company's inventory, accounts receivable, general intangibles and certain other assets. Borrowings under this facility bear interest at either the prime rate per annum or at LIBOR plus 1.50% per annum, determined by financial performance. The credit facility contains certain financial covenants pertaining to interest coverage ratio and net worth and contains limitations on operating leases, other borrowings, dividend payments and stock repurchases. For the three-month period ended April 30, 2000, the Company was in compliance with all covenants. The credit facility allows seasonal borrowings of up to $31 million for the period from October 1, 2000 through December 31, 2000, increasing by $1 million for this period in each of the two subsequent years, and remaining at the $33 million for this period the following year. At April 30, 2000, the Company had no amounts outstanding on its revolving credit facility. As of April 30, 2000, letter of credit commitments outstanding under the credit facility were $8.7 million.

In addition, the credit facility provides for term loans for capital expenditures ("Term Loans") up to an aggregate of $2.5 million. Amounts borrowed under the Term Loans bear interest at a variable rate of either prime plus 0.50% per annum or at LIBOR plus 2.50% per annum determined by financial performance. Each Term Loan is to be repaid in 36 equal monthly principal installments. As of April 30, 2000, there were no borrowings on this facility.

At April 30, 2000, notes payable included a mortgage loan collateralized by the Company's distribution center. This note bears interest at a fixed rate of 8.40%, provides for monthly payments of principal and interest in the amount of $29,367, and matures in January 2011. At April 30, 2000, the balance of this note was $2.5 million.

NOTE C - Earnings (Loss) Per Share

Basic earnings per share is computed as net income available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares to be issued through stock options. The potential dilutive effects of stock options were excluded from the diluted earnings per share for the three-month period ended April 30, 1999 because their inclusion in net loss periods would be anti-dilutive to the earnings per share calculation. For the three months ended April 30, 2000, the weighted average number of common shares outstanding was adjusted for the incremental shares assumed issued on the exercise of common stock:

Net income                                     $   105,000
Average shares of common stock
       outstanding during the period            12,024,362
                                               ===========

Basic Earnings per Share                       $      0.01
                                               ===========

Average shares of common stock
       outstanding during the period            12,024,362
Add:
Incremental shares from assumed
       exercise of stock options - diluted         778,063
                                               -----------

                                                12,802,425
                                               ===========

Diluted Earnings per Share                     $      0.01
                                               ===========

Options for which the exercise price was greater than the average market price of common stock of common stock for the three months ended April 30, 2000 were not included in the computation of diluted earnings per share. The number of such options for which the exercise price was greater than the average market price of $11.03 was 16,000.

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

NOTE F - Segment Information

The Company classifies its business interests into three reportable segments: retail stores, catalog and Internet. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note A of the 1999 Annual Report. The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income tax expense or benefit. The Company's reportable segments are strategic business units that offer the same products and utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. The Company does not have intersegment sales, but the segments are managed separately because each segment has different channels for selling the product.

Financial information for the Company's business segments is as follows:

                                                           Three Months Ended
                                                                April 30,
                                                         -----------------------
Dollars in thousands                                         2000          1999
                                                         --------      --------
Revenues:
   Stores                                                $ 38,191      $ 29,240
   Catalog                                                 11,110         8,373
   Internet                                                 8,406         2,329
   Other                                                    1,418           917
                                                         --------      --------
   Total Revenues                                        $ 59,125      $ 40,859
                                                         --------      --------

Operating Contributions:
   Stores                                                $  3,470      $    390
   Catalog                                                  1,498         1,646
   Internet                                                   397            85
   Unallocated                                             (5,190)       (4,973)
                                                         --------      --------
   Earnings (Loss) Before Income Tax Expense (Benefit)   $    175      $ (2,852)
                                                         --------      --------

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The condensed balance sheets of the Company as of April 30, 2000 and 1999 and the related condensed statements of operations and cash flows for the three-month periods then ended have been reviewed by the Company's independent accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements is presented herein.

INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors
Sharper Image Corporation
San Francisco, California

We have reviewed the accompanying condensed balance sheets of Sharper Image Corporation as of April 30, 2000 and 1999, and the related condensed statements of operations and cash flows for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Sharper Image Corporation as of January 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 24, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of January 31, 2000 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
-------------------------
San Francisco, CA

May 17, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The following table sets forth the results of operations expressed as a percentage of total revenues for the periods indicated.

                                             Three Months Ended
                                                 April 30,
                                             -------------------
Percentage of Total Revenues                  2000         1999
                                             ------       ------
Revenues:
     Net store sales                           64.6%        71.6%
     Net catalog sales                         18.8         20.5
     Net Internet sales                        14.2          5.7
     Net wholesale sales                        1.8          1.3
Other revenue                                   0.6          0.9
                                             ------       ------
Total Revenues                                100.0%       100.0%

Costs and Expenses:
     Cost of products                          48.7         49.6
     Buying and occupancy                      11.7         16.5
     Advertising and promotion                 12.4         10.4
     General, selling and administrative       28.0         30.4

Other (income) expense, net                    (1.1)         0.1
                                             ------       ------
Income (Loss) Before Income Tax Benefit         0.3         (7.0)

Income Tax Expense (Benefit)                    0.1         (2.8)
                                             ------       ------

Net Income (Loss)                               0.2%        (4.2)%
                                             ======       ======

The following table sets forth the components of total revenues for the periods indicated.

                                    Three Months Ended
                                         April 30,
                                    -------------------
                                      2000        1999
                                    -------     -------
Revenues (dollars in thousands)
Net store sales                     $38,191     $29,240
Net catalog sales                    11,110       8,373
Net Internet sales                    8,406       2,329
Net wholesale sales                   1,059         542
                                    -------     -------
     Total Net Sales                 58,766      40,484
List rental                             300         282
Licensing                                59          93
                                    -------     -------

     Total Revenues                 $59,125     $40,859
                                    =======     =======

Revenues

Net sales for the three-month period ended April 30, 2000 increased $18,282,000, or 45.2%, from the comparable three-month period of the prior year. Returns and allowances for the three-month period ended April 30, 2000, were 11.9% of sales, as compared with 11.3% of sales for the comparable prior year period. Net sales increased in all three sales channels: stores, catalog and Internet. The increase in Company net sales for the three-month periods ended April 30, 2000 compared to the same period last year was attributable to increases in net sales from Sharper Image stores of $8,951,000; increases in net sales from the Sharper Image catalog segment of $2,737,000; and increases in net sales from Internet operations of $6,077,000. Continued increases in sales of Sharper Image Design proprietary products, as well as the continued increases in the volume of Internet transactions, and the effectiveness of the Company's direct marketing activities in the catalog segment were primary factors in the achievement of the overall increase in net sales.

Continued popularity of Sharper Image Design proprietary products, as well as private label products, has been a key factor in the year over year increases in net sales. Management believes that the continuing development and introduction of these new and popular products is important to the Company's future success. Sharper Image Design proprietary products increased from 25.4% of net sales in 1999 to 31.8% for the comparable three-month period ended April 30, 2000. Private label products increased from 14.2% of net sales in 1999 to 21.9% for the comparable three-month period ended April 30, 2000. Management believes the effectiveness of its increased multimedia advertising initiatives in fiscal 1999 and the first quarter of 2000 was also a contributing factor in higher revenue increases and will be an important factor in future revenue growth, although there can be no assurances of the continued success of these and future advertising initiatives. This advertising strategy contributed to improved sales in all three sales channels: stores, catalog and Internet. Sales in the Internet channel also benefited from the popularity of online shopping and continued enhancements to the Company's e-commerce site sharperimage.com.

For the three-month period ended April 30, 2000, as compared with the same period last year, net store sales increased $8,951,000, or 30.6% and comparable store sales increased 31.8%. The increase in net store sales for the three-month period ended April 30, 2000 as compared with the same prior year period reflects a 14.2% increase in total store transactions and a 14.6% increase in average revenue per transaction. The increase in net store sales for the three-month period ended April 30, 2000 is also attributable to the opening of four new stores since April 30, 1999, as well as fiscal 2000 having a full quarter of sales from two stores opened late in the first quarter of 1999. These increases were partially offset by the closing of three stores at their lease maturity during the second and fourth quarters of fiscal 1999.

For the three-month period ended April 30, 2000, net catalog segment sales increased $2,737,000 or 32.7%, as compared with the same period last year. This increase in the first quarter of fiscal 2000 in catalog segment net sales reflects a 23.0% increase in transactions, as well as an increase of 7.9% in average revenue per order compared to the same prior year period. In addition to the continued popularity of Sharper Image Design proprietary and private label products, management believes the increase in Sharper Image catalog sales for the three-month period ended April 30, 2000, as compared to the same period last year, is partially attributable to a 24.9% increase in circulation, or 47.0% increase in Sharper Image Catalog pages circulated. Management is continually reviewing the pages and the number of catalogs circulated in its efforts to optimize the revenues from catalog advertising, and is currently planning to continue an increased circulation in fiscal 2000. Another basis for the increased catalog segment sales in the first quarter of fiscal 2000 from the same period last year is the increased single-product "solo-mailer" campaigns of Sharper Image Design proprietary products conducted in fiscal 2000, and the revenue generated from infomercials in 2000. The Company intends to continue its aggressive multimedia advertising programs to attract new customers, while achieving an appropriate return on investment.

For the three-month period ended April 30, 2000, the Company's Internet sales from the sharperimage.com Web site, which includes the Sharper Image auction site, increased $6,077,000, or 261% from the same period last year. This increase is attributable to a 265.8% increase in Internet transactions, partially offset by a decrease of 1.3% in average revenue per transaction compared to the same quarter last year. The decrease in average revenue per transaction is attributable to Internet auction activity, which began in the quarter ended April 30, 1999, but had a full quarter of operations in fiscal 2000. Excluding auction site transactions, the average revenue per Internet transaction increased 15.4% for the quarter ended April 30, 2000, compared to the same quarter in the prior year. The auction site was launched to further the Company's strategy of increasing its Internet business and broadening its customer base. Management believes the auction site has brought on additional customers as it has significantly increased the total visits and page views on the Company's Web site. The auction site not only offers consumers the fun of bidding and winning products at less than retail prices, it also allows the Company the opportunity to effectively manage its closeout products. In fiscal 1999, there was continual improvement in the usability and entertainment value of the Company's e-commerce site. In fiscal 2000, the Company plans additional site enhancements with new features and ease-of-use technology, while continuing its aggressive multimedia advertising programs impacting all three sales channels. The increase in these sales channels, Sharper Image stores, catalog and Internet also reflects the emphasis on increasing sales of the Sharper Image Design proprietary and private label products.

Cost of Products

Cost of products for the three-month period ended April 30, 2000 increased $8,497,000, or 41.9%, from the comparable prior year period. The increase in cost of products is due to the higher sales volume compared to the same period last year. The gross margin rate for the three-month period ended April 30, 2000 was 51.0%, which was 1.1 percentage points better than the comparable period of the prior year. The higher gross margin rate in first quarter fiscal 2000 reflects an increase in sales of the Sharper Image Design proprietary and private label products, which generally carry higher margins than branded products. The Sharper Image Design proprietary products percentage of sales, exclusive of wholesale, increase to 31.8% from 25.4% in first quarter of fiscal 2000 compared to first quarter of fiscal 1999. For the same comparable periods, the private label products increased to 21.9% in fiscal 2000, from 14.2% in fiscal 1999.

The Company's gross margin rate fluctuates with the changes in its merchandise mix, which is affected by new items available in various categories. The variation in merchandise mix from category to category from year to year reflects the characteristic that the Company is driven by individual products, as opposed to general lines of merchandise. Additionally, the Company's expanding auction site and other promotional activities will tend to in part offset the rate of increase in our gross margin performance. It is impossible to predict future gross margin rates, although the Company's goal is to continue to increase sales of Sharper Image Design proprietary products and other exclusive private label products, as these products generally carry higher margins than branded products. The popularity of these proprietary products contributed to the 1.1 percentage point increase in the gross margin rate for fiscal 1999, and should continue to have a positive impact on the Company's gross margin rate.

Buying and Occupancy

Buying and occupancy costs for the three-month period ended April 30, 2000 increased $172,000, or 2.5%, from the comparable prior year period. The increase primarily reflects the occupancy costs associated with the four new stores opened since April 30, 1999, which was partially offset by the elimination of the occupancy costs of the three Sharper Image stores closed at their lease maturity during the second and fourth quarters of fiscal 1999. Buying and occupancy costs as a percentage of net sales decreased from 16.7% for the quarter ended April 30, 1999 to 11.8% for the quarter ended April 30, 2000.

Advertising and Promotion Expenses

Advertising and promotion expenses for the three-month period ended April 30, 2000 increased $3,108,000, or 73.4%, from the comparable prior year period. The increase in advertising and promotion expenses was partially attributable to the 47.0% increase in The Sharper Image catalog pages circulated in the first quarter of fiscal 2000. The Company continued its multimedia advertising initiatives to acquire new customers which management believes will increase sales in the stores, catalog and Internet channels. These advertising campaigns include radio advertising, single product "solo-mailers" and infomercials, among others. Advertising and promotion expenses as a percentage of net sales increased from 10.5% for the quarter ended April 30, 1999 to 12.5% for the quarter ended April 30, 2000.

While the Sharper Image catalog serves as the primary source of advertising for its retail stores, mail order and Internet businesses, the Company continually reevaluates its advertising strategies and catalog circulation plans to maximize the effectiveness of its advertising programs.

General, Selling and Administrative Expenses

General, selling and administrative (GS&A) expenses for the three-month period ended April 30, 2000 increased $4,161,000, or 33.5%, from the comparable prior year period. The increase was primarily due to increases in variable expenses from increased net sales. The Company's continued development in proprietary products and Internet operations have increased GS&A expenses for expanding and improving the operational infrastructure, as well as attracting and retaining key employees. The increase in GS&A expenses was also partially attributable to overall selling expenses related to the opening of four new stores since April 30, 1999, partially offset by the reduced selling expenses of three stores closed at lease maturity during this period. GS&A expenses as a percentage of net sales decreased from 30.7% for the quarter ended April 30, 1999 to 28.2% for the quarter ended April 30, 2000.

Other Income (Expense)

Other income, net, for the three-month period ended April 30, 2000, increased $699,000 from the comparable prior year periods, primarily due to the interest income earned in fiscal 2000 from higher investment balances generated from improved operating results and the proceeds of the secondary offering completed in July 1999.

Liquidity and Capital Resources

The Company met its short-term liquidity needs and its capital requirements in the three-month period ended April 30, 2000 with cash generated by operations, trade credit and funds retained from the secondary offering proceeds.

During the quarter ended April 30, 2000, the Company amended its revolving secured credit facility agreement. This amended agreement extends the expiration date to September 2004. As of April 30, 2000, the agreement, as amended, allows the Company borrowings and letters of credit up to a maximum of $31 million for the period from October 1, 2000 through December 31, 2000, and $20 million for other times of the year based on inventory levels. The credit facility is secured by the Company's inventory, accounts receivable, general intangibles and certain other assets. Borrowings under this facility bear interest at either the prime rate per annum or at LIBOR plus 1.50% per annum, determined by financial performance. The credit facility contains certain financial covenants pertaining to interest coverage ratio and net worth and contains limitations on operating leases, other borrowings, dividend payments and stock repurchases. For the three-month period ended April 30, 2000, the Company was in compliance with all covenants. The credit facility allows seasonal borrowings of up to $31 million for the period from October 1, 2000 through December 31, 2000, increasing by $1 million for this period in each of the two subsequent years, and remaining at the $33 million for this period the following year. At April 30, 2000, the Company had no amounts outstanding on its revolving credit facility. As of April 30, 2000, letter of credit commitments outstanding under the credit facility were $8.7 million.

In addition, the credit facility provides for term loans for capital expenditures ("Term Loans") up to an aggregate of $2.5 million. Amounts borrowed under the Term Loans bear interest at a variable rate of either prime plus 0.50% per annum or at LIBOR plus 2.50% per annum determined by financial performance. Each Term Loan is to be repaid in 36 equal monthly principal installments. As of April 30, 2000, there were no borrowings on this facility.

At April 30, 2000, notes payable included a mortgage loan collateralized by the Company's distribution center. This note bears interest at a fixed rate of 8.40%, provides for monthly payments of principal and interest in the amount of $29,367, and matures in January 2011. At April 30, 2000, the balance of this note was $2.5 million.

During the three-month period ended April 30, 2000, the Company opened one new store in San Diego, California. In the remaining quarters of fiscal 2000, the Company plans include expanding its fulfillment and distribution center capacity; opening three to five new stores; and remodeling approximately eight stores at lease maturity. These initiatives, combined with updating the Company's e-commerce Web site sharperimage.com and a recurring level of capital expenditures, will result in capital expenditures estimated to be between $15 million and $25 million in fiscal 2000.

The Company believes it will be able to fund its cash needs for the remainder of fiscal 2000 through existing cash balances, cash generated from operations, trade credit and the credit facility.

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

The interest payable on the Company's credit facility is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable debt rose 0.9% (10% from the bank's reference rate) as of April 30, 2000, the Company's results from operations and cash flows would not be materially affected. In addition, the Company has fixed and variable income investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio.

The Company enters into a significant amount of purchase obligations outside of the U.S. that are settled in U. S. dollars, and therefore, has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that foreign currency exchange risk is immaterial.

Uncertainties and Risk

The foregoing discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included with this report. The foregoing discussion contains certain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties include, without limitation, risks of changing market conditions in the overall economy and the retail industry, consumer demand, the opening of new stores, actual advertising expenditures by the Company, the success of the Company's advertising and merchandising strategy, availability of products, and other factors detailed from time to time in the Company's annual and other reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligations to revise to these forward-looking statements to reflect events or circumstances after the date hereof.

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

10.1 Amended and Restated Stock Option Plan (as amended through September 25,1998). (Incorporated by reference to Registration Statement on Form S-8 filed on January 19, 1996 (Registration No. 33-3327) and Exhibit to Definitive Proxy Statement on Schedule 14A filed April 29, 1999.)

10.2 1994 Non-Employee Director Stock Option Plan dated October 7, 1994 (as amended through September 25,1998). (Incorporated by reference to Registration Statement on Form S-8 filed on January 19, 1996 (Registration No. 33-3327) and Exhibit to Definitive Proxy Statement on
         Schedule 14A filed April 29, 1999.)

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

10.17 Amendment to the Financing Agreement dated February 13, 1997 between the Company and The CIT Group/Business Credit Inc. (Incorporated by reference to Exhibit 10.21 to the Form 10-K for the fiscal year ended January 31, 1997.)

10.18 Amendment to the Financing Agreement dated March 24, 1997 between the Company and The CIT Group/Business Credit Inc. (Incorporated by reference to Exhibit 10.23 to the Form 10-K for the fiscal year ended January 31, 1997.)

10.19 Amendment to the Financing Agreement dated April 6, 1998 between the Company and The CIT Group/Business Credit Inc. (Incorporated by reference to Exhibit 10.25 to the Form 10-K for the fiscal year ended January 31, 1998.)

10.20 Amendment to the Financing Agreement dated March 23, 2000 between the Company and The CIT Group/Business Credit Inc. (Incorporated by reference to Exhibit 10.22 to Form 10-K for the fiscal year ended January 31, 2000.)

10.21 Amendment to the Corporate Headquarters Office Lease Agreement dated February 9, 2000 between the Company and its landlord, CarrAmerica Realty Corporation. (Incorporated by reference to Exhibit 20.23 to Form 10-K for the fiscal year ended January 31, 2000.)

10.22 2000 Stock Incentive Plan. (Incorporated by reference to Exhibit to Definitive Proxy Statement on Schedule 14A filed May 9, 2000.)

15.0     Letter Re: Unaudited Interim Financial Information.

27.0     Financial Data Schedule

(b)         Reports on Form 8-K

            The Company has not filed any reports on Form 8-K for the three months ended April 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SHARPER IMAGE CORPORATION



Date:     June 13, 2000                        by:/s/  Tracy Y. Wan
                                                  ------------------------------
                                                        Tracy Y. Wan
                                                        President
                                                        Chief Operating Officer

                                               by:/s/  Jeffrey P. Forgan
                                                 -------------------------------
                                                        Jeffrey P. Forgan
                                                        Senior Vice President
                                                        Chief Financial Officer