Form 10-Q
period 2000-07-31
SHARPER IMAGE CORP
filed 2000-09-14
CIK 811696

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2000 or _____________

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to
     _____________




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

     Common Stock, $0.01 par value 12,059,294 shares as of September 11, 2000

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHARPER IMAGE CORPORATION
CONDENSED BALANCE SHEETS
                                                                            July 31,           January 31,       July 31,
                                                                              2000                2000             1999
Dollars in thousands, except per share amounts                             (Unaudited)           (Note A)       (Unaudited)
                                                                           -----------           --------       -----------
ASSETS
Current Assets:
   Cash and equivalents                                                    $   36,149         $   55,457         $   25,894
   Accounts receivable, net of allowance for doubtful
    accounts of $665, $ 834 and $ 1,008                                         6,538              7,882              5,737
   Merchandise inventories                                                     52,933             39,652             34,844
   Deferred catalog costs                                                       4,186              3,079              2,482
   Prepaid expenses and other                                                   6,218              7,494              6,782
                                                                           ----------         ----------         ----------
Total Current Assets                                                          106,024            113,564             75,739
Property and equipment, net                                                    28,347             23,961             23,021
Deferred taxes and other assets                                                 4,957              4,594              4,063
                                                                           ----------         ----------         ----------
Total Assets                                                               $  139,328         $  142,119         $  102,823
                                                                           ==========         ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Accounts payable and accrued expenses                                   $   44,089         $   42,974         $   24,500
   Deferred revenue                                                            10,067              8,605              6,996
   Income taxes payable                                                           488              7,194                  -
   Current portion of notes payable                                               153                147                308
                                                                           ----------         ----------         ----------
Total Current Liabilities                                                      54,797             58,920             31,804

Notes payable                                                                   2,288              2,366              2,441
Other liabilities                                                               3,704              3,710              3,241
                                                                           ----------         ----------         ----------
Total Liabilities                                                              60,789             64,996             37,486
                                                                           ----------         ----------         ----------

Commitments and contingencies                                                       -                  -                  -

Stockholders' Equity:
 Preferred stock, $0.01 par value:
  Authorized 3,000,000 shares: Issued and outstanding, none                         -                  -                  -
 Common stock, $0.01 par value:
  Authorized 25,000,000 shares: Issued and outstanding,
12,042,727, 12,016,827 and 11,965,730 shares                                      120                120                119
 Additional paid-in capital                                                    43,834             43,707             43,060
 Retained earnings                                                             34,585             33,296             22,158
                                                                           ----------         ----------        -----------
Total Stockholders' Equity                                                     78,539             77,123             65,337
                                                                           ----------         ----------        -----------
Total Liabilities and Stockholders' Equity                                 $  139,328         $  142,119        $   102,823
                                                                           ==========         ==========        ===========


                                        See notes to condensed financial statements.

                                                             2

SHARPER IMAGE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                                                         Three Months Ended                  Six Months Ended
Dollars in thousands, except per share amounts                July 31,                           July 31,
                                                              --------                           --------
                                                          2000            1999               2000              1999
                                                          ----            ----               ----              ----
REVENUES:
   Sales                                           $    88,964     $    64,463        $   155,645       $   110,084
   Less: returns and allowances                          9,454           7,028             17,369            12,165
                                                   -----------     -----------        -----------       -----------
  Net Sales                                             79,510          57,435            138,276            97,919
   Other revenue                                           360             269                719               644
                                                   -----------     -----------        -----------       -----------
                                                        79,870          57,704            138,995            98,563
                                                   -----------     -----------        -----------       -----------


COSTS AND EXPENSES:
   Cost of products                                     38,180          28,355             66,957            48,635
   Buying and occupancy                                  7,249           6,887             14,169            13,635
   Advertising and promotion                            12,556           8,193             19,898            12,427
   General, selling, and administrative                 20,301          14,332             36,875            26,745
                                                   -----------     -----------        -----------       -----------
                                                        78,286          57,767            137,899           101,442
                                                   -----------     -----------        -----------       -----------

OPERATING INCOME (LOSS)                                  1,584             (63)             1,096            (2,879)
                                                   -----------     -----------        -----------       -----------

OTHER INCOME (EXPENSE):

   Interest income (expense) - net                         592            (101)             1,250              (142)
   Other - net                                            (203)             (6)              (198)               (1)
                                                   -----------     -----------        -----------       -----------
                                                           389            (107)             1,052              (143)
                                                   -----------     -----------        -----------       -----------

Income (Loss) Before Income Tax
   Expense (Benefit)                                     1,973            (170)             2,148            (3,022)

Income Tax Expense (Benefit)                               789             (68)               859            (1,209)
                                                   -----------     -----------        -----------       -----------

Net Income (Loss)                                  $     1,184     $      (102)       $     1,289       $    (1,813)
                                                   ===========     ===========        ===========       ===========

Net Income (Loss) Per Share
       -  Basic                                    $      0.10     $     (0.01)       $      0.11       $     (0.20)
                                                   ===========     ===========        ===========       ===========
       -  Diluted                                  $      0.09     $     (0.01)       $      0.10       $     (0.20)
                                                   ===========     ===========        ===========       ===========

Weighted Average Number of Shares -
          Basic                                     12,035,104       9,095,492         12,029,792         9,021,330
          Diluted                                   13,055,221       9,095,492         12,928,369         9,021,330

                                   See notes to condensed financial statements.

SHARPER IMAGE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                                               Six Months Ended
                                                                                                   July 31,
                                                                                                   --------
Dollars in thousands                                                                         2000             1999
                                                                                             ----             ----
Cash Provided by (Used for) Operating Activities:
   Net Income (Loss)                                                                  $     1,289       $   (1,813)
   Adjustments to reconcile net income (loss) to net cash provided by
   (used for) operations:
     Depreciation and amortization                                                          3,404            3,093
     Deferred rent expense                                                                     87               73
     Deferred income taxes                                                                      -           (1,308)
     Loss on disposal of equipment                                                            211                -

Changes in operating assets and liabilities:
     Merchandise inventories                                                              (13,281)          (2,246)
     Accounts receivable                                                                    1,344            1,050
     Deferred catalog costs, prepaid expenses and other assets                               (194)            (261)
     Accounts payable and accrued expenses                                                  1,115           (4,113)
     Deferred revenue, income taxes payable and other liabilities                          (5,337)          (3,471)
                                                                                      -----------       ----------
Cash Used for Operating Activities                                                        (11,362)          (8,996)
                                                                                      -----------       ----------

Cash  Used for Investing Activities:

   Property and equipment expenditures                                                     (8,001)          (3,601)
                                                                                      ------------      -----------
Cash Used for Investing Activities                                                         (8,001)          (3,601)
                                                                                      -----------       ----------

Cash Provided by (Used for) Financing Activities:
   Proceeds from revolving borrowings                                                           -           11,955
   Payments on revolving borrowings                                                             -          (11,955)
   Proceeds from issuance of common stock, net of repurchases                                 127           30,501
   Principal payments on notes payable                                                        (72)            (399)
                                                                                      -----------       ----------
Cash Provided by Financing Activities                                                          55           30,102
                                                                                      -----------       ----------

Net Increase (Decrease) in Cash and Equivalents                                           (19,308)          17,505
                                                                                      -----------       ----------
Cash and Equivalents at Beginning of Period                                                55,457            8,389
                                                                                      -----------       ----------

Cash and Equivalents at End of Period                                                 $    36,149       $   25,894
                                                                                      ===========       ==========



Supplemental Disclosure of Cash Paid for:
   Interest                                                                                  $135             $205
   Income Taxes                                                                            $7,193               $0

                                   See notes to condensed financial statements.

                                                        4

                            SHARPER IMAGE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

         Three-month and six-month periods ended July 31, 2000 and 1999

                                   (Unaudited)

NOTE A- Financial Statements

The condensed balance sheets at July 31, 2000 and 1999, and the related condensed statements of operations for the three-month and six-month periods, and condensed statements of cash flows for the six-month period then ended have been prepared by the Sharper Image Corporation ("the Company"), without audit. In the opinion of management, the condensed financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 31, 2000 and 1999, and for all periods then ended. The balance sheet at January 31, 2000, presented herein, has been derived from the audited balance sheet of the Company.

Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these interim financial statements. Accordingly, these interim condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Annual Report.

The Company's business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the Holiday shopping season. A secondary peak period for the Company is June, reflecting the gift giving for Father's Day and graduations. A substantial portion of the Company's total revenues and all or most of the Company's net earnings, usually occur in the fourth quarter ending January 31. The Company, as is typical in the retail industry, generally experiences lower revenues and net operating results during the other quarters and has incurred and may continue to incur losses in these quarters. The results of operations for these interim periods are not necessarily indicative of the results for the full fiscal year.

Certain reclassifications have been made to prior periods' financial statements in order to conform with current period presentations.

NOTE B- Revolving Loan and Notes Payable

During the six-months ended July 31, 2000, the Company amended its revolving secured credit facility agreement. This amended agreement extends the expiration date to September 2004. The agreement as amended, allows the Company borrowings and letters of credit up to a maximum of $31 million for the period from July 18, 2000 through December 31, 2000, and $20 million for other times of the year based on inventory levels. The credit facility is secured by the Company's inventory, accounts receivable, general intangibles and certain other assets. Borrowings under this facility bear interest at either the prime rate per annum or at LIBOR plus 1.50% per annum, determined by financial performance. The credit facility contains certain financial covenants pertaining to interest coverage ratio and net worth and contains limitations on operating leases, other borrowings, dividend payments and stock repurchases. For the six-month period ended July 31, 2000, the Company was in compliance with all covenants.The credit facility allows seasonal borrowings of up to $31 million for the period from

July 18, 2000 through December 31, 2000, increasing by $1 million for the period October 1 through December 31, in each of the two subsequent years, and remaining at the $33 million for this period the following year. At July 31, 2000, the Company had no amounts outstanding on its revolving credit facility. As of July 31, 2000, letter of credit commitments outstanding under the credit facility were $18.0 million.

At July 31, 2000, notes payable included a mortgage loan collateralized by the Company's distribution center. This note bears interest at a fixed rate of 8.40%, provides for monthly payments of principal and interest in the amount of $29,367, and matures in January 2011. At July 31, 2000, the balance of this note was $2.4 million.

NOTE C - Earnings (Loss) Per Share

Basic earnings per share is computed as net income available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares to be issued through stock options. The potential dilutive effects of stock options were excluded from the diluted earnings per share for the three and six-month periods ended July 31, 1999 because their inclusion in net loss periods would be anti-dilutive to the earnings per share calculation. For the three and six-months ended July 31, 2000, the weighted average number of common shares outstanding was adjusted for the incremental shares assumed issued on the exercise of stock options:

                                                 Three months      Six months
                                                     ended           ended
                                                 July 31, 2000    July 31, 2000
                                                 -------------    -------------

Net income                                       $1,184,000       $1,289,000
Average shares of common stock
       outstanding during the period             12,035,104       12,029,792
                                                 ==========       ==========

Basic Earnings per Share                         $     0.10       $     0.11
                                                 ==========       ==========

Average shares of common stock
       outstanding during the period             12,035,104       12,029,792
Add:
Incremental shares from assumed
       exercise of stock options - diluted        1,020,117          898,577
                                                 ----------       ----------

                                                 13,055,221       12,928,369
                                                 ==========       ==========

Diluted Earnings per Share                       $     0.09       $     0.10
                                                 ==========       ==========

Options for which the exercise price was greater than the average market price of common stock for the three and six-months ended July 31, 2000 were not included in the computation of diluted earnings per share. The number of such options for which the exercise price was greater than the average market price of $13.61 was 12,500.

NOTE D - Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes, after review with corporate counsel, that the resolution of these matters will not have a material effect on the Company's financial position or results of operations.

NOTE E - New Accounting Standards

In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments-Deferral of the Effective Date of SFAS No. 133." SFAS 133, as amended in July 2000 by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133", establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As amended by SFAS 137, SFAS 133 is effective for fiscal years beginning after June 15, 2000 and is not to be applied retroactively. The Company is evaluating the impact, if any, SFAS No. 133 may have on the Company's financial position or results of operations.

NOTE F - Segment Information

The Company classifies its business interests into three reportable segments: retail stores, catalog and Internet. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note A of the 1999 Annual Report. The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income tax expense or benefit. The Company's reportable segments are strategic business units that offer the same products and utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. The Company does not have intersegment sales, but the segments are managed separately because each segment is a different channel for selling products.

Financial information for the Company's business segments is as follows:
                                                   Three Months Ended                Six Months Ended
                                                        July 31,                          July 31,
                                                        --------                         ---------
                                                 2000            1999              2000            1999
                                                 ----            ----              ----            ----
Dollars in thousands
Revenues:
     Stores                                 $    53,317      $   39,828         $   91,507     $   69,068
     Catalog                                     14,487          12,449             25,597         20,822
     Internet                                    10,634           4,258             19,040          6,587
     Other                                        1,432           1,169              2,851          2,086
                                            -----------      ----------         ----------     ----------
Total Revenues                                  $79,870      $   57,704         $  138,995     $   98,563
                                            -----------      ----------         ----------     ----------

Operating Contributions:

     Stores                                 $     6,962      $    4,578         $   10,432     $    5,292
     Catalog                                      1,513             487              3,011          1,357
     Internet                                       554             196                951            747
     Unallocated                                 (7,056)         (5,431)           (12,246)       (10,418)
                                            -----------      ----------         ----------     ----------
Income (Loss) Before

   Income Tax Benefit                       $     1,973      $     (170)        $    2,148     $   (3,022)
                                            -----------      ----------         ----------     ----------


INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The condensed balance sheets of the Company as of July 31, 2000 and 1999, and the related condensed statements of operations for the three-month and six-month periods, and statement of condensed cash flows for the six-month periods then ended have been reviewed by the Company's independent accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements is presented herein.

INDEPENDENT ACCOUNTANTS' REPORT

Sharper Image Corporation
San Francisco, California

We have reviewed the accompanying condensed balance sheets of Sharper Image Corporation as of July 31, 2000 and 1999, and the related condensed statements of operations for the three-month and six-month periods, and condensed statements of cash flows for the six-month periods then ended. These financial statements are the responsibility of the Company's management.

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

August 16, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The following  table is derived from the Company's  Statements of Operations and shows the results of  operations  for the periods  indicated as a percentage  of total revenues.
                                                   Three Months Ended                 Six Months Ended
                                                        July 31,                          July 31,
                                                        --------                         ---------
                                                 2000              1999             2000            1999
                                                 ----              ----             ----            ----
Revenues:
     Net store sales                             66.8%             69.0%            65.9%          70.1%
     Net catalog sales                           18.1              21.6             18.4           21.1
     Net Internet sales                          13.3               7.4             13.7            6.7
     Net wholesale sales                          1.3               1.5              1.5            1.5
Other revenue                                     0.5               0.5              0.5            0.6
                                           ----------        ----------       ----------     ----------
Total Revenues                                  100.0%            100.0%           100.0%         100.0%

Costs and Expenses:
     Cost of products                            47.8              49.1             48.2           49.3
     Buying and occupancy                         9.1              11.9             10.2           13.8
     Advertising and promotion                   15.7              14.2             14.3           12.6
     General, selling
      and administrative                         25.4              24.9             26.6           27.1

Other (Income) Expense                           (0.5)              0.2             (0.8)           0.2
                                           ----------        ----------       ----------     ----------

Income (Loss) Before Income Tax
     Expense (Benefit)                            2.5              (0.3)             1.5           (3.0)

Income Tax Expense (Benefit)                      1.0              (0.1)             0.6           (1.2)
                                           ----------        ----------       ----------     ----------

Net Income (Loss)                                 1.5%             (0.2)%             .9%          (1.8)%
                                           ==========        ==========       ==========     ==========

                                                   10

The following table sets forth the components of total revenues for the periods indicated.

                                         Three Months Ended    Six Months Ended
                                              July 31,             July 31,
                                              --------             --------
                                          2000      1999        2000       999
                                          ----      ----        ----       ----
Revenues (dollars in thousands)
Net store sales                        $53,317    $39,828    $ 91,507   $69,068
Net catalog sales                       14,487     12,449      25,597    20,822
Net Internet sales                      10,634      4,258      19,040     6,587
Net wholesale sales                      1,072        900       2,132     1,442
                                       -------    -------    --------   -------

     Total Net Sales                    79,510     57,435     138,276    97,919

List rental                                297        220         596       502
Licensing                                   63         49         123       142
                                       -------    -------    --------   -------

     Total Revenues                    $79,870    $57,704    $138,995   $98,563
                                       =======    =======    ========   =======


Revenues

The Company's second quarter net sales increased $22,075,000, or 38.4%, from the comparable three-month period last year. Net sales for the six-month period ended July 31, 2000 increased $40,357,000 or 41.2%, from the comparable period last year. Returns and allowance for the three-month and six-month periods ended July 31, 2000, were 10.6% and 11.2% of sales, as compared with 10.9% and 11.1% of sales for the comparable prior year periods. The increase in Company net sales for the three and six-month periods ended July 31, 2000 compared to the same periods last year was attributable to increases in net sales from Sharper Image stores of $13,489,000 and $22,439,000, respectively; increases in net sales from the Sharper Image catalog of $2,038,000 and $4,775,000, respectively; and increases in net sales from Internet operations of $6,376,000 and $12,453,000, respectively.

The continued popularity of Sharper Image Design proprietary products, as well as private label products, has been a key factor in the year over year increases in net sales. Management believes that the continuing development and introduction of these new and popular products is important to the Company's future success. Sharper Image Design proprietary products and private label products increased from 43.2% of net sales in 1999 to 64.7% for the comparable three month period ended July 31, 2000. Also, the Company introduced in 1999 a private label product, the Razor Rollerboard scooters, which have contributed substantially to the net sales increases in 2000. Management believes that the popularity of this product will continue through the 2000 holiday season. On a forward-looking basis, there can be no assurance that the sales of this product can be maintained at current levels or that sales from this product will continue at its present trend. Management believes the effectiveness of its increased multimedia advertising initiatives in fiscal 1999 and the first two quarters of 2000 was also a contributing factor in higher revenue increases. Management believes the multimedia advertising initiatives will be an important factor in future revenue growth, although there can be no assurances of the continued success of these and future advertising initiatives. Management also believes this advertising strategy contributed to improved sales in all three sales channels: stores, catalog and Internet. Sales in the Internet channel also benefited from the popularity of online shopping and continued enhancements to the Company's e-commerce site sharperimage.com.

For the three-month and six-month periods ended July 31, 2000, as compared with the same periods last year, net store sales increased $13,489,000, or 33.8%, and $22,439,000, or 32.5 %, and comparable store sales increased by 32.8% and 31.4%, respectively. The increase in net store sales for the three-month period ended July 31, 2000 reflects a 22.4% increase in total store transactions, with a 9.7% increase in average revenue per transaction, compared with the same prior year period. Total store transactions increased 18.9% for the six-months ended July 31, 2000, with an 11.8% increase in average revenue per transaction, compared with the same prior year period. Management believes the increase in net store sales is partially due to the increase in multimedia advertising programs during the three and six-month period ended July 31, 2000. Also contributing to the comparable store sales growth is the continued popularity of Sharper Image Design products and private label products, including the Razor Rollerboard scooters.

For the three and six-month periods ended July 31, 2000, as compared with the same period of the prior year, net catalog segment sales increased $2,038,000 or 16.4%, and $4,775,000 or 22.9%, respectively. For the three-month period ended July 31, 2000, the increase in net catalog sales represents a 13.2% increase in the number of transactions and a 2.8% increase in the average revenue per order for the three-month period ended July 31, 2000. For the six-month period ended July 31, 2000, the increase in net catalog sales represents a 16.7% increase in the number of transactions and a 7.4% increase in the average revenue per order. In addition to the continued popularity of Sharper Image Design proprietary and private label products, management believes the increase in Sharper Image catalog sales for the three and six-month periods ended July 31, 2000, as compared to the same period last year, is partially attributable to a 31.9% and 29.0% increase in circulation, or 44.3% and 45.3% increase in Sharper Image catalog pages circulated. Management is continually reviewing the pages and the number of catalogs circulated in its efforts to optimize the revenues from catalog advertising, and is currently planning to continue an increased circulation in fiscal 2000. Another contributing factor to the increase in net catalog sales in fiscal 2000 from the same period last year, is the increased single-product "solo-mailer" campaigns of Sharper Image Design proprietary products conducted in fiscal 2000, and increased revenue generated from infomercials and print ads in 2000. The Company intends to continue its aggressive multimedia advertising programs through the fourth quarter to attract new customers, while achieving an appropriate return on investment.

For the three and six-month periods ended July 31, 2000, the Company's Internet sales from the sharperimage.com website, which includes the Sharper Image auction site, increased $6,376,000, or 150% and $12,453,000 or 189%, respectively, from the same periods last year. The three-month increase is attributable to a 141.7% increase in Internet transactions and an increase of 3.3% in average revenue per transaction, as compared to the same period of the prior year. The six-month increase is attributable to a 181.2% increase in Internet transactions and an increase of 2.8% in average revenue per transaction, as compared to the same period of the prior year. The Sharper Image auction site was launched in April 1999, to further the Company's strategy of increasing its Internet business and broadening its customer base. Management believes the auction site has brought on additional customers as it has increased the total visits and page views on the Company's website. The auction site offers consumers the fun of bidding and winning products at less than retail prices, it also allows the Company the opportunity to effectively manage its closeout, refurbished and repackaged products. Management reviews the Companies website on a regular basis and is continually developing new and enhanced features.

Cost of Products

Cost of products for the three-month and six-month periods ended July 31, 2000 increased $9,825,000, or 34.7%, and $18,322,000, or 37.7%, from the comparable prior year periods. The increase in cost of products is due to the higher sales volume compared to the same periods last year. The gross margin rate for the three and six-month periods ended July 31, 2000 was 52.0% and 51.6%, respectively, which was 1.4 and 1.3 percentage points better than the comparable prior year periods. The higher gross margin rates reflect an increase in sales of the Sharper Image Design proprietary and private label products, which generally carry higher margins. The Sharper Image Design proprietary products and private label products percentage of sales, exclusive of wholesale, increased to 64.7% from 43.2% in first six months of fiscal 2000 compared to the same period of fiscal 1999.

The Company's gross margin rate fluctuates with the changes in its merchandise mix, which is affected by new items available in various categories. The variation in merchandise mix from category to category from year to year reflects the characteristic that the Company is driven by individual products, as opposed to general lines of merchandise. Additionally, the Company's expanding auction site and other promotional activities will, in part, tend to offset the rate of increase in our gross margin performance. It is impossible to predict future gross margin rates, although the Company's goal is to continue to increase sales of Sharper Image Design proprietary products and other exclusive private label products, as these products generally carry higher margins than branded products and may be less susceptible to price comparisons by customers. The popularity of the Sharper Image proprietary and private label products contributed to the 1.3 percentage point increase in the gross margin rate for fiscal 2000, and management believes these products will continue to have a positive impact on the Company's gross margin rate.

Buying and Occupancy

Buying and occupancy costs for the three-month and six-month periods ended July 31, 2000 increased $362,000, or 5.3%, and $534,000, or 3.9% from the comparable prior year periods. The increase primarily reflects the occupancy costs associated with the five new stores opened since July 31, 1999, which was partially offset by the elimination of the occupancy costs of the four Sharper Image stores closed at their lease maturity during the fiscal 1999 and the first six months of fiscal 2000. Buying and occupancy costs as a percentage of net sales decreased from 12.0% for the three months ended July 31, 1999 to 9.1% for the three months ended July 31, 2000. Buying and occupancy costs as a percentage of net sales decreased from 13.9% for the six months ended July 31, 1999 to 10.2% for the six months ended July 31, 2000. Although "percentage rent" terms in most of the Company's lease agreements will increase lease costs in the second half of 2000, management believes the Company will continue to experience buying and occupancy leverage as a percentage of sales when compared to the same period of 1999.

Advertising and Promotion Expenses

Advertising and promotion expenses for the three-month and six-month periods ended July 31, 2000 increased $4,363,000, or 53.3%, and $7,471,000, or 60.1%
from the comparable prior year periods. The increase in advertising and promotion expenses was partially attributable to the 45.3% increase in The Sharper Image catalog pages circulated in the first six months of fiscal 2000. The Company continued its multimedia advertising initiatives to acquire new customers which management believes will increase sales in the stores, catalog and Internet channels, although there can be no assurance of the continued success of these advertising initiatives. These advertising campaigns include radio advertising, single product "solo-mailers", print advertising and infomercials, among others. Advertising and promotion expenses as a percentage of net sales increased from 14.3% for the quarter ended July 31, 1999 to 15.8% for the quarter ended July 31, 2000. Advertising and promotion expenses as a percentage of net sales increased from 12.7% for the six months ended July 31, 1999 to 14.4% for the six months ended July 31, 2000.

While the Sharper Image catalog serves as the primary source of advertising for its retail stores, mail order and Internet businesses, the Company continually reevaluates its advertising strategies and catalog circulation plans to maximize the overall effectiveness of its advertising programs.

General, Selling and Administrative Expenses

General, selling and administrative (GS&A) expenses for the three-month and six-month periods ended July 31, 2000 increased $5,969,000, or 41.7%, and $10,130,000, or 37.9% from the comparable prior year periods. The increase was primarily due to increases in variable expenses from increased net sales. The Company's continued development in proprietary products and Internet operations have increased GS&A expenses for expanding and improving the operational infrastructure, as well as attracting and retaining key employees. The Company also added to its administrative infrastructure by adding payroll, facilities and related costs in the areas of internet site development, distribution centers, proprietary product development and corporate office, among other departments. GS&A expenses as a percentage of net sales increased from 24.9% for the quarter ended July 31, 1999 to 25.5% for the quarter ended July 31, 2000. GS&A expenses as a percentage of net sales decreased from 27.3% for the six months ended July 31, 1999 to 26.7% for the six months ended July 31, 2000.

Other Income (Expense)

Other income, net, for the three and six-month periods ended July 31, 2000, increased $496,000 and $1,195,000 from the comparable prior year periods, primarily due to the interest income earned in fiscal 2000 from higher investment balances generated from improved operating results and the proceeds of the secondary offering completed in July 1999.

Liquidity and Capital Resources

The Company met its short-term liquidity needs and its capital requirements in the six-month period ended July 31, 2000 with cash generated by operations, trade credit and funds retained from the secondary offering proceeds.

During the six months ended July 31, 2000, the Company amended its revolving secured credit facility agreement. This amended agreement extends the expiration date to September 2004. The agreement allows the Company borrowings and letters of credit up to a maximum of $31 million for the period from July 18, 2000 through December 31, 2000, and $20 million for other times of the year based on inventory levels. The credit facility is secured by the Company's inventory, accounts receivable, general intangibles and certain other assets. Borrowings under this facility bear interest at either the prime rate per annum or at LIBOR plus 1.50% per annum, determined by financial performance. The credit facility contains certain financial covenants pertaining to interest coverage ratio and net worth and contains limitations on operating leases, other borrowings, dividend payments and stock repurchases. For the six-month period ended July 31, 2000, the Company was in compliance with all covenants. The credit facility allows seasonal borrowings of up to $31 million for the period from July 18, 2000 through December 31, 2000, increasing by $1 million for the period October 1 through December 31, in each of the two subsequent years, and remaining at the $33 million for this period the following year. At July 31, 2000, the Company had no amounts outstanding on its revolving credit facility. As of July 31, 2000, letter of credit commitments outstanding under the credit facility were $18.0 million.

At July 31, 2000, notes payable included a mortgage loan collateralized by the Company's distribution center. This note bears interest at a fixed rate of 8.40%, provides for monthly payments of principal and interest in the amount of $29,367, and matures in January 2011. At July 31, 2000, the balance of this note was $2.4 million.

During the six-month period ended July 31, 2000, the Company opened a new store located at Horton Plaza in San Diego, California and a flagship location at Union Square in San Francisco, California. The Company has also remodeled six stores during the first six months of fiscal 2000 and opened a second primary distribution center totaling approximately 60,000 square feet in Ontario, California. This facility will be operated for the Company by a third party vendor. In the remaining quarters of fiscal 2000, the Company plans include opening three to five new stores. These initiatives, combined with updating the Company's e-commerce Web site sharperimage.com and a recurring level of capital expenditures, will result in capital expenditures estimated to be between $12 million and $20 million in fiscal 2000.

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

The interest payable on the Company's credit facility is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable debt rose 0.9% (10% from the bank's reference rate) during the period ending- July 31, 2000, the Company's results from operations and cash flows would not be materially affected. In addition, the Company has fixed and variable income investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio.

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

                                     PART II

                                OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           The Company's 2000 Annual Meeting of Stockholders (the Annual Meeting) was held on June 12, 2000. The following matters were voted on by the stockholders:

                  1. Election of five Directors. Messrs. Richard J. Thalheimer, Alan Thalheimer, Gerald Napier, Morton David, and George James were elected to the Company's Board of Directors. The results of the voting were as follows: 11,186,921 votes in favor of Richard J. Thalheimer, with 388,064 votes withheld; 11,186,820 votes in favor of Alan Thalheimer, with 388,165 votes withheld; 11,186,820 votes in favor of Gerald Napier, with 388,165 votes withheld; 11,186,520 votes in favor of Morton David, with 388,465 votes withheld; and 11,186,396 votes in favor of George James, with 388,589 votes withheld.

                  2. Approval of the Company's 2000 Stock Incentive Plan under which 3,147,107 shares of Common Stock were initially reserved for issuance, subject to certain adjustments and increases set forth in the plan. The result of the voice 5,307,282 votes in favor, 3,259,842 against, 17,047 abstaining, and 2,990,814 broker non-votes.

                  3. Ratification of selection of Deloitte & Touche LLP as independent public accountants for the Company for the fiscal year ending January 31, 2001. The result of the vote was 11,563,066 in favor, 7,279 against, and 4,640 abstaining.

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

10.1 Amended and Restated Stock Option Plan (as amended through September 25, 1998). (Incorporated by reference to Registration Statement on Form S-8 filed on January 19, 1996 (Registration No. 33-3327) and Exhibit to Definitive Proxy Statement on Schedule 14A filed April 29, 1999.)

10.2 1994 Non-Employee Director Stock Option Plan dated October 7, 1994 (as amended through September 25, 1998). (Incorporated by reference to Registration Statement on Form S-8 filed on January 19, 1996 (Registration No. 33-3327) and Exhibit to Definitive Proxy Statement on
         Schedule 14A filed April 29, 1999.)

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

10.11    The Sharper  Image 401(K)  Savings Plan  (Incorporated  by reference to
         Exhibit 10.21 to Registration Statement of Form S-8 (Registration No. 33-80504) dated June 21, 1994).)

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

10.15 Amendment to the Financing Agreement dated May 15, 1996 between the Company and The CIT Group/Business Credit Inc. (Incorporated by reference to Exhibit 10.19 to the Form 10Q for the quarter ended April 30, 1996.)

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

10.22 2000 Stock Incentive Plan. (Incorporated by reference to Exhibit to Definitive Proxy Statement on Schedule 14A filed May 9, 2000.)

10.23 Amendment to the Financing Agreement dated July 18, 2000 between the Company and The CIT Group/Business Credit, Inc.

15.0     Letter Re: Unaudited Interim Financial Information.

27.0     Financial Data Schedule

(b)         Reports on Form 8-K

            The Company has not filed any reports on Form 8-K for the three months ended July 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SHARPER IMAGE CORPORATION



Date: September 14, 2000                   by:/s/  Tracy Y. Wan
                                                ------------------------------
                                                     Tracy Y. Wan
                                                     President
                                                     Chief Operating Officer

                                             by:/s/  Jeffrey P. Forgan
                                                ------------------------------
                                                     Jeffrey P. Forgan
                                                     Senior Vice President
                                                     Chief Financial Officer