Form 10-Q
period 2000-10-31
SHARPER IMAGE CORP
filed 2000-12-15
CIK 811696

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 2000 or

[   ]    Transition  report  pursuant  to Section 13 or 15(d) of the  Securities
         Exchange Act of 1934 for the transition  period from  ______________ to
         ____________



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

     Common Stock, $0.01 par value 12,067,911 shares as of December 12, 2000

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SHARPER IMAGE CORPORATION
CONDENSED BALANCE SHEETS
                                                            October 31, January 31, October 31,
                                                               2000        2000       1999
Dollars in thousands, except per share amounts              (Unaudited)  (Note A)   (Unaudited)
                                                              --------   --------    --------
ASSETS
Current Assets:
   Cash and equivalents                                       $ 17,124   $ 55,457   $  7,325
   Accounts receivable, net of allowance for doubtful
    accounts of $710, $834 and $812                             13,261      7,882     10,498
   Merchandise inventories                                      74,950     39,652     52,166
   Deferred catalog costs                                        7,691      3,079      9,459
   Prepaid expenses and other                                    7,179      7,494      6,290
                                                              --------   --------   --------
Total Current Assets                                           120,205    113,564     85,738
Property and equipment, net                                     34,161     23,961     23,605
Deferred taxes and other assets                                  4,957      4,594      4,262
                                                              --------   --------   --------
Total Assets                                                  $159,323   $142,119   $113,605
                                                              ========   ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                      $ 57,868   $ 42,974   $ 35,327
   Deferred revenue                                             10,464      8,605      6,959
   Income taxes payable                                          2,209      7,194       --
   Current portion of notes payable                                156        147        144
                                                              --------   --------   --------
Total Current Liabilities                                       70,697     58,920     42,430

Notes payable                                                    2,248      2,366      2,404
Other liabilities                                                4,650      3,710      3,260
                                                              --------   --------   --------
Total Liabilities                                               77,595     64,996     48,094
                                                              --------   --------   --------
Commitments and contingencies                                     --         --         --

Stockholders' Equity:
 Preferred stock, $0.01 par value:
  Authorized 3,000,000 shares: Issued and outstanding, none       --         --         --
 Common stock, $0.01 par value:
  Authorized 25,000,000 shares: Issued and outstanding,
  12,067,911, 12,016,827 and 11,972,730 shares                     121        120        119
 Additional paid-in capital                                     43,917     43,707     43,086
 Retained earnings                                              37,690     33,296     22,306
                                                              --------   --------   --------
Total Stockholders' Equity                                      81,728     77,123     65,511
                                                              --------   --------   --------

Total Liabilities and Stockholders' Equity                    $159,323   $142,119   $113,605
                                                              ========   ========   ========

                  See notes to condensed financial statements.

                                       2

SHARPER IMAGE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                                                           Three Months Ended             Nine Months Ended
Dollars in thousands, except per share amounts                October 31,                     October 31,
                                                              -----------                     -----------
                                                          2000            1999           2000              1999
                                                          ----            ----           ----              ----
REVENUES:
   Sales                                              $    108,784    $     65,075    $    264,429    $    175,159
   Less: returns and allowances                             11,408           7,230          28,777          19,395
                                                      ------------    ------------    ------------    ------------
  Net Sales                                                 97,376          57,845         235,652         155,764
   Other revenue                                               606             435           1,326           1,079
                                                      ------------    ------------    ------------    ------------
                                                            97,982          58,280         236,978         156,843
                                                      ------------    ------------    ------------    ------------
COSTS AND EXPENSES:
   Cost of products                                         48,074          29,384         115,031          78,019
   Buying and occupancy                                      7,778           6,934          21,947          20,569
   Advertising and promotion                                12,600           6,619          32,498          19,046
   General, selling, and administrative                     24,705          15,286          61,580          42,031
                                                      ------------    ------------    ------------    ------------
                                                            93,157          58,223         231,056         159,665
                                                      ------------    ------------    ------------    ------------
OPERATING INCOME (LOSS)                                      4,825              57           5,922          (2,822)
                                                      ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
   Interest income - net                                       418             192           1,668              50
   Other - net                                                 (68)             (2)           (266)             (3)
                                                      ------------    ------------    ------------    ------------
                                                               350             190           1,402              47
                                                      ------------    ------------    ------------    ------------
Income (Loss) Before Income Tax
   Expense (Benefit)                                         5,175             247           7,324          (2,775)
Income Tax Expense (Benefit)                                 2,070              99           2,930          (1,110)
                                                      ------------    ------------    ------------    ------------
Net Income (Loss)                                     $      3,105    $        148    $      4,394    $     (1,665)
                                                      ============    ============    ============    ============

Net Income (Loss) Per Share
         Basic                                        $       0.26    $       0.01    $       0.37    $      (0.17)
                                                      ============    ============    ============    ============
         Diluted                                      $       0.23    $       0.01    $       0.34    $      (0.17)
                                                      ============    ============    ============    ============

Weighted Average Number of Shares
           Basic                                        12,060,187      11,969,132      12,039,997      10,014,729
           Diluted                                      13,340,345      12,706,524      13,068,305      10,014,729



                                   See notes to condensed financial statements.

SHARPER IMAGE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                         Nine Months Ended
                                                                             October 31,
                                                                             ----------
Dollars in thousands                                                      2000        1999
                                                                        --------    --------
Cash Provided by (Used for) Operating Activities:
   Net Income (Loss)                                                    $  4,394    $ (1,665)
   Adjustments to reconcile net income (loss) to net cash provided by
   (used for) operations:
     Depreciation and amortization                                         5,501       4,810
     Deferred rent expense                                                  (136)       (115)
     Deferred income taxes                                                  --        (1,209)
     Loss on disposal of equipment                                           288        --
Changes in operating assets and liabilities:
     Merchandise inventories                                             (35,298)    (19,568)
     Accounts receivable                                                  (5,379)     (3,711)
     Deferred catalog costs, prepaid expenses and other assets            (4,660)     (7,043)
     Accounts payable and accrued expenses                                14,894       6,714
     Deferred revenue, income taxes payable and other liabilities         (2,050)     (3,301)
                                                                        --------    --------
Cash Used for Operating Activities                                       (22,446)    (25,088)
                                                                        --------    --------
Cash Used for Investing Activities:
   Property and equipment expenditures                                   (15,989)     (5,903)
                                                                        --------    --------
Cash Used for Investing Activities                                       (15,989)     (5,903)
                                                                        --------    --------
Cash Provided by (Used for) Financing Activities:
   Proceeds from revolving borrowings                                       --        11,955
   Payments on revolving borrowings                                         --       (11,955)
   Proceeds from issuance of common stock                                    211      30,527
   Principal payments on notes payable                                      (109)       (600)
                                                                        --------    --------
Cash Provided by Financing Activities                                        102      29,927
                                                                        --------    --------
Net Decrease in Cash and Equivalents                                     (38,333)     (1,064)
                                                                        --------    --------
Cash and Equivalents at Beginning of Period                               55,457       8,389
                                                                        --------    --------
Cash and Equivalents at End of Period                                   $ 17,124    $  7,325
                                                                        ========    ========

Supplemental Disclosure of Cash Paid for:
   Interest                                                             $    214    $    323
   Income Taxes                                                         $  7,750    $      0

                               See notes to condensed financial statements.

                            SHARPER IMAGE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

       Three-month and nine-month periods ended October 31, 2000 and 1999

                                   (Unaudited)

NOTE A- Financial Statements

The condensed balance sheets at October 31, 2000 and 1999, and the related condensed statements of operations for the three-month and nine-month periods, and condensed statements of cash flows for the nine-month periods then ended have been prepared by the Sharper Image Corporation ("the Company"), without audit. In the opinion of management, the condensed financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 2000 and 1999, and for all periods then ended. The balance sheet at January 31, 2000, presented herein, has been derived from the audited balance sheet of the Company.

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

NOTE B- Revolving Loan and Notes Payable

On September 29, 2000 the Company amended it's revolving secured credit facility agreement to temporarily increase the limit on documentary letters of credit from $15 million to $23 million and to temporarily increase the limit on the aggregate amount of eligible ordered inventory from $6.5 million to $15 million in order to accommodate vendor terms for purchases of top selling products. On July 18, 2000, the Company amended this agreement to allow the Company borrowings and letters of credit up to a maximum of $31 million for the period from July 18, 2000 through December 31, 2000, and $20 million for other times of the year based on inventory levels. On March 23, 2000 the Company amended the agreement to extend the expiration date to September 2004. The credit facility is secured by the Company's inventory, accounts receivable, general intangibles and certain other assets. Borrowings under this facility bear interest at either the prime rate per annum or at LIBOR plus 1.50% per annum, determined by financial performance. The credit facility contains certain financial covenants pertaining to interest coverage ratio and net worth and contains limitations on operating leases, other borrowings, dividend payments and stock repurchases. For the nine-month period ended October 31, 2000, the Company was in compliance with all covenants. The credit facility allows seasonal borrowings of up to $31 million for the period from July 18, 2000 through December 31, 2000, increasing by $1 million for the period October 1 through December 31, in each of the two subsequent years, and remaining at the $33 million for this period the following year. At October 31, 2000, the Company had no amounts outstanding on its revolving credit facility. As of October 31, 2000, letter of credit commitments outstanding under the credit facility were $11.5 million.

At October 31, 2000, notes payable included a mortgage loan collateralized by the Company's distribution center. This note bears interest at a fixed rate of 8.40%, provides for monthly payments of principal and interest in the amount of $29,367, and matures in January 2011. At October 31, 2000, the balance of this note was $2.4 million.

NOTE C - Earnings (Loss) Per Share

Basic  earnings  per  share  is  computed  as net  income  available  to  common stockholders divided by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflect the potential  dilution that could occur from common shares to be issued through stock options. For the three and nine-months  ended October 31, 2000 and 1999, the weighted average number of common shares outstanding was adjusted for the incremental shares assumed issued on the exercise of stock options:
                                               Three months                   Nine months
                                                  ended                         ended
                                                October 31,                   October 31,
                                                -----------                   -----------
                                           2000            1999           2000           1999
                                           ----            ----           ----           ----
Net income (loss)                      $  3,105,525   $    147,720   $  4,394,503   $ (1,665,419)
Average shares of common stock
       outstanding during the period     12,060,187     11,969,132     12,039,997     10,014,729

Basic Earnings (Loss) per Share        $       0.26   $       0.01   $       0.37   $      (0.17)
                                       ============   ============   ============   ============

Average shares of common stock
       outstanding during the period     12,060,187     11,969,132     12,039,997     10,014,729
Add:
Incremental shares from assumed
       exercise of stock options          1,280,158        737,392      1,028,308              0
                                       ------------   ------------   ------------   ------------
                                         13,340,345     12,706,524     13,068,305     10,014,729

Diluted Earnings (Loss) per Share      $       0.23   $       0.01   $       0.34   $      (0.17)
                                       ============   ============   ============   ============


For the three-month periods ended 10/31/00 and 10/31/99, 13,800 and 14,000 options were excluded as the average market price was in excess of the exercise price. For the nine-month period ended 10/31/00, 41,300 options were excluded as the average market price was in excess of the exercise price. For the nine-month period ended 10/31/99, all options were excluded, as they would have been antidilutive given the loss for the period.

NOTE D - Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes, after review with corporate counsel, that the resolution of these matters will not have a material effect on the Company's financial position or results of operations.

NOTE E - New Accounting Standards

In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments-Deferral of the Effective Date of SFAS No. 133." SFAS 133, as amended in July 2000 by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133", establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As amended by SFAS 137, SFAS 133 is effective for fiscal years beginning after June 15, 2000 and is not to be applied retroactively. The Company does not believe the adoption of SFAS No. 133 will have a material adverse impact on the Company's financial position or results of operations."

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

Financial information for the Company's business segments is as follows:

                                 Three Months Ended         Nine Months Ended
                                     October 31,               October 31,
                                     -----------              ------------
                                  2000         1999        2000         1999
                                  ----         ----        ----         ----
Dollars in thousands
Revenues:
     Stores                    $  58,162    $  34,622    $149,669$      103,689
     Catalog                      19,379       12,255       44,976       33,077
     Internet                     13,694        5,318       32,734       11,905
     Other                         6,747        6,085        9,599        8,172
                               ---------    ---------    ---------    ---------
Total Revenues                 $  97,982    $  58,280    $ 236,978    $ 156,843
                               ---------    ---------    ---------    ---------
Operating Contributions:
     Stores                    $   7,897    $   2,290    $  18,329    $   7,582
     Catalog                       3,003        1,273        6,014        2,757
     Internet                        939          954        1,890        1,575
     Unallocated                  (6,664)      (4,270)     (18,909)     (14,689)
                               ---------    ---------    ---------    ---------
Income (Loss) Before
   Income Tax Benefit          $   5,175    $     247    $   7,324    $  (2,775)
                               ---------    ---------    ---------    ---------



NOTE G - Subsequent Event

On December 6, 2000, the Company's board of directors authorized a common stock repurchase program. The program allows for the repurchase of up to 800,000 shares and expires on January 31, 2002. Through December 12, 2000 the Company has repurchased 20,000 shares of common stock at a total cost of approximately $274,000.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The condensed balance sheets of the Company as of October 31, 2000 and 1999, and the related condensed statements of operations for the three-month and nine-month periods, and statement of condensed cash flows for the nine-month periods then ended have been reviewed by the Company's independent accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements is presented herein.

INDEPENDENT ACCOUNTANTS' REPORT

Sharper Image Corporation
San Francisco, California

We have reviewed the accompanying condensed balance sheets of Sharper Image Corporation as of October 31, 2000 and 1999, and the related condensed statements of operations for the three-month and nine-month periods, and condensed statements of cash flows for the nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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

November 16, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's report on Form 10-K as filed with the Securities and Exchange Commission. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include statements regarding the Company and its business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Form 10-Q. Additionally, statements concerning future matters such as the development of new products or enhancements, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements. All forward-looking statements in this Form 10-Q are based upon information available to the Company as of the date hereof, and the Company assumes no obligation to revise or update any such forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Form 10-Q. Actual results could differ materially from our current expectations. Factors that could cause or contribute to such differences include, but are not limited to those set forth under "Factors Affecting Future Operating Results" below in this Quarterly Report, and elsewhere in this Quarterly Report.

RESULTS OF OPERATIONS


The following table is derived from the Company's Statements of Operations and shows the results of operations for the periods indicated as a percentage of total revenues.

                                     Three Months Ended       Nine Months Ended
                                        October 31,            October 31,
                                        -----------            ------------
                                      2000       1999         2000       1999
                                      ----       ----         ----       ----
Revenues:
     Net store sales                   59.3%     59.4%         63.2%     66.1%
     Net catalog sales                 19.8      21.0          19.0      21.1
     Net internet sales                14.0       9.1          13.8       7.6
     Net wholesale sales                6.3       9.7           3.5       4.5
Other revenue                           0.6       0.8           0.5       0.7
                                      -----     -----         -----     -----
Total Revenues                        100.0%    100.0%        100.0%    100.0%

Costs and Expenses:
     Cost of products                  49.1      50.4          48.5      49.7
     Buying and occupancy               7.9      11.9           9.3      13.1
     Advertising and promotion         12.9      11.4          13.7      12.2
     General, selling
      and administrative               25.2      26.2          26.0      26.8
Other (Income) Expense                 (0.4)     (0.3)         (0.6)      0.0
                                      -----     -----         -----     -----
Income (Loss) Before Income Tax
     Expense (Benefit)                  5.3       0.4           3.1      (1.8)
Income Tax Expense (Benefit)            2.1       0.1           1.2      (0.7)
                                      -----     -----         -----     -----
Net Income (Loss)                       3.2%      0.3%          1.9%     (1.1)%
                                      =====     =====         =====     =====

The following table sets forth the components of total revenues for the periods indicated.

                                        Three Months Ended    Nine Months Ended
                                           October 31,           October 31,
                                           -----------          ------------
                                         2000       1999       2000       1999
                                         ----       ----       ----       ----
Revenues (dollars in thousands)
Net store sales                        $ 58,162   $ 34,622   $149,669   $103,689
Net catalog sales                        19,379     12,255     44,976     33,077
Net internet sales                       13,694      5,318     32,734     11,905
Net wholesale sales                       6,141      5,650      8,273      7,093
                                       --------   --------   --------   --------
     Total Net Sales                     97,376     57,845    235,652    155,764
List rental                                 548        391      1,144        893
Licensing                                    58         44        182        186
                                       --------   --------   --------   --------
     Total Revenues                    $ 97,982   $ 58,280   $236,978   $156,843
                                       ========   ========   ========   ========


Revenues

The Company's third quarter net sales increased $39,531,000, or 68.3%, from the comparable three-month period last year. Net sales for the nine-month period ended October 31, 2000 increased $79,888,000 or 51.3%, from the comparable period last year. Returns and allowances for the three-month and nine-month periods ended October 31, 2000, were 10.5% and 10.9% of sales, as compared with 11.1% of sales for both comparable prior year periods. The increase in Company net sales for the three and nine-month periods ended October 31, 2000 compared to the same periods last year was attributable to increases in net sales from Sharper Image stores of $23,540,000 and $45,980,000, respectively; increases in net sales from the Sharper Image catalog of $7,124,000 and $11,899,000, respectively; increases in net sales from Internet operations of $8,376,000 and $20,829,000, respectively; and increases in net wholesale business of $491,000 and $1,180,000, respectively.

The continued popularity of Sharper Image Design proprietary products, as well as private label products, has been a key factor in the year over year increases in net sales. Management believes that the continuing development and introduction of these new and popular products is important to the Company's future success. Sharper Image Design proprietary products and private label products increased from 49.5% of net sales in 1999 to 70.5% for the comparable three-month period ended October 31, 2000. Also, the Company introduced in 1999 a private label product, the Razor Rollerboard scooters, which have contributed substantially to the net sales increases in 2000. Management believes that the popularity of this product will continue through the 2000 holiday season. On a forward-looking basis, there can be no assurance that the sales of this product can be maintained at current levels or that growth in sales from this product will continue at its present trend.

Management believes the effectiveness of its increased multimedia advertising initiatives in fiscal 1999 and the first three quarters of 2000 was also a contributing factor in higher revenue increases. Management believes the multimedia advertising initiatives will be an important factor in future revenue growth, although there can be no assurances of the continued success of these and future advertising initiatives. Management also believes this advertising strategy contributed to improved sales in all three sales channels: stores, catalog and Internet. Sales in the Internet channel also benefited from the popularity of online shopping and continued enhancements to the Company's e-commerce site sharperimage.com.

For the three-month and nine-month periods ended October 31, 2000, as compared with the same periods last year, net store sales increased $23,540,000, or 68.0%, and $45,980,000, or 44.3%, and comparable store sales increased by 66.4% and 43.0%, respectively. The increase in net store sales for the three-month period ended October 31, 2000 reflects a 47.2% increase in total store transactions, with a 15.1% increase in average revenue per transaction, compared with the same prior year period. Total store transactions increased 28.2% for the nine-months ended October 31, 2000, with a 13.2% increase in average revenue per transaction, compared with the same prior year period.

The increase in net store sales and comparable stores sales reflect, in large part the continued popularity of Sharper Image Design products and private label products, including the Razor Rollerboard scooters. Management believes the increase in multimedia advertising programs of catalog, television and radio, during the three and nine-month period ended October 31, 2000 also contributed to the store sales increases. Comparable store sales for the three-month and nine-month periods attributable to the core non-scooter business increased 10% and 11% respectively, further highlighting the popularity of the Sharper Image Design products and private label products. On a forward looking basis, there can be no assurance that net store sales and comparable store sales will continue to increase at their current levels; or that the current level of sales can be maintained.

For the three and nine-month periods ended October 31, 2000, as compared with the same period of the prior year, net catalog segment sales increased $7,124,000 or 58.1%, and $11,899,000 or 36.0%, respectively. For the three-month period ended October 31, 2000, the increase in net catalog sales represents a 49.5% increase in the number of transactions and a 5.8% increase in the average revenue per order for the three-month period ended October 31, 2000. For the nine-month period ended October 31, 2000, the increase in net catalog sales represents a 29.2% increase in the number of transactions and a 5.7% increase in the average revenue per order.

In addition to the continued popularity of Sharper Image Design proprietary and private label products, management believes the increase in Sharper Image catalog sales for the three and nine-month periods ended October 31, 2000, as compared to the same period last year, is partially attributable to a 43% and 34% increase in circulation, or 39% and 43% increase in Sharper Image catalog pages circulated. Management also believes that the increased catalog and page circulation has positively impacted the revenue growth in store and internet sales. Management is continually reviewing the pages and the number of catalogs circulated in its efforts to optimize the revenues from catalog advertising, and is currently planning to continue to increase circulation through the current Holiday season. Another contributing factor to the increase in net catalog sales in fiscal 2000 from the same period last year, is the increased single-product "solo-mailer" campaigns of Sharper Image Design proprietary products conducted in fiscal 2000, and increased revenue generated from infomercials and print ads in 2000. The Company intends to continue its aggressive multimedia advertising programs through the fourth quarter to attract new customers, while achieving an appropriate return on investment, although there can be no assurances of the continued success of these advertising initiatives.

For the three and nine-month periods ended October 31, 2000, the Company's Internet sales from the sharperimage.com website, which includes the Sharper Image auction site, increased $8,376,000, or 158.0% and $20,829,000 or 175.0%, respectively, from the same periods last year. The three-month increase is attributable to a 129.6% increase in Internet transactions and an increase of 12.2% in average revenue per transaction, as compared to the same period of the prior year. The nine-month increase is attributable to a 157.8% increase in Internet transactions and an increase of 6.7% in average revenue per transaction, as compared to the same period of the prior year. During the third
quarter,   the  Company
launched its enhanced and redesigned website that incorporates much of the look and feel of the new Sharper Image store design. This will allow the Internet customer to experience similar shopping fun and excitement that a customer would enjoy in our retail stores. The redesigned website also includes new features, including dynamic browsing, inventory status, tracking capabilities, flash technology and 3-D technology.

The Sharper Image auction site was launched in April 1999, to further the Company's strategy of increasing its Internet business, broadening its customer base and managing inventories. Management believes the auction site has brought on additional customers as it has significantly increased the total visits and page views on the Company's website. The auction site offers consumers the fun of bidding and winning products at less than retail prices, it also allows the Company the opportunity to effectively manage its closeout, refurbished and repackaged products. Management reviews the Company's website on a regular basis and is continually developing new and enhanced features.

Cost of Products

Cost of products for the three-month and nine-month periods ended October 31, 2000 increased $18,690,000, or 63.6%, and $37,012,000, or 47.4%, from the comparable prior year periods. The increase in cost of products is due to the higher sales volume compared to the same periods last year. The gross margin rate for the three and nine-month periods ended October 31, 2000 was 50.6% and 51.2%, respectively, which was 1.4 and 1.3 percentage points better than the comparable prior year periods. The higher gross margin rates reflect an increase in sales of the Sharper Image Design proprietary and private label products, which generally carry higher margins. The Sharper Image Design proprietary products and private label products percentage of sales, exclusive of wholesale, increased to 65.7% from 44.5% in first nine months of fiscal 2000 compared to the same period of fiscal 1999.

The Company's gross margin rate fluctuates with the changes in its merchandise mix, which is affected by new items available in various categories. The variation in merchandise mix from category to category from year to year reflects the characteristic that the Company is driven by individual products, as opposed to general lines of merchandise. Additionally, the Company's expanding auction site and other marketing activities will, in part, tend to partially offset or dilute the rate of increase in our gross margin performance. It is impossible to predict future gross margin rates, although the Company's goal is to continue to increase sales of Sharper Image Design proprietary products and other exclusive private label products, as these products generally carry higher margins than branded products and may be less susceptible to price comparisons by customers. The popularity of the Sharper Image proprietary and private label products contributed to the 1.3 percentage point increase in the gross margin rate for fiscal 2000, and management believes these products will continue to have a positive impact on the Company's gross margin rate in the fourth quarter.

Buying and Occupancy

Buying and occupancy costs for the three-month and nine-month periods ended October 31, 2000 increased $844,000, or 12.2%, and $1,378,000, or 6.7% from the comparable prior year periods. The increase primarily reflects the occupancy costs associated with the three new stores opened since October 31, 1999, which was partially offset by the elimination of the occupancy costs of the four Sharper Image stores closed at their lease maturity during the fiscal 1999 and the first nine months of fiscal 2000. Buying and occupancy costs as a percentage of net sales decreased from 11.9% for the three months ended October 31, 1999 to 7.9% for the three months ended October 31, 2000. Buying and occupancy costs as a percentage of net sales decreased from 13.1% for the nine months ended October 31, 1999 to 9.3% for the nine months ended October 31, 2000. Although "percentage rent" terms in most of the Company's lease agreements will increase lease costs during the fourth quarter of 2000, management believes the Company will continue to experience buying and occupancy leverage as a percentage of sales when compared to the same period of 1999.

Advertising and Promotion Expenses

Advertising and promotion expenses for the three-month and nine-month periods ended October 31, 2000 increased $5,981,000, or 90.4%, and $13,452,000, or 70.6%
from the comparable prior year periods. The increase in advertising and promotion expenses was partially attributable to the 43% increase in The Sharper Image catalog pages circulated in the first nine months of fiscal 2000. Also, the Company continued its multimedia advertising initiatives to acquire new customers which management believes will increase sales in the stores, catalog and Internet channels, although there can be no assurance of the continued success of these advertising initiatives. These advertising campaigns include radio advertising, single product "solo-mailers", print advertising and television infomercials, among others.

Management believes the expansion of these programs contributed to the substantial increases in sales experienced for the three and nine-month periods ended October 31, 2000. Advertising and promotion expenses as a percentage of net sales increased from 11.4% for the quarter ended October 31, 1999 to 12.9% for the quarter ended October 31, 2000. Advertising and promotion expenses as a percentage of net sales increased from 12.2% for the nine months ended October 31, 1999 to 13.7% for the nine months ended October 31, 2000.

While the Sharper Image catalog serves as the primary source of advertising for its retail stores, mail order and Internet businesses, the Company continually reevaluates its advertising strategies and catalog circulation plans to maximize the overall effectiveness of its advertising programs.

General, Selling and Administrative Expenses

General, selling and administrative (GS&A) expenses for the three-month and nine-month periods ended October 31, 2000 increased $9,419,000, or 61.6%, and $19,549,000, or 46.5% from the comparable prior year periods. The increase was primarily due to increases in variable expenses from increased net sales. Also, the Company's continued development of proprietary products and increasing Internet operations have increased GS&A expenses for expanding and improving the operational infrastructure, as well as attracting and retaining key employees. The Company also added to its administrative infrastructure by adding payroll, facilities and related costs in the areas of Internet site development, distribution centers, proprietary product development and corporate office, among other areas. GS&A expenses as a percentage of net sales decreased from 26.2% for the quarter ended October 31, 1999 to 25.2% for the quarter ended October 31, 2000. GS&A expenses as a percentage of net sales decreased from 26.8% for the nine months ended October 31, 1999 to 26.0% for the nine months ended October 31, 2000.

Other Income (Expense)

Other income, net, for the three and nine-month periods ended October 31, 2000, increased $160,000 and $1,355,000 from the comparable prior year periods, primarily due to the interest income earned in fiscal 2000 from higher investment balances generated from improved operating results and the proceeds of the secondary offering completed in July 1999.

Liquidity and Capital Resources

The Company met its short-term liquidity needs and its capital requirements in the nine-month period ended October 31, 2000 with cash generated by operations, trade credit and existing cash balances.

On September 29, 2000 the Company amended it's revolving secured credit facility agreement to temporarily increase the limit on documentary letters of credit from $15 million to $23 million and to temporarily increase the limit on the aggregate amount of eligible ordered inventory from $6.5 million to $15 million in order to accommodate vendor terms for purchases of top selling products. On July 18, 2000, the Company amended this agreement to allow the Company borrowings and letters of credit up to a maximum of $31 million for the period from July 18, 2000 through December 31, 2000, and $20 million for other times of the year based on inventory levels. On March 23, 2000 the Company amended the agreement to extend the expiration date to September 2004. The credit facility is secured by the Company's inventory, accounts receivable, general intangibles and certain other assets. Borrowings under this facility bear interest at either the prime rate per annum or at LIBOR plus 1.50% per annum, determined by financial performance. The credit facility contains certain financial covenants pertaining to interest coverage ratio and net worth and contains limitations on operating leases, other borrowings, dividend payments and stock repurchases. For the nine-month period ended October 31, 2000, the Company was in compliance with all covenants. The credit facility allows seasonal borrowings of up to $31 million for the period from July 18, 2000 through December 31, 2000, increasing by $1 million for the period October 1 through December 31, in each of the two subsequent years, and remaining at the $33 million for this period the following year. At October 31, 2000, the Company had no amounts outstanding on its revolving credit facility. As of October 31, 2000, letter of credit commitments outstanding under the credit facility were $11.5 million.

At October 31, 2000, notes payable included a mortgage loan collateralized by the Company's distribution center. This note bears interest at a fixed rate of 8.40%, provides for monthly payments of principal and interest in the amount of $29,367, and matures in January 2011. At October 31, 2000, the balance of this note was $2.4 million.

During the nine-month period ended October 31, 2000, the Company opened three new stores located at Horton Plaza in San Diego, California, at Desert Passage in Las Vegas, Nevada and a flagship store location at Union Square in San Francisco, California. The Company closed one store located at Tabor Center in Denver, Colorado. The Company has also remodeled six stores during the first nine months of fiscal 2000 and started the operations of a second primary distribution center totaling approximately 60,000 square feet in Ontario, California. This facility is being operated for the Company by a third party vendor along with the Company's own on-site manager to provide for performance standards. In the remaining quarter of fiscal 2000, the Company plans to open six additional new stores. These initiatives, combined with updating the Company's e-commerce Web site sharperimage.com and a recurring level of capital expenditures, will result in capital expenditures estimated to be between $18 million and $20 million in fiscal 2000.

On December 6, 2000 the Company's board of directors authorized a common stock repurchase program. Under the program, which expires on January 31, 2002, management has the authority to purchase up to 800,000 shares of Sharper Image common stock in public market transactions. Through December 12, 2000, the Company repurchased 20,000 shares of common stock of a total cost of approximately $274,000. The number of shares of stock that will be repurchased and the price that will be paid is the result of many factors, several of which are outside of the control of the Company. The primary factors, however, are the number of shares available in the market from sellers at any given time and the price of the stock within the market as determined by the market.

The Company believes it will be able to fund its cash needs for the remainder of fiscal 2000 through existing cash balances, cash generated from operations, trade credit and the credit facility.

Seasonality

The Company's business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the Holiday shopping season. In past years, a substantial portion of the Company's total revenues and all, or most of the Company's net earnings have occurred in the fourth quarter ending January 31. The Company, as is typical in the retail industry, generally experiences lower revenues and earnings during the other quarters and has incurred and may continue to incur losses in these quarters. For the first time in the Company's history, net earnings will be generated during the first three quarters of the current fiscal year. The results of operations for these interim periods are not necessarily indicative of the results for the full fiscal year.

Factors Affecting Future Operating Results

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

If we fail to grow our sales in fiscal 2001 comparable to our growth rate in fiscal 2000, our stock pice may be adversely affected

In 1999, we introduced the Razor Rollerboard scooter at a time when similar scooters were not widely available from other retailers. This product has since become one of the most popular in the history of our Company. Sales of Razor Rollerboard scooters contributed substantially to the net sales increases during the first three quarters of fiscal 2000.

Other retailers are currently offering versions of the Razor Rollerboard scooter and other scooters. We cannot predict with certainty as to the level of future sales of the Razor Rollerboard scooter. We also cannot predict whether we will introduce another product that will be as successful as the Razor Rollerboard scooter or our other top selling products.

Although we experienced significant overall growth in our store, Internet and catalog sales channels in the first nine months of fiscal 2000, our future growth will be substantially dependent on continued increases in sales of popular existing and new core products such as our Razor Rollerboard scooter. We cannot assure that we will be able to maintain our current levels of sales or continue in future periods the rate of growth we experienced in the first nine months of fiscal 2000. Our stock price may be adversely affected if we do not maintain current levels of sales or achieve sales growth in line with recent performance or with that expected by analysts or other stock market professionals.

Our quarterly operating results are subject to significant fluctuations and seasonality

Our business is highly seasonal, reflecting the general pattern of peak sales and earnings for the retail industry during the Holiday shopping season. Typically, a substantial portion of our total revenues and all or most of our net earnings occur during our fourth quarter ending January 31. During our 1999 and 1998 fiscal years, our total revenues for the fourth quarter ending January 31 accounted for more than 45% of total revenues for the full fiscal year. We cannot predict with certainty whether the fourth quarter of 2000 will account for such a large percentage of our total revenues. In anticipation of increased sales activity during the fourth quarter, we incur significant additional expenses, including significantly higher inventory costs and the costs of hiring a substantial number of temporary employees to supplement our regular store staff. If for any reason our sales were to be substantially below those normally expected during the fourth quarter, our annual results would be adversely affected. Due to this seasonality, our operating results for any one period may not be indicative of our operating results for the full fiscal year.

Typically our operating results during the other quarters of the year are generally lower and we have historically experienced losses in these periods. While in fiscal 2000, for the first time in our operating history, we were profitable in the first three quarters of 2000, in the future it is possible that we will experience losses similar to those of fiscal 1998 and 1999 in the first three quarters of the fiscal year. Our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including among other things, the timing of new store openings, net sales contributed by new stores, increases or decreases in comparable store sales, changes in our merchandise mix and net catalog sales.

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

Our success depends in part on our ability to design, develop, obtain and timely deliver our proprietary products

We are increasingly dependent on the success of the proprietary products that we design and develop for our customers. We must design and develop products that meet the demands of our customers and manufacture these products cost-effectively. We rely solely on our contract manufacturers, most of who are located in Asia, to produce these products in sufficient quantities to meet customer demand and to obtain and deliver these products to our customers in a timely manner. These arrangements are subject to the risks of relying on products manufactured outside the United States, including political unrest and trade restrictions, currency fluctuations, work stoppages, and economic uncertainties including inflation and foreign government regulations. If we are unable to successfully design and develop or to obtain and timely deliver sufficient quantities of these products, our operating results may be adversely affected.

Our vital computer and communications hardware and software systems are vulnerable to damage and interruption which could harm our Internet business

Our success, in particular our ability to successfully receive and fulfill Internet orders and provide high-quality customer service, largely depends upon the efficient and uninterrupted operation of our computer and communications hardware and software systems. We use internally managed systems for our website and some aspects of transaction procession, including customer profiling and order verifications. Our systems and operations are vulnerable to damage or interruption from: earthquake, fire, flood and other natural disasters; power loss, computer systems failures, Internet and telecommunications or data network failure, operator negligence, improper operation by or supervision of employees, physical and electronic loss of data or security breaches, misappropriation and similar events; and computer viruses.

In addition, we maintain our servers at the site of a third party located in Santa Clara, California. We cannot control the maintenance and operation of this site, which is also susceptible to similar disasters and problems. Because our strategies depend in part on maintaining our reputation for superior levels of customer service, any system failure that causes an interruption in our service or a decrease in responsiveness could harm our relationships with our customers and result in reduced revenues.


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

We are dependent on the success of our advertising and marketing efforts

Our revenues depend in part on our ability to effectively market and advertise our products through The Sharper Image catalog and other advertising vehicles. Increases in advertising, paper costs or postage may limit our ability to advertise without reducing our profitability. If we decrease our advertising efforts due to increased advertising costs, restrictions placed by regulatory agencies, or for any other reason, our future operating results may be materially adversely affected. We are also testing other advertising media, such as television infomercials, radio, and single product mailings, and significantly increased our advertising expenditures in fiscal 2000. While we believe that increased expenditures on these and other media have resulted in increased revenues in the first three quarters of fiscal 2000, we cannot assure you that this trend will continue in the future. We expect to continue to spend at increased levels in the future but may not continue to produce a sufficient level of sales to cover such expenditures, which would reduce our profitability.

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

Additionally, our relationships with our vendors are also subject to the risks of relying on products manufactured outside the United States, including political unrest and trade restrictions, work stoppages, economic uncertainties including inflation, foreign government regulation and currency fluctuations. Because the majority of our products were manufactured in various countries in Asia, primarily China, during the first nine months of fiscal 2000 and during fiscal 1999, any significant disruption in any of these countries could impair our ability to obtain sufficient quantities of products in a timely manner.

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

We face risks associated with our distribution and fulfillment operations

We conduct the majority of our distribution operations and all of our catalog and Internet order processing fulfillment functions from our owned facility in Little Rock, Arkansas, and we use an additional leased facility in Little Rock. We added a new third party operated distribution center in Ontario, California in the second quarter of 2000. We also use contract fulfillment and warehouse facilities for additional volume and seasonal requirements. Any failure to integrate our new distribution center into our operations or any disruption in the operations at any distribution center, particularly during the Holiday shopping season, could have a negative effect on our business.

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

Our comparable store sales have fluctuated significantly in the past and we believe that such fluctuations may continue. Our historic comparable store net sales changes were as follows:

                                              Percentage
                    Fiscal Year                 Increase
                    -----------               -----------
                       1997                       1.1
                       1998                       5.3
                       1999                       12.3

             2000 (first nine months)             43.0

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

The United States retail industry (the specialty retail industry in particular) and e-commerce sector are dynamic in nature and have undergone significant changes over the past several years. Our ability to anticipate and successfully respond to continuing challenges is critical to our long-term growth.

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

We may be subject to risks associated with our products, including product liability or patent and trademark infringement claims

Our current and future products may contain defects, which could subject us to product liability claims. Although we maintain limited products liability insurance, if any successful products liability claim is not covered by or exceeds our insurance, our business, results of operation and financial condition would be harmed. Additionally, third parties may assert claims against us alleging infringement, misappropriation or other violations of patent, trademark or other proprietary rights, whether or not such claims have merit. Such claims can be time consuming and expensive to defend and could require us to cease using and selling the allegedly infringing products and to incur significant litigation costs and expenses.

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

We are controlled by a single stockholder

As of December 12, 2000, Richard Thalheimer beneficially owned approximately 40% of all of the outstanding shares of the common stock of our company. As a result, Mr. Thalheimer will continue to exert substantial influence over the election of directors and over our corporate actions.

Our common stock price is volatile

Our common stock is quoted on the Nasdaq National Market, which has experienced and is likely to experience in the future significant price and volume fluctuations, which could reduce the market price of our common stock without regard to our operating performance. Additionally, as our Internet business grows, we may become increasingly subject to stock price fluctuations associated with companies operating in the Internet sector. We believe that among other factors, any of the following factors could cause the price of the common stock to fluctuate substantially:

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risks, which include changes in interest rates and, to a lesser extent, foreign exchange rates. The Company does not engage in financial transactions for trading or speculative purposes.

The interest payable on the Company's credit facility is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable debt rose 0.9% (10% from the bank's reference rate) during the period ending- October 31, 2000, the Company's results from operations and cash flows would not be materially affected. In addition, the Company has fixed and variable income investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio.

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

10.11    The Sharper  Image 401(K)  Savings Plan  (Incorporated  by reference to
         Exhibit 10.21 to Registration Statement of Form S-8 (Registration No. 33-80504) dated June 21, 1994).

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

10.22 2000 Stock Incentive Plan. (Incorporated by reference to Exhibit to Definitive Proxy Statement on Schedule 14A filed May 9, 2000.)

10.23 Amendment to the Financing Agreement dated July 18, 2000 between the Company and The CIT Group/Business Credit, Inc.

10.24 Amendment to the Financing Agreement dated September 29, 2000 between the Company and The CIT Group/Business Credit, Inc.

15.0     Letter Re: Unaudited Interim Financial Information.

27.0     Financial Data Schedule

(b)      Reports on Form 8-K

            The Company has not filed any reports on Form 8-K for the three months ended October 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SHARPER IMAGE CORPORATION



Date: December 15, 2000                    by:/s/  Tracy Y. Wan
                                              ------------------------------
                                                    Tracy Y. Wan
                                                    President
                                                    Chief Operating Officer

                                           by:/s/  Jeffrey P. Forgan
                                             ----------------------------------
                                                    Jeffrey P. Forgan
                                                    Senior Vice President
                                                    Chief Financial Officer