Form 10-K
period 2001-01-31
SHARPER IMAGE CORP
filed 2001-05-01
CIK 811696

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended January 31, 2001

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


The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 16, 2001 was $104,367,958

The number of shares of Common Stock, with $.01 par value, outstanding on April 16, 2001 was 11,982,544 shares.

Documents incorporated by reference: Portions of Registrant's Annual Report to Stockholders for the fiscal year ended January 31, 2001 are incorporated by reference into Parts II and IV of this Report. Portions of Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held June 4, 2001 are incorporated by reference into Part III of this report.

                                     PART 1

     This Annual Report on Form 10-K and the documents incorporated herein by reference of Sharper Image Corporation (referred to as the "Company," "The Sharper Image," "it," "we," "ours," and "us") contain forward-looking statements within the meaning of federal securities laws that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by the Company's management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions, are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Factors Affecting Future Operating Results" on pages 16 through 25, as well as those noted in the documents incorporated herein by reference. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the statements set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

Item 1. Business

Overview

     The Sharper Image is a leading specialty retailer of innovative, high quality products that are useful and entertaining and are designed to make life easier and more enjoyable. The Company offers a unique assortment of products in the electronics, recreation and fitness, personal care, houseware, travel, toy, gift and other categories. The Company's merchandising philosophy focuses on new and creative proprietary Sharper Image Design products and Sharper Image private label products. In addition, the Company is a leading source of branded products, a portion of which the Company offers on an exclusive basis. The Company's products are marketed and sold through three primary sales channels:
The Sharper Image stores, The Sharper Image catalog, and the Internet, primarily through its sharperimage.com Web site. The Company also has business-to-business operations consisting of Sharper Image Corporate Rewards & Incentives and wholesale operations. The Company believes that its unique merchandising and creative marketing strategies have made The Sharper Image one of the most widely recognized retail brand names in the United States.

     The Company's merchandising strategy emphasizes products that are innovative and new-to-market. In recent years, the Company has focused significant resources on the development and marketing of its Sharper Image Design proprietary products and its Sharper Image private label products, which are exclusive to The Sharper Image. Sharper Image Design products typically generate higher gross margins than other products, lessen direct price comparisons and, the Company believes, strengthens The Sharper Image brand, as well as broadens its customer reach. The Company has increased the percentage of its sales attributable to Sharper Image Design proprietary and private label products, including the Razor Rollerboard scooters, to 64% for the year ended January 31, 2001 (fiscal 2000) from 50% for the year ended January 31, 2000 (fiscal 1999).

     The Company markets and sells its merchandise through three primary sales channels, including The Sharper Image stores, The Sharper Image catalog, and the Internet, primarily through its sharperimage.com Web site. The Company believes that this multi-channel approach provides it with significant marketing, sales and operational synergies, and provides its customers with enhanced shopping flexibility and superior customer service. The Company's store operations generate the highest proportion of its sales, representing approximately 59% of total revenues in fiscal 2000 and 62% in fiscal 1999. As of January 31, 2001, the Company operated 97 The Sharper Image stores in 28 states and the District of Columbia. The Sharper Image stores present an interactive and entertaining selling environment that emphasizes the features and functionality of its fun and relevant products and allows the customer to interact and truly experience the product while shopping. The Company's average store sales per square foot are consistently above industry averages, and during 2000 the Company generated average sales of $763 per square foot, an increase of 40% as compared with $546 per square foot for fiscal 1999.

     The Company also offers its products through its award-winning The Sharper Image catalog, a full-color monthly catalog that uses dramatic visuals and creative product descriptions designed and produced by its in-house staff of writers and production artists. The Sharper Image catalog, which generally features between 180 and 250 products in each monthly catalog, increasing to over 340 products during the Holiday shopping season, also currently serves as the primary advertising vehicle for its stores and its Internet retail operation at, sharperimage.com. During fiscal 2000, the Company mailed approximately 62.3 million The Sharper Image catalogs to over 10 million individuals. Approximately 21% of the Company's total revenues were generated by direct marketing operations, including revenue generated directly from the catalog, print ads, solo mailers and television in fiscal 2000 and 22% in fiscal 1999.

     Sharper Image products are also marketed through the Company's Internet retail operations, including its own Web site, which the Company has maintained at sharperimage.com since 1995. The Sharper Image was one of the early entrants into Internet retailing, and has participated in online shopping since 1994. The Company's Internet operations grew significantly in fiscal 2000 by 111%, to $60.2 million, or approximately 14% of its total revenues, from $28.5 million or 9% of total revenues for fiscal 1999. In addition to its Web site, the Company has offered its products through Internet marketing partnerships with America Online, Catalog City, Linkshare, Yahoo! Shopping, and others. The Company believes that online retailing over the Internet presents The Sharper Image with a significant opportunity for the marketing and sale of its products and will enable it to expand and diversify its existing customer base. The Company believes that its Sharper Image Design products are particularly well positioned to be marketed and sold over the Internet. The Company plans to continue to expand the resources dedicated to its Internet operations by establishing additional strategic relationships with other online retail partners and continue to enhance the technical capabilities and presentation of products on its Web site. The Company also operates an auction site where consumers can bid to win products at less than retail prices, while allowing the Company the opportunity to effectively manage its closeout products. During fiscal 2000, the Company launched its e-commerce Web sites in Europe, with international online stores that accept Euros for the European Union, British pounds for the United Kingdom and Deutsche marks for Germany. International online shoppers will be able to get convenient, efficient local delivery of Sharper Image Design products that have been specifically adapted for use throughout Europe.

     The Company was founded in 1977 by Richard Thalheimer, who continues as Chairman and Chief Executive Officer. The Sharper Image mailed its first catalog in 1981, began the expansion into store operations in 1984, and commenced Internet online retail operations in 1994. The Company's store operations generate the highest proportion of its sales, representing approximately 59% of total revenues for fiscal 2000 and 62% for fiscal 1999. As of January 31, 2001, the Company operated 97 The Sharper Image stores in the United States and licensees operated three stores internationally and two airport stores in the United States. The typical Sharper Image store ranges from approximately 2,200 to 2,500 selling square feet in size, with several larger size stores having 3,000 to 5,000 selling square feet. The Sharper Image stores present an interactive and entertaining selling environment that emphasizes the features and functionality of its products and allows the customer to truly experience the product while shopping. The Company also has three additional retail formats, Sharper Image Design stores, Outlet stores and airport shops. These formats are discussed under "Store Operations" and "Licensed Operations."

     During fiscal 2000, the Company opened eight new Sharper Image format stores, one new Sharper Image Design format store and closed one Sharper Image store. The Company plans to open approximately 12 new stores during the fiscal year ending January 31, 2002 (fiscal 2001). Lease terms for several of the existing The Sharper Image store locations will be maturing during fiscal 2001 and these leases may be re-negotiated or terminated.

     The Company is known for its varied product mix and a merchandising philosophy focusing on innovative, well-designed, high-quality products that are developed by The Sharper Image, exclusive to The Sharper Image, or in limited distribution. In product lines where the Company competes directly with other retailers, it chooses to sell the best version of the product with the most advanced features. The Company is frequently sought after by manufacturers and inventors to launch technologically advanced products, with features that are unique and innovative.

     During fiscal 2000, the Company continued the expansion of its in-house Sharper Image Design product development function. As a result of the increased resources devoted to Sharper Image Design proprietary and private label products during fiscal 2000, creating and introducing a number of new Sharper Image Design products, as well as, the continuing cumulative sales from proprietary and private label products introduced in prior years, the percentage of sales attributable to Sharper Image Design proprietary and private label products was 64 percent in fiscal 2000 and 50 percent in fiscal 1999. Since Sharper Image Design proprietary products generally carry higher margins than branded products, this increase was the primary reason that the retail gross margin percentage rate improved by 80 basis points in fiscal 2000 over 1999. The Company plans to continue to devote resources to its proprietary product development efforts and its private label merchandising philosophy.

     The Company's business is highly seasonal, with sales peaks in June for Father's Day and graduation gift giving, and the Holiday shopping season. See "Seasonality".

     In addition to its primary businesses, The Sharper Image leverages its name and reputation through its Corporate Incentives and Rewards program, wholesale sales of Sharper Image brand products, which include Sharper Image Design proprietary products and private-label products, and a product licensing program with selected businesses. Wholesale sales are made primarily to fine department stores and to select international retailers.

Store Operations

     The Sharper Image stores are located nationwide in densely populated downtown financial districts and business centers, upscale shopping malls and drive-up suburban locations.

     Each store is generally staffed with approximately six to eight associates, including a manager, an assistant manager, a senior sales associate, sales associates, and other support staff. A number of the Company's high volume stores are staffed with 11 to 15 associates. The Company's store managers have an average tenure of over seven years. The Company's store personnel are compensated primarily through commissions. In order to maintain a high customer service level, the Company's sales associates undergo considerable training on its many new and often technically oriented products.

     The Sharper Image stores are designed by the Company's visual design staff at the Company's headquarters in San Francisco to standardize, where possible, layout so as to simplify their operations. The stores are operated according to standardized procedures for customer service, merchandise display and pricing, product demonstration, inventory maintenance, personnel training, administration and security. The Company's original Sharper Image stores typically have 2,200 to 2,500 square feet of selling space and approximately 1,300 to 2,200 square feet of storage and administrative space. The typical cost of leasehold improvements, before landlord contributions, but including fixtures, equipment and pre-opening expenses, averages $400,000 to $500,000 per store. Initial inventory for a new Sharper Image store has generally cost approximately $100,000 to $200,000. Outlet stores are approximately half the cost of the original Sharper Image stores. The Company also operates a second retail format of Sharper Image Design stores which are approximately half the size of the original store with between 1,000 to 1,200 of selling square feet, and feature higher margin proprietary products in addition to other top selling merchandise. At the end of fiscal 2000, the Company had 86 The Sharper Image stores, 9 Sharper Image Design stores, and 2 outlet locations.

     In 1997 the Company decided to update the look and appeal of its new retail stores and select existing stores. The new format presents an open, fresh and inviting environment that appeals to both men and women and highlights the Company's proprietary products and attractive product packaging. The average cost of converting an existing store to the new format is similar to that of building a new store, which ranges from $400,000 to $500,000, subject to leasehold allowances. During fiscal 2000 the Company opened two flagship locations, with an average cost of leasehold improvements of $1.1 million. The Company selectively chooses premier locations in upscale areas for its flagship stores. Utilizing the new format, the Company opened five new stores and converted two stores during fiscal 1999, and opened nine new stores, including two flagship stores and converted six stores in fiscal 2000. The Company intends to continue to selectively remodel stores utilizing the new store format mainly at the time of lease renewal.

The Sharper Image Catalog

     The Sharper Image catalog is a full-color catalog that is mailed to an average of approximately 4.2 million individuals each month. The Sharper Image direct marketing operations, including revenues generated directly from the catalog, solo mailers, print ads and television generated approximately 21% of its total revenues in fiscal 2000 and 22% in fiscal 1999. The Company's catalog has been recognized for creative excellence by the Direct Marketing Association, a leading catalog industry trade group. The catalog is currently the primary advertising vehicle for its retail stores and its Internet retailing business. During fiscal 2000, the Company mailed approximately 62.2 million of The Sharper Image catalogs to over 10 million individuals. Circulation and number of pages of The Sharper Image catalog is under continual review to balance the costs of mailing the catalogs with the revenues generated. The mailings increase significantly for Father's Day and the Holiday shopping season reflecting the seasonal nature of the business.

     The Sharper Image catalog design uses dramatic visuals and problem-solving and benefit-oriented product descriptions. The catalog design features the most important products prominently. The number of items featured each month ranges between 180 and 250 products during the first three quarters of the year, increasing to more than 340 products during the Holiday shopping season in the fourth quarter. The Sharper Image catalog is designed and produced by the Company's in-house staff of writers and production artists. This enables the Company to maintain quality control and shorten the lead-time needed to produce the catalog. The monthly production and distribution schedule permits frequent changes in the product selection. During fiscal 2000, The Sharper Image catalog contained from 52 to 84 pages for non-peak months and between 52 and 124 pages for the peak seasons of Father's Day and the Holiday shopping season.

     The Company has developed a proprietary customer database of over 12 million names, which the Company uses regularly and rents periodically to a highly select group of companies. The Company collects customer names through its catalog and online Web site order processing as well as electronic point-of-sale registers in its retail stores. The names and associated sales information are merged daily into its customer master file. This daily merge process provides a constant source of current information to help assess the effectiveness of the catalog as a form of retail advertising, identify new customers that can be added to its in-house mailing list without using customer lists obtained from other catalogers, and identify its top purchasers. To further enhance the effectiveness of its catalog mailings to individuals in the customer database, the in-house staff utilizes the Company's statistical evaluation and selection techniques to determine which customer segments are likely to contribute the greatest revenue per mailing. The Company has established a data bank of top purchasers who receive preferred services, including invitations for special sales events and enhanced customer service.

Internet Operations

     The Sharper Image was an early entrant into Internet retailing. The Company has participated in online shopping since 1994, and has maintained its own Web site at sharperimage.com since 1995. Revenues from the Company's Internet operations have increased to $60.2 million in fiscal 2000 from $28.5 million in fiscal 1999. The Company achieved these results without significant incremental investment in online advertising. The Company's online retail operations benefit from its brand name, customer base, Sharper Image catalogs and unique product offerings, as well as its multimedia approach to advertising. The Company believes that the Sharper Image catalog in particular is a significant factor in generating online sales. In addition, the Company is able to leverage its catalog operational infrastructure for fulfillment and customer service experience, providing it with a significant advantage over Internet retailers who have not developed such capabilities. Shoppers on the Web site have the convenience of exchanging or returning products purchased through the Internet at its retail locations.

     The Company's goal is to make sharperimage.com a Web site that provides its online customers with an interactive experience similar to its Sharper Image stores. The Company is aggressively updating its site by incorporating advanced technologies to improve its product presentations and making its site increasingly customer friendly, while retaining its entertainment value. In fiscal 1999, the Company implemented technology which allows for: the display of its products using interactive 3D enriched presentations and sound, one-time registration in a secure environment, express shopping enhancements to free customers of redundant keying of information, multiple ship-to addresses, and virtual electronic gift certificates. During fiscal 2000, the Company launched an enhanced and redesigned Web site that incorporated much of the look and feel of the new store design. The redesigned Web site includes new features including dynamic browsing, inventory status, order tracking capabilities, easy registration and Flash technology. The Company believes that these features are valuable tools for further increasing its brand recognition and advertising its products, and will prove particularly useful in reaching its goal of attracting a broader consumer base to its Web site.

     The Company also has an established online auction site. The Company's auction site allows customers to bid on and acquire a broad range of new, returned, repackaged and refurbished Sharper Image products for less than regular retail price. Most products purchased on the auction site have the same warranty and return benefits that accompany full price products. The Company believes that bidders have an enhanced level of confidence in its operations since, unlike many other online auction sites, the Company is an established retailer with an inventory of well-known products under warranty with established return policies. The auction site not only offers consumers the fun of bidding and winning products at less than retail prices, it also allows the Company the opportunity to effectively manage its closeout products.

     The Company is pursuing additional steps to achieve continued growth of its Internet operations. These steps include technological improvements, dramatic visual presentations, development of international Web sites in Europe, the United Kingdom and Germany, and seeking to establish strategic Internet marketing partnerships. The Company has established relationships with America Online, Catalog City, Linkshare, Yahoo! Shopping, and others. Periodically, the Company will engage in email marketing campaigns, which includes special offerings to Internet customers to receive advance notice of promotions and new product offerings. Although the Company's international online revenues and profitability are not planned to be significant during fiscal 2001, we believe there are good growth opportunities in future years.

Other Operations

     In addition to its store, catalog and Internet operations, the Company also has a business-to-business operation, which includes the Corporate Incentives and Rewards program, wholesale, and licensing. The Company also derives revenues from its customer list rental program.

     In the Corporate Incentives and Rewards programs, the Company sells product, incentive and merchandise certificates to client companies who in turn distribute them under their programs to increase their sales, or to motivate and reward their high achiever employees and best customers. The Sharper Image stores, Internet site and catalog are the primary means of offering and conveniently delivering the incentives and gifts. The Company's certificates are redeemable for

Sharper Image merchandise through its retail stores, by mail, on the Internet or over the telephone through the catalog telemarketing group. The Company is also developing an additional Internet channel for this area of its business. The editors and readers of Incentive magazine honored sharperimage.com as one of the incentive industry's best Web sites. The Company records revenues and expenses for its Corporate Incentives and Rewards program through its stores, catalog and Internet operations.

     The Company's Business Development department is the primary group responsible for wholesale marketing to other retailers, including fine department stores in the U.S. as well as retailers in other countries. This group's sales were $9.4 million in fiscal 2000 as compared to $10.5 million in fiscal 1999. Certain customers in fiscal 1999 were part of a concept test program and did not repeat in fiscal 2000. Plans for this group are to selectively increase its presence in the international marketplace in 2001, and increase the number of Sharper Image brand products offered to these customers.

     The Company has an exclusive licensing agreement in Switzerland, as well as airport locations in the United States. Under the international license agreement, the licensee is granted the right to use the trademarked name, "The Sharper Image," in Switzerland in connection with The Sharper Image retail stores and catalog operations. The Company will assist the licensee by producing a foreign language edition of The Sharper Image catalog, with economies of scale but at the expense of the licensee who then prints and distributes locally. There are currently three Sharper Image retail stores operated by the foreign licensee in Switzerland. The Company receives royalties on sales by the licensee. Licensees purchase products from the Company or directly from manufacturers, maintain their own supply of inventory, and establish their own product prices. The airport licensee is entitled to utilize The Sharper Image trademark and trade dress in designated airport locations, the design of which is subject to the approval of the Company. There are two locations -- one at Dallas-Fort Worth and a second location at Detroit Metropolitan.

     In addition, the Company rents its customer list to a highly select group of companies for a fee or in exchange for their customer lists. The value of customer list exchanges are not included in the Company's revenues.

     The Company continues to pursue additional wholesale opportunities in foreign countries. Licensing arrangements are selectively revisited.

Merchandising, Product Sourcing, Product Development

Merchandising

     The Company's merchandise mix emphasizes innovative products that are new to market, unique products which are proprietary, private label or available exclusively through The Sharper Image, or branded products not available in broad distribution. The Company chooses each product separately because its sales are driven by individual products, and its marketing efforts focus on each item's unique attributes, features and benefits. This approach distinguishes the Company from other retailers who are more category or product classification oriented. The Company adjusts its merchandise mix to reflect market trends and customer buying habits. New products are selected or developed and brought into the Company's merchandise mix based on criteria such as anticipated popularity, gross margin, uniqueness, value, competitive alternatives, exclusivity, quality and vendor performance. As a result of such shifting emphasis among individual items and depending on the customers demand and the level of marketing and advertising programs, the mix of sales by category changes from time to time and the sales volume of individual or related products can be significant to any particular reporting period's total sales. The effect, from year to year, can be to increase or decrease the merchandise gross margin rates since some categories of merchandise sustain traditionally higher margins and some traditionally sustain lower margin rates. The Company's goal is to increase sales of Sharper Image Design proprietary products and exclusive private label products, as these products generally carry higher margins than branded products. The popularity of these proprietary and private label products contributed to the 80 basis point increase in the retail gross margin rate for fiscal 2000, and should continue to have a positive impact on the Company's retail gross margin rate.

     The Company's current merchandise strategy is to offer an assortment of products with emphasis on Sharper Image Design proprietary and private label products. The Company intends to focus on offering products in the $40 to $350 price range to appeal to a wide customer base. The Company also intends to increase its proprietary product offerings. While these proprietary and private-labeled products offer important sales and gross margin growth opportunities for all the revenue generating areas of the Company, there are certain risks associated with these internally developed products, such as possible manufacturing constraints, delays in bringing these products to market and cost increases. Products may also be subject to other regulation or limitations. See "Factors Affecting Future Operating Results."

     Sharper Image Design proprietary products are produced for the Company on a contract basis primarily by manufacturers in Asia. The Company provides all product specifications to the contract manufacturers. Development lead-time is generally in the range of 12 to 18 months. However, certain product introductions may require a longer lead-time.

     The Company generates information frequently on merchandise orders and inventory, which is reviewed by the Company's buyers, its senior merchandising staff and top management. The Company averages new offerings of approximately 50 to 100 products during the two peak selling seasons. The Company carefully considers which products will not be offered in future months based upon numerous factors, including revenues generated, gross margins, the cost of catalog and store space devoted to each product, product availability and quality.

Product Sourcing

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

     The Company purchases merchandise from numerous foreign and domestic manufacturers and importers. The Company had a single supplier that provided 8% of the net merchandise purchases in fiscal 2000. Of the products offered by the Company in recent catalogs, approximately 89% were manufactured in Asia (primarily China), approximately 6% were manufactured within the United States, approximately 3% were manufactured in Europe, and approximately 2% were manufactured in other countries. The Company expects these percentages to vary as new products are introduced. See "Factors Affecting Future Operating Results."

Product Development

     In addition to finding new product ideas from outside sources, the Company's product development group conceives, designs and produces Sharper Image Design products. The product development group meets regularly with the merchandising and sales staff to review new product opportunities, product quality, and customer feedback. From these creative sessions product ideas are put into design, development and production. Successful product introductions during the past three years include, among others: the Ionic Breeze Quadra Silent Air Purifier; Power Tower 100 Motorized CD Rack; Ionic Breeze Personal Air Purifier; Personal Cooling System; Ionic Breeze Car Air Purifier; Turbo Groomer 2.0; Ionic Hair Wand II; Q Ball; Personal Warm-Cool System; Ionic Bath Pet Brush; Shower Companion Plus; Quick Draw Zappin' Weebots; Ionic Conditioning Quiet Hair Dryer; Insector; Talking Travel Companion; Executive Q-Ball; Sound Soother 20; CD Power Tower 200; CD Soother Alarm Clock with 20 Soother Sounds; and the Ionic Foot Care Station. The Company believes that the Sharper Image Design group will continue to design and develop a variety of unique products that enhance sales and maintain or increase margins. In addition, the Company places emphasis and works with vendors to develop private label products focusing on unique and innovative features that would distinguish it from competitors. The Company believes that the appeal of these proprietary and private label products also serves as a key driver in broadening its customer base and enhancing its brand appeal. The Company's goal is to increase sales of these proprietary products. However, there is no assurance that the Company will be able to continue the growth of gross margin and sales related to these proprietary products. See "Factors Affecting Future Operating Results".

Customer Service

     The Company is committed to providing its customers with courteous, knowledgeable and prompt service. The Company's customer service and catalog sales groups at the corporate headquarters and in Little Rock provide personal attention to customers who call toll free or send emails to request a catalog subscription, place an order, or inquire about a product. The Company's customer service group is also responsible for resolving customer problems promptly and to the customer's complete satisfaction. The Company also contracts with third party call centers for additional sales and customer service representative coverage. These third party call centers are subject to the same high- level expectations of customer service.

     The Company seeks to hire and retain qualified sales and customer service representatives in both its mail-order (including Internet) and store operations and to train them thoroughly. Each new store manager undergoes an intensive program during which the manager is trained in all aspects of the Company's business. Sales personnel are trained during the first two weeks of employment, or during the weeks before a new store opens, and updated periodically with on-going sales training sessions. Training focuses primarily on acquiring a working knowledge of the Company's products and on developing selling skills and an understanding of the Company's high customer service standards. Each sales associate is trained to adhere to the Company's philosophy of "taking ownership" of every customer service issue that may arise. The Company has also developed ongoing programs conducted at each store and by district that are designed to keep each salesperson up to date on each new product offered.

Order Fulfillment and Distribution

     The Company owns a single fulfillment and distribution facility in Arkansas of approximately 110,000 square feet. The Company leases additional facility space in Arkansas and California for overflow mail order and store fulfillment needs, and storage. The Company's merchandise generally is delivered to the catalog and Internet customers and to The Sharper Image stores directly from the Company's distribution facilities. Certain products are shipped directly from the vendor to the customer or to the stores. The shipment of products directly from vendors to the stores and customers reduces the level of inventory required to be carried at the distribution center, freight costs, and the lead-time required to receive the products. Each catalog order is received via remote terminal at the distribution facility after the order has been approved for shipment. The Company's goal is to ship catalog and Internet orders within 24 - 48 hours after the order is received. Store customers generally take their purchases with them. The Company is currently evaluating various alternatives to expand the capacity of its distribution facilities to provide for planned business growth.

     Sales and inventory information about store, catalog and Internet operations is provided on an ongoing basis to the Company's merchandising staff and to top management for review. The Company's stores are equipped with electronic point-of-sale registers that communicate daily with the main computer system at corporate headquarters, transmitting sales, inventory and customer data as well as receiving data from the Company's headquarters. The sales, inventory, and customer data enable sales and corporate personnel to monitor sales by item on a daily basis, provide the information utilized by the automatic replenishment system (ARS) and merchandising personnel for inventory allocations, provide management with current inventory and merchandise information, and enable the Company's in-house mailing list to be updated regularly with customer names and activity.

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

Advertising

     While the catalog remained the Company's primary advertising vehicle during fiscal 2000, the Company also broadened its customer base through increased multimedia advertising, including: single product mailers, newspapers, magazines, radio, television infomercials, email marketing programs, online advertising and marketing programs, and business-to-business trade publications. These increased advertising initiatives were utilized to realize the Company's goal of acquiring new customers, which the Company believes will produce additional sales in the stores, catalog, and Internet channels, and business-to-business sales in the current and future periods. The Company intends to continue the strategy of growing its customer base through aggressive multimedia programs in fiscal 2001 with the objective of achieving an appropriate return on investment. The Company continually reevaluates its advertising strategies to maximize the effectiveness of its advertising programs.

Information Technology

     The Company maintains an integrated management information system for merchandising, point-of sale, order fulfillment, distribution and financial reporting. The Company believes its system increases productivity by providing extensive merchandise information and inventory control. The Company continually evaluates and enhances its computer systems and information technology in connection with providing additional and improved management and financial information. In fiscal 2000 and 2001, technology development and enhancement initiatives for the Company's Internet Web sites was and will be part of the key objectives of its Information Technology Team.

     The Company continually evaluates its computer systems and information technology in connection with providing additional and improved management and financial information. During fiscal 2000, the Company launched its enhanced and redesigned Web site that incorporates much of the look and feel of the new Sharper Image store design. The redesigned Web site includes new features, including dynamic browsing, inventory status, order tracking capabilities, easy registration, Flash technology and 3-D technology. The Company has developed and implemented international Web sites targeting Europe, the United Kingdom, and Germany. The Company is currently developing an international web site that will target the Pacific Rim.

Competition

     The Company operates in a highly competitive environment. The Company principally competes with a diverse mix of department stores, sporting goods stores, discount stores, specialty retailers and other catalog and Internet retailers that offer products similar to or the same as some of those offered by the Company. Many of the Company's competitors are larger companies with greater financial resources, a wider selection of merchandise and a greater inventory availability. Although the Company attempts to market products not generally available elsewhere and has emphasized exclusive products in its merchandising strategy, many of the Company's products or similar products can also be found in other retail stores or through other catalogs or on-line. The Company offers competitive pricing where other retailers market certain products identical to the Company's at lower prices. In addition, a number of other companies have attempted to imitate the presentation and method of operation of the Company's catalog and stores, and the Company's proprietary designed products. The Company competes principally on the basis of product exclusivity, selection, brand recognition, quality and price of its products, merchandise presentation in the catalog, stores, and on the Internet, its customer list, and the quality of its customer service. The Company has committed additional resources to its internal product development group to create and produce proprietary products, and to its merchandising team to support a program to increase private label products exclusively available from the Company. The Company believes that these proprietary and private label products provide a competitive advantage for it in its merchandising offering.

Trademark Licenses

     The Company believes its registered service mark and trademark, "The Sharper Image," and the brand name recognition that it has developed, are of significant value. The Company actively protects its brand name and other intellectual property rights to ensure that the quality of its brand and the value of its proprietary rights are maintained. The Company currently licenses the use of its trademarked name in connection with the production and circulation of a foreign language edition of The Sharper Image catalog in Switzerland and with The Sharper Image stores in Switzerland in consideration for royalties and other fees. In addition to this international licensee, the Company has also entered into a license for the right to operate Sharper Image stores in domestic non-duty-free airport locations as well as various product license agreements which grant the right to licensees to manufacture and sell products bearing the Company's trademark.

Seasonality

     The Company's business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the Holiday shopping season. The secondary peak period for the Company is June, reflecting gift buying for Father's Day and graduations. A substantial portion of the Company's total revenues and all or most of the Company's net earnings occur in its fourth fiscal quarter ending January 31. The Company generally experiences lower revenues during the other quarters and, as is typical in the retail industry, has incurred and may continue to incur losses in these quarters. The results of these interim quarters may not be representative of the results for the full fiscal year. In addition, like many retailers, the Company makes merchandising and inventory decisions for the Holiday season well in advance of the Holiday selling season. Accordingly, unfavorable economic conditions or deviations from projected demand for products during the fourth quarter could have a material adverse effect on the Company's results of operations for the entire fiscal year. During fiscal years 2000 and 1999, the Company's total revenues for the fourth quarter accounted for more than 40% of total revenues.

Legal Proceedings

     The Company is party to various legal proceedings arising from normal business activities. Management believes that the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Employees

     As of January 31, 2001, the Company employed approximately 1800 associates, approximately 55% of whom were full-time. The Company considers its employee relations to be good.

Executive Officers of the Registrant

     Set forth below is a list of the executive officers of the Company, together with brief biographical descriptions.

Name                      Position                                           Age
----                      --------                                           ---
Richard Thalheimer        Founder,                                           53
                           Chairman of the Board, and
                           Chief Executive Officer

Tracy Wan                 President and Chief Operating                      41
                           Officer

Greg Alexander            Senior Vice President, Information
                           Technology                                        39

Anthony Farrell           Senior Vice President, Creative Services           51

Jeffrey Forgan            Senior Vice President, Chief                       43
                           Financial Officer, and Corporate Secretary

Robert Thompson           Senior Vice President, Merchandising               56

Joe Williams              Senior Vice President, Loss Prevention             51


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

     Greg Alexander has been our Senior Vice President, Information Technology since March 1999. Mr. Alexander served as Vice President, Information Technology from February 1995 through March 1999 and as Director, Information Technology from July 1991 through February 1995.

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

Factors Affecting Future Operating Results

     The provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"), which became law in late December 1995, provide companies with a "safe harbor" when making forward-looking statements. This "safe harbor" encourages companies to provide prospective information about their companies without fear of litigation. The Company wishes to take advantage of the "safe harbor" provisions of the Act and is including this section in its Annual Report on Form 10-K in order to do so. Statements that are not historical facts, including statements about management's expectations for fiscal year 2001 and beyond, are forward-looking statements and involve various risks and uncertainties. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

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

If we fail to grow our sales profitably in fiscal 2001 comparable to our growth rate in fiscal 2000, our stock price may be adversely affected

     In 1999, we introduced the Razor Rollerboard scooter at a time when similar scooters were not widely available from other retailers. This product has since become one of the most popular in the history of our Company. Sales of Razor Rollerboard scooters contributed substantially to the net sales increases during fiscal 2000.

     Other retailers are currently offering versions of the Razor Rollerboard scooter and other scooters. We cannot predict with certainty as to the level of future sales of the Razor Rollerboard scooter. We also cannot predict whether we will introduce another product that will be as successful as the Razor Rollerboard scooter or our other top selling products.

     Although we experienced significant overall growth in our store, Internet and catalog sales channels in fiscal 2000, our future growth will be substantially dependent on continued increases in sales of popular existing and new core products. We cannot be assured that we will be able to maintain our current levels of sales or continue in future periods the rate of growth we experienced in the fiscal 2000. Our stock price may be adversely affected if we do not maintain current levels of sales or profitability or achieve sales or profit growth in line with recent performance or with that expected by analysts or other stock market professionals.

Our quarterly operating results are subject to significant fluctuations and seasonality

     Our business is highly seasonal, reflecting the general pattern of peak sales and earnings for the retail industry during the Holiday shopping season. Typically, a substantial portion of our total revenues and all, or most of our net earnings occur during our fourth quarter ending January 31. During our 2000 and 1999 fiscal years, our total revenues for the fourth quarter ending January 31 accounted for more than 40% of total revenues for the full fiscal year. In anticipation of increased sales activity during the fourth quarter, we incur significant additional expenses, including significantly higher inventory costs and the costs of hiring a substantial number of temporary employees to supplement our regular store staff. If for any reason our sales were to be substantially below those normally expected during the fourth quarter, our annual results would be adversely affected. Due to this seasonality, our operating results for any one period may not be indicative of our operating results for the full fiscal year.

     Typically our operating results during the other quarters of the year are generally lower and we have historically experienced losses in these periods. While in fiscal 2000, for the first time in our operating history, we were profitable in all four quarters, in the future it is possible that we will experience losses similar to those of fiscal 1999 and 1998 in the first three quarters of the fiscal year. Our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including, among other things, the timing of new store openings, net sales contributed by new stores, increases or decreases in comparable store sales, changes in our merchandise mix and net catalog sales.

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

Our success depends in part on our ability to design, develop, obtain and timely deliver our proprietary products

     We are increasingly dependent on the success of the proprietary products that we design and develop for our customers. Affected by customers' demands and the level of marketing and advertising efforts, certain of these or related products can produce sales volume that is significant to a particular reporting period's total sales volume. We must design and develop products that meet the demands of our customers and manufacture these products cost-effectively. We rely solely on a select group of contract manufacturers, most of whom are located in Asia (primarily China), to produce these products in sufficient quantities to meet customer demand and to obtain and deliver these products to our customers in a timely manner. These arrangements are subject to the risks of relying on products manufactured outside the United States, including political unrest and trade restrictions, currency fluctuations, work stoppages, economic uncertainties including inflation and government regulations, and other uncertainties. If we are unable to successfully design and develop or to obtain and timely deliver sufficient quantities of these products, our operating results may be adversely affected. The Company had a single supplier that provided 8% of the net merchandise purchases in fiscal 2000 and is likely to be a higher percentage in fiscal 2001.

Our vital computer and communications hardware and software systems are vulnerable to damage and interruption which could harm our Internet business

     Our success, in particular our ability to successfully receive and fulfill Internet orders and provide high-quality customer service, largely depends upon the efficient and uninterrupted operation of our computer and communications hardware and software systems. We use internally managed systems for our Web site and some aspects of transaction processing, including customer information and order verifications. Our systems and operations are vulnerable to damage or interruption from: earthquake, fire, flood and other natural disasters, power loss, computer systems failures, Internet and telecommunications or data network failure, operator negligence, improper operation by or supervision of employees, physical and electronic loss of data or security breaches, misappropriation and similar events, and computer viruses.

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

We are subject to increased energy and power costs associated with our headquarters and retail store locations based in California

     We maintain corporate headquarters and retail store locations in California, which have been subject to rolling-blackouts due to the decreased availability of natural gas and energy. This will have an adverse effect on utility costs for the corporate offices and the retail store locations operated out of California.

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

     Some of our expenses will increase with the opening of new stores. If store sales are inadequate to support these new costs, our profitability will decrease. For example, inventory costs will increase as we increase inventory levels to supply additional stores. We may not be able to manage this increased inventory without decreasing our profitability. We may need additional financing in excess of our current credit facility, or an amendment to such facility, to be used for new store openings. Furthermore, our current credit facility has various loan covenants we must comply with in order to maintain the credit facility. We cannot predict with certainty that we will be successful in obtaining additional funds or new credit facilities on favorable terms or at all.

We are dependent on the success of our advertising and marketing efforts

     Our revenues depend in part on our ability to effectively market and advertise our products through The Sharper Image catalog and other advertising vehicles. Increases in advertising, paper costs or postage may limit our ability to advertise without reducing our profitability. If we decrease our advertising efforts due to increased advertising costs, restrictions placed by regulatory agencies, or for any other reason, our future operating results may be materially adversely affected. We are also testing other advertising media, such as television infomercials, radio, and single product mailings, and significantly increased our advertising expenditures in fiscal 2000. While we believe that increased expenditures on these and other media have resulted in increasing revenues in fiscal 2000, we cannot assure you that this trend will continue in the future. We expect to continue to spend at increased levels in the future, but may not continue to produce a sufficient level of sales to cover such expenditures, which would reduce our profitability.

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

Our catalog costs are unpredictable

     Historically, a significant portion of our revenues has been from purchases made by customers driven by The Sharper Image catalog. Increases in the costs of producing and distributing the catalog may reduce the profitability of our catalog, store and Internet sales. Specifically, we may experience increases in postage, paper or shipping costs due to factors beyond our control. As a result, our future results may be adversely affected.

We depend on our vendors' ability to timely deliver sufficient quantities of products

     Our performance depends on our ability to purchase our products in sufficient quantities at competitive prices and on our vendors' ability to make and deliver high quality products in a cost- effective, timely manner. Some of our smaller vendors have limited resources, limited production capacities and limited operating histories. We have no long-term purchase contracts or other contracts that provide continued supply, pricing or access to new products and any vendor or distributor could discontinue selling to us at any time. We cannot assure you that we will be able to acquire the products we desire in sufficient quantities or on terms that are acceptable to us in the future. In addition, we cannot assure you that our vendors will make and deliver high quality products in a cost-effective, timely manner. We may also be unable to develop relationships with new vendors. All products we purchase from vendors in Asia, must be shipped to our distribution centers by freight carriers. We cannot assure you that we will be able to obtain sufficient freight capacity at favorable rates. Our inability to acquire suitable products in a cost-effective, timely manner or the loss of one or more key vendors or freight carriers could have a negative effect on our business.

     Additionally, our relationships with our vendors are also subject to the risks of relying on products manufactured outside the United States, including political unrest and trade restrictions, work stoppages, economic uncertainties including inflation, foreign government regulation and currency fluctuations. Because the majority of our products were manufactured in various countries in Asia, primarily China, during fiscal 2000 and fiscal 1999, any significant disruption in any of these countries could impair our ability to obtain sufficient quantities of products in a timely manner.

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

We face risks associated with our distribution and fulfillment operations

     We conduct the majority of our distribution operations and all of our catalog and Internet order processing fulfillment functions from our owned facility in Little Rock, Arkansas. We added a third party operated distribution center in California during the second quarter of 2000 to handle increased processing fulfillment needs. We also use contract fulfillment and warehouse facilities for additional seasonal requirements. Any failure to integrate our new distribution center into our operations or any disruption in the operations at any distribution center, particularly during the Holiday shopping season, could have a negative effect on our business.

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

     Our comparable store sales have fluctuated significantly in the past and we believe that such fluctuations may continue. Our historic comparable store net sales changes were as follows:

                                                   Percentage
                 Fiscal Year                        Increase
                 -----------                        --------
                    1997                               1.1
                    1998                               5.3
                    1999                              12.3
                    2000                              29.0

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

We may have greater exposure internationally due to the expansion of our Web site

     We have expanded our Web site presence to include Europe, the United Kingdom and the Pacific Rim. We must conform to all international rules and regulations for sales generated from each country. We may be subject to changes in local regulations and liability issues on product sales that occur in those countries. As this business expands, our exposure to product liability issues grows. We are also dependent on our relationship with various international third parties that handle product fulfillment, credit card processing and customer service for our international orders.

Poor economic conditions may hurt our business

     Certain economic conditions that affect the level of consumer spending on our products include the following:

     o   general business conditions;
     o   interest rates;
     o   taxation;
     o   stock market volatility; and
     o   consumer confidence in future economic conditions.

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

Excessive merchandise returns could harm our business

     As part of our customer service commitment, we maintain a liberal merchandise return policy, which allows customers to return most merchandise. We make allowances for returns of store, catalog and Internet sales in our financial statements based on historical return rates. We cannot assure you that actual merchandise returns will not exceed our allowances. In addition, because our allowances are based on historical return rates, we cannot assure you that the introduction of new merchandise in our stores or catalogs, the opening of new stores, the introduction of new catalogs, increased sales over the Internet, changes in the merchandise mix or other factors will not cause actual returns to exceed return allowances. Any significant increase in merchandise returns that exceed our allowances could adversely affect our future results.

We may be subject to risks associated with our products, including product liability or patent and trademark infringement claims

     Our current and future products may contain defects, which could subject us to product liability claims. Although we maintain limited product liability insurance, if any successful product liability claim is not covered by or exceeds our insurance, our business, results of operation and financial condition would be harmed. Additionally, third parties may assert claims against us alleging infringement, misappropriation or other violations of patent, trademark or other proprietary rights, whether or not such claims have merit. Such claims can be time consuming and expensive to defend and could require us to cease using and selling the allegedly infringing products, which may have a significant impact on total company sales volume, and to incur significant litigation costs and expenses.

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

We are controlled by a single shareholder

     As of January 31, 2001, Richard Thalheimer beneficially owned approximately 40% of all of the outstanding shares of the common stock of our company. As a result, Mr. Thalheimer will continue to exert substantial influence over the election of directors and over our corporate actions.

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

Item 2.  Properties

     The Company occupies approximately 58,000 square feet of office space for its corporate headquarters in San Francisco, CA. The Company signed a lease extension in February 2000, extending the expiration date to January 2006. The Company also leases approximately 5,600 square feet for its product development offices.

     As of January 31, 2001 the Company operated 97 The Sharper Image stores under leases covering a total of approximately 232,000 square feet of net selling space.

     The Company owns and operates a 110,000 square foot distribution facility located in Little Rock, Arkansas. Distribution functions are conducted through this facility, a 60,000 square foot leased facility in Ontario, California and other seasonally occupied space rented by the Company in close proximity thereto. Additional mail order fulfillment is conducted by a third party.

Item 3.  Legal Proceedings

     The Company is party to various legal proceedings arising from normal business activities. Management believes that the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

          None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The information set forth under "Note D -- Revolving Loan and Notes Payable" in the Notes to Financial Statements on page 25 and the information set forth under the caption "Common Stock Market Prices and Dividend Policy" on page 31 of the Sharper Image Corporation 2000 Annual Report to Stockholders is incorporated herein by reference. As of April 16, 2001 there were 391 holders of record and the closing price of the Company's Common Stock was $8.71 per share as reported by the Nasdaq Stock Market.

     No cash dividends were declared or paid in fiscal 1999 or fiscal 2000.

Item 6.  Selected Financial Data

     The information set forth under the caption "Financial Highlights" on page 3 of the Sharper Image Corporation 2000 Annual Report to Stockholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

     The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 14 to 19 of the Sharper Image Corporation 2000 Annual Report to Stockholders is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The information set forth under the caption "Quantitative and Qualitative Disclosure About Market Risk" on page 19 of the Sharper Image Corporation 2000 Annual Report to Stockholders is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

     The financial statements and independent auditors' report set forth on pages 20 through 31 of the Sharper Image Corporation 2000 Annual Report to Stockholders are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     Information with respect to the directors of the Company is incorporated herein by reference to the Company's 2001 Proxy Statement to Stockholders. Information with respect to the executive officers of the Registrant is contained in Part I of this Annual Report on Form 10-K.

Item 11.  Executive Compensation

     Information with respect to executive compensation is incorporated herein by reference to the Company's 2001 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information with respect to security ownership of beneficial owners and management is incorporated herein by reference to the Company's 2001 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

          None.

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)1.     List of Financial Statements.

The following Financial Statements and Notes thereto set forth on pages 20 through 30 of the Sharper Image Corporation 2000 Annual Report to Stockholders are incorporated by reference as Exhibit 13.1 to this Report on Form 10-K:

Independent Auditors' Report

Statements of Operations for the years ended January 31, 2001, 2000, and 1999,

Balance sheets at January 31, 2001 and 2000,

Statements of Stockholders' Equity for the years ended January 31, 2001, 2000, and 1999

Statements of Cash Flows for the years ended January 31, 2001, 2000, and 1999.

Notes to Financial Statements.

(a)2.     List of Financial Statement Schedule.

The following are filed as part of this Report:

 Independent Auditors' Report on Schedule.

 Schedule II - Valuation and Qualifying Accounts

(a)3.     List of Exhibits.

     Incorporated herein by reference is a list of the Exhibits contained in the
Exhibit Index which begins on page 32 of this report.

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

SHARPER IMAGE CORPORATION                    SHARPER IMAGE CORPORATION

By:/s/ Richard J. Thalheimer       By:/s/ Jeffrey P. Forgan
   --------------------------         ----------------------
   Richard J. Thalheimer              Jeffrey P. Forgan
   Chief Executive                    Senior Vice President, Chief Financial
   Officer, Chairman                  Officer, Corporate Secretary
   (Principal Executive Officer)      (Principal Financial & Accounting Officer)
   Accounting Officer)

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

Signature                           Title                                    Date
---------                           -----                                    ----
/s/ Richard J. Thalheimer           Chief Executive                      May 1, 2001
---------------------------         Officer, Chairman
Richard J. Thalheimer               (Principal Executive Officer)

/s/ Jeffrey P. Forgan               Senior Vice President,               May 1, 2001
---------------------------         Chief Financial Officer,
Jeffrey P. Forgan                   Corporate Secretary
                                    (Principal Financial and
                                    Accounting Officer)

/s/ Alan Thalheimer                 Director                             May 1, 2001
---------------------------
Alan Thalheimer






/s/ Gerald Napier                   Director                             May 1, 2001
---------------------------
Gerald Napier

/s/ Morton David                    Director                             May 1, 2001
---------------------------
Morton David

/s/ George James                    Director                             May 1, 2001
---------------------------
George James


                            SHARPER IMAGE CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                     --------------------------------------

                                     ($000)

            COLUMN                    COLUMN             COLUMN                 COLUMN             COLUMN
              A                          B                  C                      D                 E

-----------------------------------------------------------------------------------------------------------------
                                      Balance at           Additions                                   Balance
                                      Beginning           Charged to                                  at End of
DESCRIPTION                           of Period          Costs & Exp.           Deductions              Period
-----------------------------------------------------------------------------------------------------------------

INVENTORY

YEAR ENDED JANUARY 31, 2001:
Inventory Obsolescence                  $ 3,154            $1,573                $2,133                $2,594

YEAR ENDED JANUARY 31, 2000:
Inventory Obsolescence                  $1,938             $2,079                $  863                $3,154

YEAR ENDED JANUARY 31, 1999:
Inventory Obsolescence                  $1,486             $1,298                $  846                $1,938


OTHER

YEAR ENDED JANUARY 31, 2001:
Other                                    $834              $  449                $  553                $  730

YEAR ENDED JANUARY 31, 2000:
Other                                    $804              $  265                $  235                $  834

YEAR ENDED JANUARY 31, 1999:
Other                                    $508              $  830                $  534                $  804

INDEPENDENT AUDITORS' REPORT ON SCHEDULE


Board of Directors and Stockholders of
  Sharper Image Corporation

We have audited the financial statements of Sharper Image Corporation as of January 31, 2001 and 2000 and for each of the three years in the period ended January 31, 2001, and have issued our report thereon dated March 30, 2001; such financial statements and report are included in your 2000 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Sharper Image Corporation, listed in Item
14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

San Francisco, California
March 30, 2001

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

10.20 Amendment to the Financing Agreement dated March 23, 2000 between the Company and The CIT Group/Business Credit Inc. (Incorporated by reference to Exhibit 10.22 to Form 10-K for the fiscal year ended January 31, 2000).

10.21 Amendment to the Corporate Headquarters Office Lease Agreement dated February 9, 2000 between the Company and its landlord, CarrAmerica Realty Corporation. (Incorporated by reference to Exhibit 10.23 to Form 10-K for the fiscal year ended January 31, 2000).

10.22 Amendment to the Financing Agreement dated July 18, 2000 between the Company and The CIT Group/Business Credit, Inc. (Incorporated by reference to Exhibit 10.23 to Form 10-Q for the quarter ended October 31, 2000).

10.23 Amendment to the Financing Agreement dated September 29, 2000 between the Company and The CIT Group/Business Credit, Inc. (Incorporated by reference to Exhibit 10.24 to Form 10-Q for the quarter ended October 31, 2000).

99.1 2000 Stock Incentive Plan. (Incorporated by reference to Exhibit to Definitive Proxy Statement on Schedule 14A filed May 9, 2000.)

99.2     Form of Notice of Grant of Stock Option. (Attached herewith).

99.3     Form of Stock Option Agreement. (Attached herewith).

99.4     Form of Addendum to Stock  Option  Agreement  (Involuntary  Termination
         Following   Corporate   Transaction/Change   in   Control).   (Attached
         herewith).

99.5 Form of Addendum to Stock Option Agreement (Limited Stock Appreciation Right). (Attached herewith).

99.6     Form of Stock Issuance Agreement. (Attached herewith).

99.7     Form of Addendum to Stock Issuance Agreement  (Involuntary  Termination
         Following   Corporate   Transaction/Change   in   Control).   (Attached
         herewith).

99.8     Form of Automatic Stock Option Agreement. (Attached herewith).

99.9 Form of Notice of Grant of Non-Employee Director-Automatic Stock Option. (Attached herewith).

11.1     Statement Re: Computation of Earnings per Share.

13.1     2000 Annual Report to Stockholders.

23.1     Independent Auditor's Consent.