Form 10-Q
period 2001-04-30
SHARPER IMAGE CORP
filed 2001-06-14
CIK 811696

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark One)

[X]      Quarterly  report  pursuant  to Section  13 or 15(d) of the  Securities
         Exchange  Act  of  1934  for  the  quarterly  period  ended  April  30,
         2001       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________________ to




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

      Common Stock, $0.01 par value, 11,970,835 shares as of June 12, 2001

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SHARPER IMAGE CORPORATION
CONDENSED BALANCE SHEETS
(Unaudited)
                                                                            April 30,          January 31,       April 30,
                                                                              2001                2001             2000
Dollars in thousands, except per share amounts                                                   (Note A)
                                                                           ----------         ----------        -----------
ASSETS
Current Assets:
   Cash and equivalents                                                    $   13,680         $   52,019        $    39,248
   Accounts receivable, net of allowance for doubtful
    accounts of $735, $730 and $711                                             9,730              9,722              7,350
   Merchandise inventories                                                     63,128             61,959             44,171
   Deferred catalog costs                                                       5,541              3,943              4,050
   Prepaid expenses and other                                                   8,614              9,992              5,885
                                                                           ----------         ----------        -----------
Total Current Assets                                                          100,693            137,635            100,704
Property and equipment, net                                                    37,771             36,474             24,046
Deferred taxes and other assets                                                 4,726              4,727              4,704
                                                                           ----------         ----------        -----------
Total Assets                                                               $  143,190         $  178,836        $   129,454
                                                                           ==========         ==========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                                   $   33,054         $   55,015        $    35,895
   Deferred revenue                                                            12,848             12,440              9,470
   Income taxes payable                                                           215             10,711                488
   Current portion of notes payable                                               163                160                150
                                                                           ----------         ----------        -----------
Total Current Liabilities                                                      46,280             78,326             46,003
Notes payable                                                                   2,164              2,206              2,327
Other liabilities                                                               4,844              4,742              3,821
                                                                           ----------         ----------        -----------
Total Liabilities                                                              53,288             85,274             52,151
                                                                           ----------         ----------        -----------

Commitments and contingencies                                                       -                  -                  -

Stockholders' Equity:
 Preferred stock, $0.01 par value:
  Authorized 3,000,000 shares: Issued and outstanding, none                         -                  -                  -
 Common stock, $0.01 par value:
  Authorized 25,000,000 shares: Issued and outstanding,
  11,875,710, 11,961,911 and 12,032,359 shares                                    119                120                120
 Additional paid-in capital                                                    41,794             42,697             43,782
 Retained earnings                                                             47,989             50,745             33,401
                                                                           ----------         ----------        -----------
Total Stockholders' Equity                                                     89,902             93,562             77,303
                                                                           ----------         ----------        -----------
Total Liabilities and Stockholders' Equity                                 $  143,190         $  178,836        $   129,454
                                                                           ==========         ==========        ===========


                                    See notes to condensed financial statements.

SHARPER IMAGE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
                                                                            Three Months Ended
Dollars in thousands, except per share amounts                                  April 30,
                                                                                ---------
                                                                          2001               2000
                                                                          ----               ----
REVENUES:
   Sales                                                           $    75,808        $    66,681
   Less: returns and allowances                                          8,335              7,915
                                                                   -----------        -----------
   Net Sales                                                            67,473             58,766
   Other revenue                                                         2,286              2,096
                                                                   -----------        -----------
                                                                        69,759             60,862
                                                                   -----------        -----------


COST AND EXPENSES:
   Cost of products                                                     33,231             31,207
   Buying and occupancy                                                  8,572              6,920
   Advertising                                                          12,867              7,342
   General, selling and administrative                                  20,089             15,881
                                                                   -----------        -----------
                                                                        74,759             61,350
                                                                   -----------        -----------

OPERATING LOSS                                                          (5,000)              (488)

OTHER INCOME:
   Interest income, net                                                    362                658
   Other income, net                                                        44                  5
                                                                   -----------        -----------
                                                                           406                663
                                                                   -----------        -----------

Income (Loss) Before Income Tax (Benefit)                               (4,594)               175

Income tax expense (benefit)                                            (1,838)                70
                                                                   ------------       -----------

Net Income (Loss)                                                  $    (2,756)       $       105
                                                                   ============       ===========

Net Income (Loss) Per Share, basic                                 $    ( 0.23)       $      0.01
                                                                   ============       ===========
Net Income (Loss) Per Share, diluted                               $    ( 0.23)       $      0.01
                                                                   ============       ===========

Weighted Average Number of Shares - basic                           11,903,000         12,024,000
Weighted Average Number of Shares - diluted                         11,903,000         12,802,000

                               See notes to condensed financial statements.

SHARPER IMAGE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                                             Three Months Ended
                                                                                                  April 30,
                                                                                                  ---------
Dollars in thousands                                                                         2001             2000
                                                                                             ----             ----
Cash was Used for Operating Activities:
   Net income (loss)                                                                  $    (2,756)      $      105
   Adjustments to reconcile net income (loss) to net cash used for operations:
     Depreciation and amortization                                                          2,404            1,644
     Deferred rent expenses and landlord allowances                                            19               67
   Changes in:
     Merchandise inventories                                                               (1,169)          (4,519)
     Accounts receivable                                                                       (8)             532
     Deferred catalog costs, prepaid expenses and other assets                               (219)             528
     Accounts payable and accrued expenses                                                (21,961)          (7,079)
     Deferred revenue, income taxes payable and other liabilities                         (10,005)          (5,797)
                                                                                      -----------       -----------
Cash Used for Operating Activities                                                        (33,695)         (14,519)
                                                                                      -----------       ----------

Cash was Used for Investing Activities:
   Property and equipment expenditures                                                     (3,701)          (1,729)
                                                                                      -----------       ----------
Cash Used for Investing Activities                                                         (3,701)          (1,729)
                                                                                      -----------       ----------

Cash was Provided by (Used for) Financing Activities:
   Proceeds from issuance of common stock, including warrants
     and stock options exercised                                                               83               75
   Repurchase of common stock                                                                (987)               -
   Principal payments on notes payable                                                        (39)             (36)
                                                                                      -----------       ----------
Cash Provided by (Used for) Financing Activities                                             (943)              39
                                                                                      ------------      ----------

Net Decrease in Cash and Equivalents                                                      (38,339)         (16,209)
                                                                                      -----------       ----------
Cash and Equivalents at Beginning of Period                                                52,019           55,457
                                                                                      -----------       ----------

Cash and Equivalents at End of Period                                                 $    13,680       $   39,248
                                                                                      ===========       ==========



Supplemental Disclosure of Cash Paid for:
   Interest                                                                           $        64       $       69
   Income Taxes                                                                       $     7,104       $    6,167

                                    See notes to condensed financial statements.

                            SHARPER IMAGE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                Three-month periods ended April 30, 2001 and 2000

                                   (Unaudited)
NOTE A- Financial Statements

The condensed balance sheets at April 30, 2001 and 2000, and the related condensed statements of operations and cash flows for the three-month periods ended April 30, 2001 and 2000 have been prepared by Sharper Image Corporation (the "Company"), without audit. In the opinion of management, the condensed financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of April 30, 2001 and 2000, and for the three-month periods then ended. The balance sheet at January 31, 2001, presented herein, has been derived from the audited balance sheet of the Company.

Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these interim financial statements. Accordingly, these interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2000 Annual Report.

The Company's business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the Holiday shopping season. A substantial portion of the Company's total revenues and all or most of the Company's net earnings usually occurs in the fourth quarter ending January 31. The Company, as is typical in the retail industry, generally experiences lower revenues and net operating results during the other quarters and has incurred and may continue to incur losses in these quarters. The results of operations for these interim periods are not necessarily indicative of the results for the full fiscal year.

Certain reclassifications have been made to prior periods' financial statements in order to conform with current period presentations.

NOTE B- Revolving Loan and Notes Payable

The Company has a revolving secured credit facility with The CIT Group/Business Credit, Inc. (CIT) with an expiration date of September 2004. This credit facility has been amended on several occasions and as of April 30, 2001, the agreement allows the Company borrowings and letters of credit up to a maximum of $32 million for the period from October 1, 2001 through December 31, 2001, and $20 million for other times of the year based on inventory levels. The credit facility is secured by the Company's inventory, accounts receivable, general intangibles and certain other assets. Borrowings under this facility bear interest at either the prime rate per annum or at LIBOR plus 1.50% per annum, determined by financial performance. The credit facility contains certain financial covenants pertaining to interest coverage ratio and net worth and contains limitations on operating leases, other borrowings, dividend payments and stock repurchases. The credit facility allows seasonal borrowings of up to $32 million for the period from October 1, 2001 through December 31, 2001, increasing by $1 million for this period October 1 through December 31, 2002 and remaining at the $33 million for this period until expiration in 2004. At April 30, 2001, the Company had no amounts outstanding on its revolving credit facility. As of April 30, 2001, letter of credit commitments outstanding under the credit facility were $3.1 million.

In addition, the credit facility provides for term loans for capital expenditures ("Term Loans") up to an aggregate of $2.5 million. Amounts borrowed under the Term Loans bear interest at a variable rate of either prime plus 0.50% per annum or at LIBOR plus 2.50% per annum determined by financial performance. Each Term Loan is to be repaid in 36 equal monthly principal installments. As of April 30, 2001, there were no borrowings on this facility.

NOTE C - Earnings (Loss) Per Share

Basic earnings per share is computed as net income available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares to be issued through stock options.

                                                        Three Months Ended
                                                             April 30,
                                                             ---------
                                                       2001             2000
                                                       ----             ----

Net income (loss)                                 $(2,756,000)      $   105,000
Average shares of common stock
      outstanding during the period                11,903,000        12,024,000
                                                  ===========       ===========

Basic Earnings (Loss) per Share                   $    (0.23)       $      0.01
                                                  ===========       ===========
Average shares of common stock
      outstanding during the period                11,903,000        12,024,000
      Add:
      Incremental shares from assumed
      exercise of stock options                             -           778,000
                                                  -----------       -----------

                                                   11,903,000        12,802,000

Diluted Earnings (Loss) per Share                 $    (0.23)       $      0.01
                                                  ===========       ===========

The potential dilutive effects of stock options were excluded from the diluted earnings per share for the three-month period ended April 30, 2001 because their inclusion in net loss periods would be anti-dilutive to the earnings per share calculation. Options to purchase 2,559,838 shares of common stock were outstanding as of April 30, 2001. Options for which the exercise price was greater than the average market price of common stock of common stock for the three months ended April 30, 2000 were not included in the computation of diluted earnings per share. The number of such options for which the exercise price was greater than the average market price of $11.03 was 16,000 as of April 30, 2000.

NOTE D - New Accounting Standard

In June 1999, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." As amended by SFAS 137, SFAS 133 is effective for fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective February 1, 2001. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

NOTE E - Segment Information

The Company classifies its business interests into three reportable segments: retail stores, catalog and Internet. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note A of the 2000 Annual Report. The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income tax expense or benefit. The Company's reportable segments are strategic business units that offer the same products and utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. The Company does not have intersegment sales, but the segments are managed separately because each segment has different channels for selling the product.

Financial information for the Company's business segments is as follows:

                                                              Three Months Ended
                                                                  April 30,
                                                                  ---------
Dollars in thousands                                           2001        2000
                                                               ----        ----
Revenues:
   Stores                                                  $ 39,812    $ 38,191
   Catalog                                                   16,802      11,110
   Internet                                                   9,707       8,406
   Other                                                      3,438       3,155
                                                           --------    --------
   Total Revenues                                          $ 69,759    $ 60,862
                                                           --------    --------

Operating Contributions:
   Stores                                                  $  1,827    $  3,470
   Catalog                                                    1,189       1,498
   Internet                                                     247         397
   Unallocated                                               (7,857)     (5,190)
                                                           --------    --------
   Earnings (Loss) Before Income Tax Expense (Benefit)     $ (4,594)   $    175
                                                           ---------   --------

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The condensed balance sheets of the Company as of April 30, 2001 and 2000 and the related condensed statements of operations and cash flows for the three-month periods then ended have been reviewed by the Company's independent accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements is presented herein.

INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors
Sharper Image Corporation
San Francisco, California

We have reviewed the accompanying condensed balance sheets of Sharper Image Corporation as of April 30, 2001 and 2000, and the related condensed statements of operations and cash flows for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Sharper Image Corporation as of January 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 30, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of January 31, 2001 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


/s/ Deloitte & Touche LLP
-------------------------
San Francisco, CA


May 17, 2001

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
                                                                     Three Months Ended
                                                                          April 30,
                                                                          ---------
Percentage of Total Revenues                                        2001              2000
                                                                    ----              ----
Revenues:
      Net store sales                                                57.1%            62.8%
      Net catalog sales                                              24.1             18.3
      Net Internet sales                                             13.9             13.8
      Net wholesale sales                                             1.6              1.7
      List rental and licensing                                       0.4              0.6
      Delivery  *                                                     2.9              2.8
                                                                  -------          -------
Total Revenues                                                      100.0%           100.0%

Costs and Expenses:
      Cost of products  *                                            47.6             51.3
      Buying and occupancy                                           12.3             11.3
      Advertising                                                    18.4             12.1
      General, selling and administrative  *                         28.9             26.1

Other income                                                         (0.6)            (1.1)
                                                                  -------          -------

Income (Loss) Before Income Taxes                                    (6.6)             0.3
Income Tax Expense (Benefit)                                         (2.6)             0.1
                                                                  -------          -------
Net Income (Loss)                                                    (4.0)%            0.2%
                                                                  ========         =======

The following table sets forth the components of total revenues for the periods indicated.

                                                                     Three Months Ended
                                                                          April 30,
                                                                          ---------
                                                                    2001              2000
                                                                    ----              ----
Revenues (dollars in thousands)
Net store sales                                               $   39,812        $   38,191
Net catalog sales                                                 16,802            11,110
Net Internet sales                                                 9,707             8,406
Net wholesale sales                                                1,152             1,059
                                                               ---------        ----------
      Total Net Sales                                             67,473            58,766
List rental and licensing                                            249               359
Delivery  *                                                        2,037             1,737
                                                               ---------         ---------

      Total Revenues                                          $   69,759        $   60,862
                                                              ==========        ==========

* Delivery income and expense have been reclassified for the three months ended April 30, 2000 in order to conform with the current year presentation.

Revenues

Net sales for the three-month period ended April 30, 2001 increased $8,708,000, or 14.8%, from the comparable three-month period of the prior year. Returns and allowances for the three-month period ended April 30, 2001, were 11.0% of sales, as compared with 11.9% of sales for the comparable prior year period. Net sales increased in all three sales channels: stores, catalog and Internet. The increase in Company net sales for the three-month period ended April 30, 2001 compared to the same period last year was primarily attributable to increases in net sales from Sharper Image stores of $1,621,000; increases in net sales from the Sharper Image catalog segment of $5,692,000; and increases in net sales from Internet operations of $1,301,000.

The popularity of Sharper Image Design proprietary products and private label products continue to be a key factor in the year over year increases in net sales. Management believes that the continuing development and introduction of these new and popular products is important to the Company's future success. Sharper Image Design proprietary products and private label products increased from 53.7% of net sales in 2000 to 63.6% for the comparable three-month period ended April 30, 2001. Management believes the increased investment in its advertising initiatives in fiscal 2000 and the first quarter of 2001 was another key contributing factor to the higher revenues. Management also believes that these initiatives are broadening the customer base, which is an important factor in our future revenue growth, although there can be no assurances of the continued success of these and future advertising initiatives. This advertising strategy contributed to improved sales in all three sales channels. Sales in the catalog channel also benefited from the significant increase in television infomercial advertising highlighting selected Sharper Image Design proprietary products.

For the three-month period ended April 30, 2001, as compared with the same period last year, net store sales increased $1,621,000, or 4.2% while comparable store sales decreased by 1.4%. The increase in net store sales for the three-month period ended April 30, 2001 as compared with the same prior year period reflects a 4.0% increase in average revenue per transaction partially offset by a 2.9% decrease in total store transactions. The increase in net store sales for the three-month period ended April 30, 2001 is also attributable to the opening of nine new stores and a temporary store since April 30, 2000, as well as a full quarter of sales from one store opened late in the first quarter of 2000. These increases were partially offset by the closing of three stores at lease maturity since April 30, 2000.

For the three-month period ended April 30, 2001, net catalog segment sales increased $5,692,000 or 51.2%, as compared with the same period last year. The increase in catalog net sales for the first quarter of fiscal 2001 reflects a 24.6% increase in transactions, as well as an increase of 21.3% in average revenue per order as compared with the same prior year period. In addition to the continued popularity of Sharper Image Design proprietary and private label products, management believes the increase in catalog net sales for the three-month period ended April 30, 2001, as compared to the same period last year, is partially attributable to a 27.2% increase in catalog circulation, and a 36.2% increase in Sharper Image Catalog pages circulated. Management is continually reviewing the pages and the number of catalogs circulated in its efforts to optimize the revenues from catalog advertising, and currently plans to continue to increase circulation for fiscal 2001. Also contributing to the increased catalog segment net sales in the first quarter of fiscal 2001 is, management believes, the increase in television infomercial advertising highlighting selected Sharper Image Design proprietary products. The Company intends to continue its aggressive multimedia advertising programs to attract new customers, while achieving an appropriate return on advertising investment although there can be no assurance of the continued success of these advertising initiatives. The Company's goal is to achieve breakeven or near breakeven results on direct marketing advertising expenses.

For the three-month period ended April 30, 2001, the Company's Internet sales from the sharperimage.com Web site, which includes the Sharper Image auction site, increased $1,301,000, or 15.5% from the same period last year. This increase is attributable to a 37.6% increase in average revenue per Internet transaction, partially offset by a decrease of 16.1% in transactions compared to the same quarter last year. The decrease in transactions was primarily attributable to auction transactions. During the first quarter ended April 30, 2001, the Company redesigned and enhanced its auction site. The Company continues to utilize the auction site to increase its Internet business, broaden its customer base and manage inventories, including closeouts, repackaged and refurbished items. Excluding auction site sales, the Internet sales increased 32.0% for the quarter ended April 30, 2001, as compared to the same quarter in the prior year.

During the first quarter of fiscal 2001, the Company launched its European Web sites in Europe, with international online stores that accept Euros in the European Union, British pounds in the United Kingdom and Deutsche marks in Germany. International online shoppers will be able to get convenient, efficient local delivery of Sharper Image Design products that have been specifically adapted for use throughout Europe. Although the Company's international online revenues and profitability are not planned to be significant in fiscal 2001, the Company believes there are good growth opportunities in future years. Management reviews the Company's Web sites on a regular basis and is continually developing new and enhanced features to give customers a fun, easy shopping experience.

Cost of Products

Cost of products for the three-month period ended April 30, 2001 increased $2,024,000, or 6.5%, from the comparable prior year period. The increase in cost of products is due to the higher sales volume compared to the same period last year. The gross margin rate, which reflects delivery income classified as revenue and delivery expense as cost of products, for the three-month period ended April 30, 2001 was 52.2%, which was 3.8 percentage points higher than the comparable period of the prior year. The higher gross margin rate in first quarter fiscal 2001 reflects an increase in sales of Sharper Image Design proprietary and private label products, which generally carry higher margins than branded products. Sharper Image Design proprietary products and private label products percentage of sales, exclusive of wholesale, increased to 63.6% in first quarter of fiscal 2001 compared to 53.7% in the first quarter of fiscal 2000.

The Company's gross margin rate fluctuates with the changes in its merchandise mix, which is affected by new items available in various categories. The variation in merchandise mix from category to category from year to year reflects the characteristic that the Company is driven by individual products, as opposed to general lines of merchandise. Additionally, the Company's auction site and other promotional activities will tend to in part offset or dilute the rate of increase in our gross margin performance. It is impossible to predict future gross margin rates, although the Company's goal is to continue to increase sales of Sharper Image Design proprietary products and other exclusive private label products, as these products generally carry higher margins than branded products and may be less susceptible to price comparisons by customers. The popularity of these proprietary and private label products contributed to the 3.8 percentage point increase in the gross margin rate for fiscal 2001, and management believes that these products will continue to have a positive impact on the Company's gross margin rate in the second quarter although there can be no assurance of the continued success of these products.

Buying and Occupancy

Buying and occupancy costs for the three-month period ended April 30, 2001 increased $1,652,000, or 23.9%, from the comparable prior year period. The increase reflects the occupancy costs associated with the nine new stores and a temporary store opened since April 30, 2000, rent increases associated with lease renewals, and increases in utility costs incurred during the first quarter of 2001, partially offset by the elimination of the occupancy costs of the three Sharper Image stores closed at lease maturity since April 30, 2000.

Advertising

Advertising  for  the   three-month   period  ended  April  30,  2001  increased
$5,525,000, or 75.3%, from the comparable prior year period. The increase in advertising was partially attributable to a 27.2% increase in number of Sharper Image catalogs mailed and to the 36.2% increase in catalog pages circulated. Additionally, the Company expanded its multimedia advertising initiatives, which management believes contributes to increased sales in the stores, catalog and Internet channels, although there is no assurance of the continued success of these advertising initiatives. These advertising campaigns include radio advertising, solo product mailer and television infomercials, among others.

During the first quarter ended April 30, 2001, the Company increased its television media spending on infomercials highlighting selected Sharper Image Design products. The broad appeal of our Sharper Image Design products in conjunction with the higher gross margin rates allow the Company to achieve its goal of breakeven or near breakeven results on this type of advertising expenditure. Management believes that the expansion of its multimedia advertising initiatives of direct marketing, television and radio contributed to the sales increases for the first fiscal quarter of 2001 and will continue be an important factor in future revenue growth. As a result, catalog circulation, catalog pages, and other marketing activities, such as television infomercials, are expected to continue in fiscal 2001 at significantly higher levels than fiscal 2000. The difficult retail and general economic environment experienced during the first quarter of 2001 translated into less productive advertising spendings. However, the Company strives to achieve at or near breakeven investments on incremental advertising expenditures.

While the Sharper Image catalog serves as the primary source of advertising for its retail stores, catalog and Internet businesses, the Company continually reevaluates its advertising strategies and catalog circulation plans to maximize the effectiveness of its advertising programs.

General, Selling and Administrative Expenses

General, selling and administrative (GS&A) expenses for the three-month period ended April 30, 2001 increased $4,208,000, or 26.5%, from the comparable prior year period. The increase was primarily due to increases in variable expenses from increased net sales. The Company's continued development of proprietary products and the Internet as an additional sales channel have increased GS&A expenses for expanding and improving the operational infrastructure, as well as attracting and retaining key employees. The increase in GS&A expenses was also partially attributable to overall selling expenses related to the opening of nine new stores and a temporary store since April 30, 2000, partially offset by the reduced selling expenses of three stores closed at lease maturity since April 30, 2000.

Other Income

Other income, net, for the three-month period ended April 30, 2001, decreased $257,000 from the comparable prior year periods, primarily due to the decrease in interest income earned on lower investment balances and to the reduction in interest rates earned on invested balances.

Liquidity and Capital Resources

The Company met its short-term liquidity needs and its capital requirements in the three-month period ended April 30, 2001 with cash generated by operations, trade credit and existing cash balances.

The Company has a revolving secured credit facility with The CIT Group/Business Credit, Inc. (CIT) with an expiration date of September 2004. This credit facility has been amended on several occasions and as of April 30, 2001, the agreement allows the Company borrowings and letters of credit up to a maximum of $32 million for the period from October 1, 2001 through December 31, 2001, and $20 million for other times of the year based on inventory levels. The credit facility is secured by the Company's inventory, accounts receivable, general intangibles and certain other assets. Borrowings under this facility bear interest at either the prime rate per annum or at LIBOR plus 1.50% per annum, determined by financial performance. The credit facility contains certain financial covenants pertaining to interest coverage ratio and net worth and contains limitations on operating leases, other borrowings, dividend payments and stock repurchases. The credit facility allows seasonal borrowings of up to $32 million for the period from October 1, 2001 through December 31, 2001, increasing by $1 million for the period October 1 through December 31, 2002 and remaining at $33 million for this period until expiration in 2004. At April 30, 2001, the Company had no amounts outstanding on its revolving credit facility. As of April 30, 2001, letter of credit commitments outstanding under the credit facility were $3.1 million.

In addition, the credit facility provides for term loans for capital expenditures ("Term Loans") up to an aggregate of $2.5 million. Amounts borrowed under the Term Loans bear interest at a variable rate of either prime plus 0.50% per annum or at LIBOR plus 2.50% per annum determined by financial performance. Each Term Loan is to be repaid in 36 equal monthly principal installments. As of April 30, 2001, there were no borrowings on this facility.

During the three-month period ended April 30, 2001, the Company opened one new store located at the at Trolley Square in Salt Lake City, Utah and one temporary store located at the Prudential Center in Boston, Massachusetts. The Company closed two stores at their lease maturity. For the remainder of fiscal 2001, the Company plans to open approximately ten new stores and remodel approximately eight stores at lease maturity. The Company also plans to update and refine its Web site sharperimage.com and to continue expand its presence internationally with websites in the Pan-Pacific region. Total capital expenditures are estimated to be approximately $16 million to $20 million for fiscal 2001.

The Company believes it will be able to fund its cash needs for the remainder of fiscal 2001 through existing cash balances, cash generated from operations, trade credit and the credit facility.

Seasonality

The Company's business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the Holiday shopping season. In the past years, a substantial portion of the Company's total revenues and all or most of the Company's net earnings occur in the fourth quarter ending January 31. The Company, as is typical in the retail industry, generally experiences lower revenues and earnings during the other quarters and has incurred and may continue to incur losses in these quarters. The results of operations for these interim periods are not necessarily indicative of the results for the full fiscal year.


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

Our quarterly operating results are subject to significant fluctuations and seasonality

         Our business is highly seasonal, reflecting the general pattern of peak sales and earnings for the retail industry during the Holiday shopping season. Typically, a substantial portion of our total revenues and all, or most of our net earnings occur during our fourth quarter ending January 31. During our 2000 and 1999 fiscal years, our total revenues for the fourth quarter ending January 31 accounted for more than 40% of total revenues for the full fiscal year. We cannot predict with certainty whether the fourth quarter of 2001 will account for such a large percentage of our total revenues. In anticipation of increased sales activity during the fourth quarter, we incur significant additional expenses, including significantly higher inventory costs and the costs of hiring a substantial number of temporary employees to supplement our regular store staff. If for any reason our sales were to be substantially below those normally expected during the fourth quarter, our annual results would be adversely affected. Due to this seasonality, our operating results for any one period may not be indicative of our operating results for the full fiscal year.

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

We are dependent on the success of our advertising and marketing efforts

         Our revenues depend in part on our ability to effectively market and advertise our products through The Sharper Image catalog and other advertising vehicles. Increases in advertising, paper costs or postage may limit our ability to advertise without reducing our profitability. If we decrease our advertising efforts due to increased advertising costs, restrictions placed by regulatory agencies, or for any other reason, our future operating results may be materially adversely affected. We are also testing other advertising media, such as television infomercials, radio, and single product mailings, and significantly increased our advertising expenditures in fiscal 2001. While we believe that increased expenditures on these and other media have resulted in increasing revenues in the first quarter of fiscal 2001, we cannot assure you that this trend will continue in the future. We expect to continue to spend at increased levels in the future, but may not continue to produce a sufficient level of sales to cover such expenditures, which would reduce our profitability.

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

         Additionally, our relationships with our vendors are also subject to the risks of relying on products manufactured outside the United States, including political unrest and trade restrictions, work stoppages, economic uncertainties including inflation, foreign government regulation and currency fluctuations. Because the majority of our products were manufactured in various countries in Asia, primarily China, during the first three months of fiscal 2001 and during fiscal 2000, any significant disruption in any of these countries could impair our ability to obtain sufficient quantities of products in a timely manner.

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

         Our comparable store sales have fluctuated significantly in the past and we believe that such fluctuations may continue. Our historic comparable store net sales changes were as follows:
                                                                    Percentage
                              Fiscal Year Increase
                                     1998                               5.3

                                     1999                              43.0
                                     2000                              29.0
                           2001 (first three months)                   (1.4)

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

We are controlled by a single shareholder

         As of June 11, 2001, Richard Thalheimer beneficially owned approximately 40% of all of the outstanding shares of the common stock of our company. As a result, Mr. Thalheimer will continue to exert substantial influence over the election of directors and over our corporate actions.

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

The interest payable on the Company's credit facility is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable debt rose 0.75% (10% from the bank's reference rate) during the period ending April 30, 2001, the Company's results from operations and cash flows would not be materially affected. In addition, the Company has fixed and variable income investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio.

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

10.22 2000 Stock Incentive Plan. (Incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed May 9, 2000.)

10.23 Executive Bonus Plan (Incorporated by reference to the Definitive Proxy statement on schedule 14A filed May 4, 2001.)

15.0     Letter Re: Unaudited Interim Financial Information.

(b)      Reports on Form 8-K

         The Company has not filed any reports on Form 8-K for the three months ended April 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  SHARPER IMAGE CORPORATION



Date:     June 14, 2001                           by:/s/ Tracy Y. Wan
                                                     ----------------
                                                         Tracy Y. Wan
                                                         President
                                                         Chief Operating Officer



                                                  by:/s/ Jeffrey P. Forgan
                                                    ----------------------
                                                         Jeffrey P. Forgan
                                                         Senior Vice President
                                                         Chief Financial Officer

                                                                    Exhibit 15.0

June 14, 2001


Board of Directors
Sharper Image Corporation
San Francisco, California

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Sharper Image Corporation for the three-month periods ended April 30, 2001 and 2000, as indicated in our report dated May 17, 2001; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended April 30, 2001 is incorporated by reference in Registration Statement No. 33-16059, No. 33-12755, No. 33-55614, No. 33-80504, No. 333-00327 and No. 333-44180 on Forms S-8 of
Sharper Image Corporation.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration
Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

Yours truly,


/s/ Deloitte & Touche LLP
San Francisco, CA