Form 10-Q
period 2001-07-31
SHARPER IMAGE CORP
filed 2001-09-14
CIK 811696

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2001 or

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

    Common Stock, $0.01 par value 11,896,091 shares as of September 11, 2001

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SHARPER IMAGE CORPORATION
CONDENSED BALANCE SHEETS

                                                                                     July 31,          January 31,        July 31,
                                                                                       2001               2001              2000
Dollars in thousands, except per share amounts                                      (Unaudited)         (Note A)         (Unaudited)
                                                                                    -----------         --------         -----------
ASSETS
CURRENT ASSETS:
   Cash and equivalents                                                               $  9,807          $ 52,019          $ 36,149
   Accounts receivable, net of allowance for doubtful
    accounts of $ 665, $ 730 and $ 665                                                   8,822             9,722             6,538
   Merchandise inventories                                                              59,532            61,959            52,933
   Deferred catalog costs                                                                4,002             3,943             4,186
   Prepaid expenses and other                                                           12,003             9,992             6,218
                                                                                      --------          --------          --------
TOTAL CURRENT ASSETS                                                                    94,166           137,635           106,024
Property and equipment, net                                                             40,102            36,474            28,347
Deferred taxes and other assets                                                          6,410             4,727             4,957
                                                                                      --------          --------          --------
TOTAL ASSETS                                                                          $140,678          $178,836          $139,328
                                                                                      ========          ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                              $ 33,596          $ 55,015          $ 44,089
   Deferred revenue                                                                     13,390            12,440            10,067
   Income taxes payable                                                                    243            10,711               488
   Current portion of notes payable                                                        167               160               153
                                                                                      --------          --------          --------
TOTAL CURRENT LIABILITIES                                                               47,396            78,326            54,797

Notes payable                                                                            2,121             2,206             2,288
Other liabilities                                                                        4,769             4,742             3,704
                                                                                      --------          --------          --------
TOTAL LIABILITIES                                                                       54,286            85,274            60,789
                                                                                      --------          --------          --------

COMMITMENTS AND CONTINGENCIES                                                             --                --                --

STOCKHOLDERS' EQUITY:
 Preferred stock, $0.01 par value:
  Authorized 3,000,000 shares: Issued and outstanding, none                               --                --                --
 Common stock, $0.01 par value:
  Authorized 25,000,000 shares: Issued and outstanding,
  11,892,839, 11,961,911 and 12,042,727 shares                                             119               120               120
 Additional paid-in capital                                                             41,978            42,697            43,834
 Retained earnings                                                                      44,295            50,745            34,585
                                                                                      --------          --------          --------
TOTAL STOCKHOLDERS' EQUITY                                                              86,392            93,562            78,539
                                                                                      --------          --------          --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $140,678          $178,836          $139,328
                                                                                      ========          ========          ========

                                            See notes to condensed financial statements.

SHARPER IMAGE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)


                                                                 Three Months Ended                       Six Months Ended
Dollars in thousands, except per share amounts                         July 31,                                July 31,
                                                           --------------------------------        --------------------------------
                                                               2001                2000                2001                2000
                                                           ------------        ------------        ------------        ------------
REVENUES:
   Sales                                                   $     89,938        $     88,964        $    165,747        $    155,645
   Less: returns and allowances                                   9,703               9,454              18,038              17,369
                                                           ------------        ------------        ------------        ------------
  NET SALES                                                      80,235              79,510             147,709             138,276
   Other revenue                                                  2,562               2,953               4,847               5,049
                                                           ------------        ------------        ------------        ------------
                                                                 82,797              82,463             152,556             143,325
                                                           ------------        ------------        ------------        ------------

COSTS AND EXPENSES:
   Cost of products                                              39,634              41,457              72,865              72,664
   Buying and occupancy                                           9,089               7,249              17,660              14,169
   Advertising                                                   17,580              12,556              30,447              19,898
   General, selling, and administrative                          22,705              19,617              42,794              35,498
                                                           ------------        ------------        ------------        ------------
                                                                 89,008              80,879             163,766             142,229
                                                           ------------        ------------        ------------        ------------

OPERATING INCOME (LOSS)                                          (6,211)              1,584             (11,210)              1,096
                                                           ------------        ------------        ------------        ------------

OTHER INCOME (EXPENSE):
   Interest income - net                                             58                 592                 420               1,250
   Other - net                                                       (4)               (203)                 40                (198)
                                                           ------------        ------------        ------------        ------------
                                                                     54                 389                 460               1,052
                                                           ------------        ------------        ------------        ------------

INCOME (LOSS) BEFORE INCOME TAX
   EXPENSE (BENEFIT)                                             (6,157)              1,973             (10,750)              2,148

Income Tax Expense (Benefit)                                     (2,463)                789              (4,300)                859
                                                           ------------        ------------        ------------        ------------

NET INCOME (LOSS)                                          $     (3,694)       $      1,184        $     (6,450)       $      1,289
                                                           ============        ============        ============        ============

NET INCOME (LOSS) PER SHARE

- BASIC                                                    $      (0.31)       $       0.10        $      (0.54)       $       0.11
                                                           ============        ============        ============        ============
- DILUTED                                                  $      (0.31)       $       0.09        $      (0.54)       $       0.10
                                                           ============        ============        ============        ============

Weighted Average Number of Shares -
         Basic                                               11,887,000          12,035,000          11,897,000          12,030,000
         Diluted                                             11,887,000          13,055,000          11,897,000          12,928,000

See notes to condensed financial statements.

SHARPER IMAGE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)                                                                                                 Six Months Ended
                                                                                                                 July 31,
                                                                                                      -----------------------------
Dollars in thousands                                                                                    2001                 2000
                                                                                                      --------             --------
CASH USED FOR OPERATING ACTIVITIES:
   Net Income (Loss)                                                                                  $ (6,450)            $  1,289
   Adjustments to reconcile net income (loss) to net cash
   used for operations:
     Depreciation and amortization                                                                       4,862                3,404
     Deferred rent expense                                                                                 127                   87
     Loss on disposal of equipment                                                                          12                  211
Changes in operating assets and liabilities:
     Merchandise inventories                                                                             2,427              (13,281)
     Accounts receivable                                                                                   900                1,344
     Deferred catalog costs, prepaid expenses and other assets                                          (3,753)                (194)
     Accounts payable and accrued expenses                                                             (21,419)               1,115
     Deferred revenue, income taxes payable and other liabilities                                       (9,618)              (5,337)
                                                                                                      --------             --------
CASH USED FOR OPERATING ACTIVITIES                                                                     (32,912)             (11,362)
                                                                                                      --------             --------

CASH USED FOR INVESTING ACTIVITIES:
   Property and equipment expenditures                                                                  (8,502)              (8,001)
                                                                                                      --------             --------
CASH USED FOR INVESTING ACTIVITIES                                                                      (8,502)              (8,001)
                                                                                                      --------             --------

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, including warrants
     and stock options exercised                                                                           267                  127
   Repurchase of common stock                                                                             (987)                --
   Principal payments on notes payable                                                                     (78)                 (72)
                                                                                                      --------             --------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                                          (798)                  55
                                                                                                      --------             --------

NET DECREASE IN CASH AND EQUIVALENTS                                                                   (42,212)             (19,308)
                                                                                                      --------             --------
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                                             52,019               55,457
                                                                                                      --------             --------

CASH AND EQUIVALENTS AT END OF PERIOD                                                                 $  9,807             $ 36,149
                                                                                                      ========             ========
SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:
   Interest                                                                                           $    133             $    135
   Income Taxes                                                                                       $  7,979             $  7,193

                                            See notes to condensed financial statements.

                            SHARPER IMAGE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

         Three-month and six-month periods ended July 31, 2001 and 2000

                                   (Unaudited)

NOTE A-Financial Statements

The condensed balance sheets at July 31, 2001 and 2000, and the related condensed statements of operations for the three-month and six-month periods, and condensed statements of cash flows for the six-month period then ended have been prepared by the Sharper Image Corporation ("the Company"), without audit. In the opinion of management, the condensed financial statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows at July 31, 2001 and 2000, and for all periods then ended. The balance sheet at January 31, 2001, presented herein, has been derived from the audited balance sheet of the Company.

Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these interim financial statements. Accordingly, these interim condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2000 Annual Report for the year ended January 31, 2001.

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

NOTE B-Revolving Loan and Notes Payable

The Company has a revolving secured credit facility with The CIT Group/Business Credit, Inc. (CIT) with an expiration date of September 2004. This credit facility has been amended on several occasions and as of July 31, 2001 allows the Company borrowings and letters of credit up to a maximum of $32 million for the period from October 1, 2001 through December 31, 2001, and $20 million for other times of the year based on inventory levels. The credit facility is secured by the Company's inventory, accounts receivable, general intangibles and certain other assets. Borrowings under this facility bear interest at either the prime rate per annum or at LIBOR plus 1.50% per annum, determined by financial performance. The credit facility contains certain financial covenants pertaining to interest coverage ratio and net worth and contains limitations on operating leases, other borrowings, dividend payments and stock repurchases. The credit facility allows seasonal borrowings of up to $32 million for the period from October 1, 2001 through December 31, 2001, increasing by $1 million for the period October 1 through December 31, 2002 and remaining at $33 million for this period until expiration in

2004. At July 31, 2001, the Company had no amounts outstanding on its revolving credit facility. As of July 31, 2001, letter of credit commitments outstanding under the credit facility were $6.1 million.

In addition, the credit facility provides for term loans for capital expenditures ("Term Loans") up to an aggregate of $2.5 million. Amounts borrowed under the Term Loans bear interest at a variable rate of either prime plus 0.50% per annum or at LIBOR plus 2.50% per annum determined by financial performance. Each Term Loan is to be repaid in 36 equal monthly principal installments. As of July 31, 2001, there were no borrowings on this facility.

NOTE C-Earnings (Loss) Per Share

Basic earnings per share is computed as net income available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares to be issued through stock options.

                                                                    Three Months Ended                      Six Months Ended
                                                                          July 31,                              July 31,
                                                             --------------------------------       --------------------------------
                                                                 2001                2000               2001                2000
                                                             ------------        ------------       ------------        ------------
Net income (loss)                                            $ (3,694,000)       $  1,184,000       $ (6,450,000)       $  1,289,000
Average shares of common stock
     outstanding during the period                             11,887,000          12,035,000         11,897,000          12,030,000
                                                             ============        ============       ============        ============

Basic Earnings (Loss) per Share                              $      (0.31)       $       0.10       $      (0.54)       $       0.11
                                                             ============        ============       ============        ============

Average shares of common stock
     outstanding during the period                             11,887,000          12,035,000         11,897,000          12,030,000
     Add:
     Incremental shares from assumed
     Exercise of stock options                                       --             1,020,000               --               899,000
                                                             ------------        ------------       ------------        ------------
                                                               11,887,000          13,055,000         11,897,000          12,929,000
                                                             ============        ============       ============        ============
Diluted Earnings (Loss) per Share                            $      (0.31)       $       0.09       $      (0.54)       $       0.10
                                                             ============        ============       ============        ============


The potential dilutive effects of stock options were excluded from the diluted earnings per share for the three and six-month periods ended July 31, 2001 because their inclusion in net loss periods would be anti-dilutive to the earnings per share calculation. Options to purchase 2,512,317 shares of common stock were outstanding as of July 31, 2001. Options for which the exercise price was greater than the average market price of common stock for the three and six-months ended July 31, 2000 were not included in the computation of diluted earnings per share. The number of such options for which the exercise price was greater than the average market price of $13.61 was 12,500.

NOTE D - New Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No.142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company will adopt SFAS No. 142 for its fiscal year beginning February 1, 2002. The adoption of these Standards is not expected to have a material impact on the financial position or results of operations of the Company.

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

Financial information for the Company's business segments is as follows:

                                                                Three Months Ended                         Six Months Ended
                                                                      July 31,                                  July 31,
                                                           ------------------------------            ------------------------------
                                                              2001                2000                 2001                 2000
                                                           ---------            ---------            ---------            ---------
Dollars in thousands
REVENUES:
     Stores                                                $  48,493            $  53,317            $  88,305            $  91,507
     Catalog                                                  19,090               14,487               35,892               25,597
     Internet                                                  9,904               10,634               19,612               19,040
     Other                                                     5,310                4,025                8,747                7,181
                                                           ---------            ---------            ---------            ---------
TOTAL REVENUES                                             $  82,797            $  82,463            $ 152,556            $ 143,325
                                                           ---------            ---------            ---------            ---------

OPERATING CONTRIBUTIONS:
     Stores                                                $     899            $   6,962            $   2,726            $  10,432
     Catalog                                                     981                1,513                2,171                3,011
     Internet                                                    743                  554                  990                  951
     Unallocated                                              (8,780)              (7,056)             (16,637)             (12,246)
                                                           ---------            ---------            ---------            ---------
INCOME (LOSS) BEFORE
   INCOME TAX BENEFIT                                      $  (6,157)           $   1,973            $ (10,750)           $   2,148
                                                           ---------            ---------            ---------            ---------

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The condensed balance sheets of the Company as of July 31, 2001 and 2000, and the related condensed statements of operations for the three-month and six-month periods, and statement of condensed cash flows for the six-month periods then ended have been reviewed by the Company's independent accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements is presented herein.

INDEPENDENT ACCOUNTANTS' REPORT

Sharper Image Corporation
San Francisco, California

We have reviewed the accompanying condensed balance sheets of Sharper Image Corporation as of July 31, 2001 and 2000, and the related condensed statements of operations for the three-month and six-month periods, and condensed statements of cash flows for the six-month periods then ended. These financial statements are the responsibility of the Company's management.

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

/s/ Deloitte & Touche LLP
-------------------------
San Francisco, CA

August 16, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's report on Form 10-K as filed with the Securities and Exchange Commission. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include statements regarding the Company and its business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Form 10-Q. Additionally, statements concerning future matters such as the development of new products or enhancements, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements. All forward-looking statements in this Form 10-Q are based upon information available to the Company as of the date hereof, and the Company assumes no obligation to revise or update any such forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Form 10-Q. Actual results could differ materially from our current expectations. Factors that could cause or contribute to such differences include, but are not limited to those set forth under "Factors Affecting Future Operating Results" below in this Quarterly Report, and elsewhere in this Quarterly Report and other Sharper Image filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The following table is derived from the Company's Statements of Operations and shows the results of operations for the periods indicated as a percentage of total revenues.

                                                   Three Months Ended                Six Months Ended
                                                        July 31,                         July 31,
                                                -----------------------            --------------------
                                                 2001              2000             2001          2000
                                                -----             -----            -----          -----
Revenues:
     Net store sales                             58.5%             64.7%            57.9%          63.8%
     Net catalog sales                           23.1              17.6             23.5           17.9
     Net Internet sales                          12.0              12.9             12.9           13.3
     Net wholesale sales                          3.3               1.3              2.6            1.5
List rental and licensing                         0.3               0.4              0.3            0.5
Delivery*                                         2.8               3.1              2.8            3.0
                                                -----             -----            -----          -----
Total Revenues                                  100.0%            100.0%           100.0%         100.0%

Costs and Expenses:
     Cost of products*                           47.9              50.3             47.8           50.7
     Buying and occupancy                        11.0               8.8             11.5            9.9
     Advertising                                 21.2              15.2             20.0           13.9
     General, selling
      and administrative*                        27.4              23.8             28.0           24.7
Other Income                                     (0.1)             (0.5)            (0.3)          (0.7)
                                                -----             -----            -----          -----

Income (Loss) Before Income Tax

     Expense (Benefit)                           (7.4)              2.4             (7.0)           1.5

Income Tax Expense (Benefit)                     (2.9)              1.0             (2.8)           0.6
                                                -----             -----            -----          -----

Net Income (Loss)                                (4.5)%             1.4%            (4.2)%          0.9%
                                                =====             =====            =====          =====


* Delivery income and expense have been reclassified for the three and six months ended July 31, 2000 in order to conform with the current year presentation.

The following table sets forth the components of total revenues for the periods indicated:

                                                                  Three Months Ended                          Six Months Ended
                                                                       July 31,                                   July 31,
                                                             -----------------------------             -----------------------------
                                                               2001                 2000                 2001                 2000
                                                             --------             --------             --------             --------
Revenues (dollars in thousands)
Net store sales                                              $ 48,493             $ 53,317             $ 88,305             $ 91,507
Net catalog sales                                              19,090               14,487               35,892               25,597
Net Internet sales                                              9,904               10,634               19,612               19,040
Net wholesale sales                                             2,748                1,072                3,900                2,132
                                                             --------             --------             --------             --------
     Total Net Sales                                           80,235               79,510              147,709              138,276

List rental                                                       220                  297                  425                  596
Licensing                                                          12                   63                   55                  123
Delivery                                                        2,330                2,593                4,367                4,330
                                                             --------             --------             --------             --------
     Total Revenues                                          $ 82,797             $ 82,463             $152,556             $143,325
                                                             ========             ========             ========             ========


Revenues

The Company's second quarter net sales increased $725,000, or 1.0%, from the comparable three-month period last year. Net sales for the six-month period ended July 31, 2001 increased $9,433,000 or 6.8%, from the comparable period last year. Returns and allowance for the three-month and six-month periods ended July 31, 2001 were 10.8% and 10.9% as compared with 10.6% and 11.2% of sales for the comparable prior year periods. The increase in Company net sales for the three and six-month period ended July 31, 2001 compared to the same periods last year was primarily attributable to the increase in net sales from catalog sales generated from television infomercial of $4,603,000 and $10,295,000, respectively, offset by the decrease in net sales from Sharper Image stores of $4,824,000 and $3,202,000, respectively. Net sales from Internet operations decreased $730,000 for the three-month periods, and increased $572,000 for the six-month periods.

The net sales improvement was driven by continued popularity of Sharper Image Design proprietary and private label products during the second quarter as compared to the same prior year period, partially offset by the soft consumer spending in 2001 and effects of last year's extraordinary sales volume related to the Razor Rollerboard Scooters. Management believes that the continuing development and introduction of these new and popular products is important to the Company's future success. Sharper Image Design proprietary and private label products increased from 64.7% of net sales in the first six months of fiscal
2000 to 69.0% for the comparable six-month period ended July 31, 2001. Management believes the increased investment in its advertising initiatives in fiscal 2000 and the first two quarters of 2001 was another key contributing factor to the higher revenues. Management also believes that these initiatives are broadening the Company's customer base, which is an important factor in our future revenue growth. Although there can be no assurances of the continued success of these and future advertising initiatives. Management believes that net sales in all selling channels benefited from the significant increase in television infomercial advertising highlighting selected Sharper Image Design proprietary products.

For the three-month and six-month periods ended July 31, 2001, as compared with the same periods last year, net store sales decreased $4,824,000, or 9.0%, and $3,202,000, or 3.5%, and comparable store sales decreased by 14.5% and 8.9%, respectively. The total store sales increase had been 33.8% and 32.5% for the three and six-month period in 2000 over 1999. The decrease in net store sales for the three-month period ended July 31, 2001 reflects a 10.6% decrease in total store transactions, with a 0.3% decrease in average revenue per transaction, compared with the same prior year period. Total store transactions decreased 7.4% for the six-months ended July 31, 2001, with a 1.6% increase in average revenue per transaction, compared with the same prior year period. The decrease in net store sales is primarily due to the decrease in the extraordinary sales volume experienced in fiscal 2000 relating to the Razor Rollerboard Scooters, partially offset by the eleven new and four temporary stores opened since July 31, 2000. Management believes the decrease was also reduced as a result of the increased television infomercial advertising. Comparable store sales, excluding scooter sales increased 8.3% and 5.9%, respectively, for the three and six-month periods ended July 31, 2001. Comparable store sales increases had been 32.8% and 31.4% for the three and six-month period in 2000 over 1999.

For the three and six-month periods ended July 31, 2001, as compared with the same period of the prior year, net catalog sales increased $4,603,000 or 31.8%, and $10,295,000 or 40.2%, respectively. For the three-month period ended July 31, 2001, the increase in net catalog sales represents a 7.8% increase in the number of transactions and a 22.2% increase in the average revenue per order. For the six-month period ended July 31, 2001, the increase in net catalog sales represents a 14.2% increase in the number of transactions and a 22.8% increase in the average revenue per order.

In addition to the continued popularity of Sharper Image Design proprietary and private label products, management believes the increase in Sharper Image catalog sales for the three and six-month periods ended July 31, 2001, as compared to the same periods last year, is partially attributable to a 19.1% and 22.2% increase in circulation, and a 24.8% and 28.0% increase in Sharper Image catalog pages circulated. Management is continually reviewing the pages and the number of catalogs circulated in its efforts to optimize the revenues from catalog advertising, and is currently planning to continue to increase circulation in fiscal 2001.

Also contributing to the increased catalog net sales in the second quarter of fiscal 2001 is, management believes, the increase in television infomercial revenues from increased advertising highlighting selected Sharper Image Design proprietary products. For the three and six-month periods, 28.3% and 34.5% of the catalog sales were generated from infomercial direct sales. The Company intends to continue its aggressive multimedia advertising programs to attract new customers, while achieving an appropriate return on advertising investment although there can be no assurance of the continued success of these advertising initiatives. The Company's goal is to achieve breakeven or near breakeven results on direct marketing advertising expenses.

For the three and six-month periods ended July 31, 2001, the Company's Internet sales from the sharperimage.com website, which includes the Sharper Image auction site, decreased $730,000, or 6.9% and increased $572,000 or 3.0%, respectively, from the same periods last year. The three-month decrease is attributable to a 29.1% decrease in Internet transactions partially offset by an increase of 31.4% in average revenue per transaction, as compared to the same period of the prior year. The six-month increase is attributable to a 35.0% increase in average revenue per transaction, partially offset by an 23.7% decrease in Internet transactions, as compared to the same period of the prior year. The decrease in transactions was primarily attributable to a reduction in auction transactions resulting from the Company's planned management of bid prices and quantities with the goal of improving gross margin from auctions. Excluding the auction results, Internet transactions increased 3.7% and 8.0%, respectively, and average revenue per transaction increased 13.8% and 14.8%, respectively, for the three and six-month periods ended July 31, 2001.

The Company continues to utilize the auction site to increase its Internet business, broaden its customer base and manage inventories, including closeouts, repackaged and refurbished items. Excluding auction site sales, Internet sales increased 18.0% and 24.0%, respectively, for the three and six-month periods ended July 31, 2001.

Cost of Products

Cost of products for the three-month and six-month periods ended July 31, 2001 decreased $1,823,000, or 4.4%, and increased $201,000, or 0.3%, from the comparable prior year periods. The decrease in cost of products for the three-month period is due to the increase in sales of Sharper Image Design proprietary products and private label products, which generally carry higher margins. The increase in cost of products for the six-month period is due to the higher sales volume, partially offset by the sales of Sharper Image Design proprietary products and private label products which generally carry higher margins. The gross margin rate for the three and six-month periods ended July 31, 2001 was 52.0% and 52.1%, respectively, which was 2.5 and 3.1 percentage points better than the comparable prior year periods. Sharper Image Design proprietary products and private label products percentage of sales, exclusive of wholesale, increased to 69.0% from 64.7% in first six months of fiscal 2001 compared to the same period of fiscal 2000.

The Company's gross margin rate fluctuates with the changes in its merchandise mix, which is affected by new items available in various categories. The variation in merchandise mix from category to category from year to year reflects the characteristic that the Company is driven by individual products, as opposed to general lines of merchandise. Additionally, the Company's auction site and other promotional activities will, in part, tend to offset the rate of increase in our gross margin performance. It is impossible to predict future gross margin rates, although the Company's goal is to continue to increase sales of Sharper Image Design proprietary products and other exclusive private label products, as these products generally carry higher margins than branded products and may be less susceptible to price comparisons by customers. The popularity of the Sharper Image proprietary and private label products contributed to the 3.1 percentage point increase in the gross margin rate for fiscal 2001, and management believes these products will continue to have a positive impact on the Company's gross margin rate.

Buying and Occupancy

Buying and occupancy costs for the three-month and six-month periods ended July 31, 2001 increased $1,840,000, or 25.4%, and $3,491,000, or 24.6% from the comparable prior year periods. The increase primarily reflects the occupancy costs associated with the eleven new stores and four temporary stores opened since July 31, 2000, rent increases associated with lease renewals, and increases in utility costs incurred, partially offset by the elimination of the occupancy costs of the two Sharper Image stores closed at their lease maturity since July 31, 2000. The increase also reflects higher rent expense related to Corporate office space beginning in fiscal 2001.

Advertising

Advertising for the three-month and six-month periods ended July 31, 2001 increased $5,024,000, or 40.0%, and $10,549,000, or 53.0% from the comparable prior year periods. The increase in advertising was partially attributable to a 22.2% increase in number of Sharper Image catalogs mailed and to the

28.0% increase in catalog pages circulated, as well as increases in television infomercial advertising of 181.1% and 217.9% for the three and six-month period. Additionally, the Company expanded its multimedia advertising initiatives, which management believes contributes to increased sales in the stores, catalog and Internet channels. Although there is no assurance of the continued success of these advertising initiatives, these advertising campaigns include radio advertising, solo product mailer and television infomercials, among others.

During the six months ended July 31, 2001, the Company increased its television media spending on infomercials highlighting selected Sharper Image Design products. The broad appeal of our Sharper Image Design products in conjunction with the higher gross margin rates allow the Company to achieve its goal of breakeven or near breakeven results on this type of advertising expenditure. Management believes that the expansion of its multimedia advertising initiatives of direct marketing, television and radio contributed to the sales increases for the first six months of fiscal 2001 and will continue be an important factor in future revenue growth. As a result, catalog circulation, catalog pages, and other marketing activities, such as television infomercials, are expected to continue in fiscal 2001 at higher levels than fiscal 2000. The difficult retail and general economic environment experienced during the first half of 2001 translated into less productive advertising expenditures. However, the Company strives to achieve at or near breakeven investments on incremental advertising expenditures. Advertising, excluding infomercial expenses, was 14.6% and 12.7% of total revenues for the three and six-month period ended July 31, 2001.

While the Sharper Image catalog serves as the primary source of advertising for its retail stores, mail order and Internet businesses, the Company continually reevaluates its advertising strategies and catalog circulation plans to maximize the overall effectiveness of its advertising programs.

General, Selling and Administrative Expenses

General, selling and administrative (GS&A) expenses for the three-month and six-month periods ended July 31, 2001 increased $3,088,000, or 15.7%, and $7,296,000, or 20.6% from the comparable prior year periods. The Company's continued development in proprietary products and Internet operations have increased GS&A expenses for expanding and improving the operational infrastructure, as well as attracting and retaining key employees. The increase in GS&A expenses was also partially attributable to increases in overall selling expenses related to the opening of eleven new stores and four temporary stores since July 31, 2000, partially offset by the reduced selling expenses of two stores closed at lease maturity since July 31, 2000.

Management continually reviews the Company's general and administrative expenses and infrastructure costs to achieve possible cost savings in line with revenue levels.

Other Income - net

Other income, net, for the three and six-month periods ended July 31, 2001, decreased $335,000 and $592,000 from the comparable prior year periods, primarily due to the decrease in interest income earned on lower investment balances and to the reduction in interest rates earned on invested balances.

Liquidity and Capital Resources

The Company met its short-term liquidity needs and its capital requirements in the six-month period ended July 31, 2001 with cash generated by operations, trade credit and existing cash balances.

The Company has a revolving secured credit facility with The CIT Group/Business Credit, Inc. (CIT) with an expiration date of September 2004. This credit facility has been amended on several occasions and as of July 31, 2001, the agreement allows the Company borrowings and letters of credit up to a maximum of $32 million for the period from October 1, 2001 through December 31, 2001, and $20 million for other times of the year based on inventory levels. The credit facility is secured by the Company's inventory, accounts receivable, general intangibles and certain other assets. Borrowings under this facility bear interest at either the prime rate per annum or at LIBOR plus 1.50% per annum, determined by financial performance. The credit facility contains certain financial covenants pertaining to interest coverage ratio and net worth and contains limitations on operating leases, other borrowings, dividend payments and stock repurchases. The credit facility allows seasonal borrowings of up to $32 million for the period from October 1, 2001 through December 31, 2001, increasing by $1 million for the period October 1 through December 31, 2002 and remaining at $33 million for this period until expiration in 2004. At July 31, 2001, the Company had no amounts outstanding on its revolving credit facility. As of July 31, 2001, letter of credit commitments outstanding under the credit facility were $6.1 million.

In addition, the credit facility provides for term loans for capital expenditures ("Term Loans") up to an aggregate of $2.5 million. Amounts borrowed under the Term Loans bear interest at a variable rate of either prime plus 0.50% per annum or at LIBOR plus 2.50% per annum determined by financial performance. Each Term Loan is to be repaid in 36 equal monthly principal installments. As of July 31, 2001, there were no borrowings on this facility.

During the six-month period ended July 31, 2001, the Company opened four new stores located at Trolley Square in Salt Lake City, Utah, Walt Whitman Mall in Huntington Station, New York, Hillsdale Shopping Center in San Mateo, California, Lakeside Shopping Center in Metairie, Louisiana and four temporary stores located at the Prudential Center in Boston, Massachusetts, Garden State Plaza in Paramus, New Jersey, Willowbrook Mall in Houston, Texas, and Baybrook Mall in Friendswood, Texas. The Company closed two stores at their lease maturity. For the remainder of fiscal 2001, the Company plans to open approximately ten new stores and remodel approximately five stores at lease maturity. The Company also plans to update and refine its Web site
sharperimage.com and to continue to expand its presence internationally with websites serving the Pan-Pacific region. Total capital expenditures for the first two quarters of fiscal 2001 were $8.5 million and the Company estimates total expenditures to be approximately $18 million to $20 million for fiscal 2001.

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

FACTORS AFFECTING FUTURE OPERATING RESULTS

The following factors, in addition to the other information contained in this report, should be considered carefully in evaluating the Company and our prospects. This report (including without limitation the following Factors Affecting Future Operating Results) contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) regarding the Company and our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development of new products, store expansions, possible changes in economic conditions and other statements regarding matters that are not historical are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors we currently know about. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, but are not limited to, those discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of the report.

POOR ECONOMIC CONDITIONS MAY HURT OUR BUSINESS

Certain economic conditions that affect the level of consumer spending on our products include the following:

o        general business conditions;
o        interest rates;
o        taxation;
o        stock market volatility;
o        consumer confidence in future economic conditions;  and
o        natural catastrophes.

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

         Other retailers are currently offering versions of the Razor Rollerboard scooter and other scooters. We cannot predict with certainty as to the level of future sales of the Razor Rollerboard scooter. We also cannot predict whether we will introduce another product that will be as successful as the Razor Rollerboard scooter or our other top selling products. During 2001, we have not been able to maintain the level of Razor Rollerboard scooter sales experienced in fiscal 2000. We cannot be assured that we will be able to maintain our current levels of sales in future periods.

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

OUR VITAL COMPUTER AND COMMUNICATIONS HARDWARE AND SOFTWARE SYSTEMS ARE VULNERABLE TO DAMAGE AND INTERRUPTION WHICH COULD HARM OUR INTERNET BUSINESS

         Our success, in particular our ability to successfully receive and fulfill Internet orders and provide high-quality customer service, largely depends upon the efficient and uninterrupted operation of our computer and communications hardware and software systems. We use internally managed systems for our Web site and some aspects of transaction processing, including customer information and order verifications. Our systems and operations are vulnerable to damage or interruption from: earthquake, fire, flood and other natural disasters, power loss, computer systems failures, Internet and telecommunications or data network failure, operator negligence, improper operation by or supervision of employees, physical and electronic loss of data or security breaches, misappropriation and similar events, fluctuations and failures in the business of Internet service providers,and computer viruses.

         In addition, we maintain our servers at the site of a third party located in Santa Clara, California. We cannot control the maintenance and operation of this site, which is also susceptible to similar disasters and problems. We also cannot control the business or operations of Internet service providers which are susceptible to failure as a result of industry-wide business fluctuations. This includes the risk of service interruption due to the financial status of the third party provider. At this time, we do not anticipate any change in service level, although contingency plans are in place. Because our strategies depend in part on maintaining our reputation for superior levels of customer service, any system failure that causes an interruption in our service or a decrease in responsiveness could harm our relationships with our customers and result in reduced revenues.

WE ARE SUBJECT TO INCREASED ENERGY AND POWER COSTS ASSOCIATED WITH OUR HEADQUARTERS AND RETAIL STORE LOCATIONS BASED IN CALIFORNIA

         We maintain our corporate headquarters, internet hosting and retail store locations in California, which have been subject to rolling-blackouts due to the decreased availability of natural gas and energy. This may have an adverse effect on utility costs for the Company and the retail store locations operated inside of California.

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

         As we continue to expand, we have started to and may continue to become concentrated in limited geographic areas. This could increase our exposure to customer demand, weather, competition, distribution problems, and poor economic conditions in these regions. In addition, our catalog sales, Internet sales, or existing store sales in a specific region may decrease as a result of new store openings.

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

WE ARE DEPENDENT ON THE SUCCESS OF OUR ADVERTISING AND MARKETING EFFORTS

         Our revenues depend in part on our ability to effectively market and advertise our products through The Sharper Image catalog and other advertising vehicles. Increases in advertising, paper costs or postage may limit our ability to advertise without reducing our profitability. If we decrease our advertising efforts due to increased advertising costs, restrictions placed by regulatory agencies, or for any other reason, our future operating results may be materially adversely affected. We are also testing other advertising media, such as television infomercials, radio, and single product mailings, and significantly increased our advertising expenditures in fiscal 2001. While we believe that increased expenditures on these and other media have resulted in increasing revenues in the first half of fiscal 2001, we cannot assure you that this trend will continue in the future. We expect to continue to spend at increased levels in the future, but may not continue to produce a sufficient level of sales to cover such expenditures, which would reduce our profitability.

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

OUR CATALOG COSTS ARE UNPREDICTABLE

         Historically, a significant portion of our revenues have been generated from purchases made by customers driven by The Sharper Image catalog. Increases in the costs of producing and distributing the catalog may reduce the profitability of our catalog, store and Internet sales. Specifically, we may experience increases in postage, paper or shipping costs due to factors beyond our control. As a result, our future results may be adversely affected.

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

         Additionally, our relationships with our vendors are also subject to the risks of relying on products manufactured outside the United States, including political unrest and trade restrictions, work stoppages, economic uncertainties including inflation, foreign government regulation and currency fluctuations. Because the majority of our products were manufactured in various countries in Asia, primarily China, any significant disruption in any of these countries could impair our ability to obtain sufficient quantities of products in a timely manner.

WE FACE CERTAIN RISKS RELATING TO CUSTOMER SERVICE

         Our ability to provide customer service depends, to a large degree, on the efficient and uninterrupted operation of our call centers, our contracting services with third party call centers and our sharperimage.com Web site. Any material disruption or slowdown in our order processing systems resulting from labor disputes, telephone or Internet down times, electrical and service outages, mechanical problems, human error or accidents, fire, earthquakes, natural disasters, or comparable events could cause delays in our ability to receive orders by telephone or over the Internet and distribute orders, and may cause orders to be lost or to be shipped or delivered late. As a result, customers may be unable to place orders, cancel orders or refuse to receive goods on account of late shipments, which would result in a reduction of net sales and could mean increased administrative and shipping costs. We cannot assure you that telephone call volumes will not exceed our present telephone system capacity. If this occurs, we could experience telephone answer delays and delays in placing orders. Because our strategies depend in part on maintaining our reputation for superior levels of customer service, any impairment of our customer service reputation could have an adverse effect on our business.

WE FACE RISKS ASSOCIATED WITH OUR DISTRIBUTION AND FULFILLMENT OPERATIONS

         We conduct the majority of our distribution operations and all of our catalog and Internet order processing fulfillment functions from our owned facility in Little Rock, Arkansas, a leased facility in Little Rock, Arkansas and a leased facility in Ontario, California. We also use contract fulfillment and warehouse facilities for additional seasonal requirements. Any disruption in the operations at any distribution center, particularly during the Holiday shopping season, could have a significant negative effect on our business.

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

         Our comparable store sales have fluctuated significantly in the past and we believe that such fluctuations may continue. Our historic comparable store net sales changes were as follows:

                                                                  Percentage
                         Fiscal Year                         Increase (Decrease)
                         -----------                         -------------------
                            1998                                     5.3
                            1999                                    12.3
                            2000                                    29.0
                            2001 (first six months)                 (8.9)

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

WE ARE CONTROLLED BY A SINGLE SHAREHOLDER

         As of September 11, 2001, Richard Thalheimer beneficially owned approximately 40% of all of the outstanding shares of the common stock of our company. As a result, Mr. Thalheimer will continue to exert substantial influence over the election of directors and over our corporate actions.

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

The interest payable on the Company's credit facility is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable debt had risen 0.67% (10% from the bank's reference rate) during the three or six month periods ending- July 31, 2001, the Company's results from operations and cash flows would not have been materially affected. In addition, the Company has fixed and variable income investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio.

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

                                     PART II

                                OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's 2001 Annual Meeting of Stockholders (the Annual Meeting) was held on June 4, 2001. The following matters were voted on by the stockholders:

                  1. Election of five Directors. Messrs. Richard J. Thalheimer, Alan Thalheimer, Gerald Napier, Morton David, and George James were elected to the Company's Board of Directors. The results of the voting were as follows: 10,595,425 votes in favor of Richard J. Thalheimer, with 681,879 votes withheld; 11,189,479 votes in favor of Alan Thalheimer, with 87,825 votes withheld; 11,240,958 votes in favor of Gerald Napier, with 36,346 votes withheld; 11,267,408 votes in favor of Morton David, with 9,896 votes withheld; and 11,267,283 votes in favor of George James, with 10,021 votes withheld.

                  2. Approval of the Company's 2001 Executive Bonus Plan, subject to certain adjustments and increases set forth in the plan. The result of the voting was as follows: 8,563,518 votes in favor, 111,639 against, 193,588 abstaining, and 2,408,559 broker non-votes.

                  3. Ratification of selection of Deloitte & Touche LLP as independent public accountants for the Company for the fiscal year ending January 31, 2002. The result of the vote was 11,253,546 in favor, 19,398 against, and 4,360 abstaining.

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

10.22 2000 Stock Incentive Plan. (Incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed May 9, 2000.)

10.23 Executive Bonus Plan. (Incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed May 4, 2001.)

10.24 Amendment to the Split-Dollar Agreement between the Company and Richard Thalheimer, its Chief Executive Officer dated July 12, 2001, effective as of March 28, 2001.

15.0     Letter Re: Unaudited Interim Financial Information.

(b)      Reports on Form 8-K

         The Company has not filed any reports on Form 8-K for the three months ended July 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       SHARPER IMAGE CORPORATION

Date: September 14, 2001               by:/s/ Tracy Y. Wan
                                          ------------------------------
                                                Tracy Y. Wan
                                                President
                                                Chief Operating Officer

                                       by:/s/ Jeffrey P. Forgan
                                          ------------------------------
                                                Jeffrey P. Forgan
                                                Senior Vice President
                                                Chief Financial Officer