Form 10-Q
period 2001-10-31
SHARPER IMAGE CORP
filed 2001-12-17
CIK 811696

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(MarkOne)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 2001 or

[X] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________________to


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

     Common Stock, $0.01 par value 11,912,858 shares as of December 11, 2001

PART I
FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

SHARPER IMAGE CORPORATION
CONDENSED BALANCE SHEETS
(Unaudited)                                                                October 31,         January 31,      October 31,
                                                                              2001                2001             2000
                                                                                                (Note A)
Dollars in thousands, except per share amounts                             ----------         ----------        -----------
ASSETS
Current Assets:
   Cash and equivalents                                                    $    1,509         $   52,019        $    17,124
   Accounts receivable, net of allowance for doubtful
    accounts of $734, $730 and $710                                            11,794              9,722             13,261
   Merchandise inventories                                                     81,216             61,959             74,950
   Deferred catalog costs                                                       7,117              3,943              7,691
   Prepaid expenses and other                                                  14,447              9,992              7,179
                                                                           ----------         ----------        -----------
Total Current Assets                                                          116,083            137,635            120,205
Property and equipment, net                                                    44,106             36,474             34,161
Deferred taxes and other assets                                                 6,341              4,727              4,957
                                                                           ----------         ----------        -----------
Total Assets                                                               $  166,530         $  178,836        $   159,323
                                                                           ==========         ==========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                                   $   54,872         $   55,015        $    57,868
   Short term seasonal borrowings                                               7,625                  -                  -
   Deferred revenue                                                            13,370             12,440             10,464
   Income taxes payable                                                             -             10,711              2,209
   Current portion of notes payable                                               170                160                156
                                                                           ----------         ----------        -----------
Total Current Liabilities                                                      76,037             78,326             70,697

Notes payable                                                                   2,077              2,206              2,248
Other liabilities                                                               5,804              4,742              4,650
                                                                           ----------         ----------        -----------
Total Liabilities                                                              83,918             85,274             77,595
                                                                           ----------         ----------        -----------

Commitments and contingencies                                                       -                  -                  -

Stockholders' Equity:
 Preferred stock, $0.01 par value:
  Authorized 3,000,000 shares: Issued and outstanding, none                         -                  -                  -
 Common stock, $0.01 par value:
  Authorized 25,000,000 shares: Issued and outstanding,
  11,897,857, 11,961,911 and 12,067,911 shares                                    119                120                121
 Additional paid-in capital                                                    42,013             42,697             43,917
 Retained earnings                                                             40,480             50,745             37,690
                                                                           ----------         ----------        -----------
Total Stockholders' Equity                                                     82,612             93,562             81,728
                                                                           ----------         ----------        -----------
Total Liabilities and Stockholders' Equity                                 $  166,530         $  178,836        $   159,323
                                                                           ==========         ==========        ===========


                                        See notes to condensed financial statements.

SHARPER IMAGE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)


                                                        Three Months Ended                  Nine Months Ended
Dollars in thousands, except per share amounts              October 31,                        October 31,
                                                            -----------                        -----------
                                                       2001            2000               2001              2000
                                                       ----            ----               ----              ----
REVENUES:
   Sales                                           $    84,495     $   108,784        $   250,241       $   264,429
   Less: returns and allowances                         10,146          11,408             28,184            28,777
                                                   -----------     -----------        -----------       -----------
  Net Sales                                             74,349          97,376            222,057           235,652
   Other revenue                                         2,655           3,709              7,503             8,758
                                                   -----------     -----------        -----------       -----------
                                                        77,004         101,085            229,560           244,410
                                                   -----------     -----------        -----------       -----------

COSTS AND EXPENSES:
   Cost of products                                     38,084          52,117            110,949           124,780
   Buying and occupancy                                  9,922           7,778             27,583            21,947
   Advertising                                          12,667          12,600             43,114            32,498
   General, selling, and administrative                 22,338          23,765             65,132            59,263
                                                   -----------     -----------        -----------       -----------
                                                        83,011          96,260            246,778           238,488
                                                   -----------     -----------        -----------       -----------

OPERATING INCOME (LOSS)                                 (6,007)          4,825            (17,218)            5,922
                                                   ------------    -----------        ------------      -----------

OTHER INCOME (EXPENSE):
   Interest income (expense) - net                         (70)            418                350             1,668
   Other - net                                            (281)            (68)              (241)             (266)
                                                   ------------    ------------       ------------      ------------
                                                          (351)            350                109             1,402
                                                   ------------    -----------        -----------       -----------

Income (Loss) Before Income Taxes                       (6,358)          5,175            (17,109)            7,324

Income Tax Expense (Benefit)                            (2,543)          2,070             (6,844)            2,930
                                                   ------------    -----------        ------------      -----------

Net Income (Loss)                                  $    (3,815)    $     3,105        $   (10,265)      $     4,394
                                                   ============    ===========        ============      ===========

Net Income (Loss) Per Share
  -    Basic                                       $     (0.32)    $      0.26        $     (0.86)      $      0.37
                                                   ============    ===========        ============      ===========
  -    Diluted                                     $     (0.32)    $      0.23        $     (0.86)      $      0.34
                                                   ============    ===========        ============      ===========

Weighted Average Number of Shares -
         Basic                                      11,897,000      12,060,000         11,897,000        12,040,000
         Diluted                                    11,897,000      13,340,000         11,897,000        13,068,000



                                        See notes to condensed financial statements.

SHARPER IMAGE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                 Nine Months Ended
                                                                                     October 31,
Dollars in thousands                                                           2001             2000
                                                                               ----             ----
Cash Used for Operating Activities:
   Net Income (Loss)                                                    $   (10,265)      $    4,394
   Adjustments to reconcile net income (loss) to net cash
   used for operations:
     Depreciation and amortization                                            7,580            5,501
     Deferred rent expense                                                      263             (136)
     Loss on disposal of equipment                                              412              288
Changes in operating assets and liabilities:
     Merchandise inventories                                                (19,257)         (35,298)
     Accounts receivable                                                     (2,072)          (5,379)
     Deferred catalog costs, prepaid expenses and other assets               (9,243)          (4,660)
     Accounts payable and accrued expenses                                     (143)          14,894
     Deferred revenue, income taxes payable and other liabilities            (8,982)          (2,050)
                                                                        ------------      -----------
Cash Used for Operating Activities                                          (41,707)         (22,446)
                                                                        ------------      -----------

Cash Used for Investing Activities:
   Property and equipment expenditures                                      (15,624)         (15,989)
                                                                        ------------      -----------
Cash Used for Investing Activities                                          (15,624)         (15,989)
                                                                        ------------      -----------

Cash Provided by Financing Activities:
Proceeds from short term seasonal borrowings                                  7,625                -
Proceeds from issuance of common stock, including warrants
     and stock options exercised                                                302              211
   Repurchase of common stock                                                  (987)               -
   Principal payments on notes payable                                         (119)            (109)
                                                                        ------------      -----------
Cash Provided by Financing Activities                                         6,821              102
                                                                        ------------      -----------

Net Decrease in Cash and Equivalents                                        (50,510)         (38,333)
                                                                        ------------      -----------
Cash and Equivalents at Beginning of Period                                  52,019           55,457
                                                                        ------------      -----------

Cash and Equivalents at End of Period                                   $     1,509       $   17,124
                                                                        ============      ===========


Supplemental Disclosure of Cash Paid for:
   Interest                                                             $       201       $      214
   Income Taxes                                                         $     7,991       $    7,750


                                        See notes to condensed financial statements.

                            SHARPER IMAGE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

       Three-month and nine-month periods ended October 31, 2001 and 2000

                                   (Unaudited)
NOTE A- Financial Statements

The condensed balance sheets at October 31, 2001 and 2000, and the related condensed statements of operations for the three-month and nine-month periods, and condensed statements of cash flows for the nine-month period then ended have been prepared by the Sharper Image Corporation ("the Company"), without audit. In the opinion of management, the condensed financial statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows at October 31, 2001 and 2000, and for all periods then ended. The balance sheet at January 31, 2001, presented herein, has been derived from the audited balance sheet of the Company.

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

NOTE B- Revolving Loan

The Company has a revolving secured credit facility with Tyco Capital (formerly The CIT Group/Business Credit, Inc. (CIT)) with an expiration date of September 2004. This credit facility has been amended on several occasions and as of October 31, 2001 allows the Company borrowings and letters of credit up to a maximum of $32 million for the period from October 1, 2001 through December 31, 2001, and $20 million for other times of the year based on inventory levels. The credit facility is secured by the Company's inventory, accounts receivable, general intangibles and certain other assets. Borrowings under this facility bear interest at either the prime rate plus a margin or at LIBOR plus a margin based on the Company's financial performance. The credit facility contains certain financial covenants pertaining to interest coverage ratio and net worth and contains limitations on operating leases, other borrowings, dividend payments and stock repurchases. The credit facility allows seasonal borrowings of up to $32 million for the period from October 1, 2001 through December 31, 2001, increasing by $1 million for the period October 1 through December 31, 2002 and remaining at $33 million for this period until expiration in 2004. At October 31, 2001, the Company had $7.6 million outstanding on its revolving credit facility, which was repaid as of December 10, 2001. As of October 31, 2001, letter of credit commitments outstanding under the credit facility were $7.1 million.

In addition, the credit facility provides for term loans for capital expenditures ("Term Loans") up to an aggregate of $2.5 million. Amounts borrowed under the Term Loans bear interest at a variable rate of either prime rate plus a margin or at LIBOR plus a margin based on the Company's financial performance. Each Term Loan is to be repaid in 36 equal monthly principal installments. As of October 31, 2001, there were no borrowings on this facility.

NOTE C - Earnings (Loss) Per Share

Basic earnings per share is computed as net income available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares to be issued through stock options.


                                              Three Months Ended                  Nine Months Ended
                                                  October 31,                         October 31,
                                             2001             2000              2001            2000
                                             ----             ----              ----            ----
Net income (loss)                      $    (3,815,000)   $  3,105,000      $(10,265,000)   $  4,394,000
Average shares of common stock
     outstanding during the period          11,897,000      12,060,000        11,897,000      12,040,000
                                       ===============    ============      ============    ============
Basic Earnings (Loss) per Share        $         (0.32)   $       0.26      $      (0.86)   $       0.37
                                       ===============    ============      ============    ============

Average shares of common stock
     outstanding during the period          11,897,000      12,060,000        11,897,000      12,040,000
     Add:
     Incremental shares from assumed
     Exercise of stock options                      --       1,280,000                --       1,028,000
                                       ---------------    ------------      ------------    ------------
                                            11,897,000      13,340,000        11,897,000      13,068,000
                                       ===============    ============      ============    ============
Diluted Earnings (Loss) per Share      $         (0.32)   $       0.23      $      (0.86)   $       0.34
                                       ===============    ============      ============    ============


The potential dilutive effects of stock options were excluded from the diluted earnings per share for the three and nine-month periods ended October 31, 2001 because their inclusion in net loss periods would be anti-dilutive to the per share calculation. Options to purchase 2,517,043 shares of common stock were outstanding as of October 31, 2001. For the three and nine-months ended October 31, 2000, options of 13,800 and 41,300, respectively for which the exercise price was greater than the average market price of common stock were not included in the computation of diluted earnings per share.

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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 143, "Accounting for Asset Retirement Obligations," and in October 2001 issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." These Statements will be effective for the Company's fiscal year 2002. The Company does not believe the adoption of these Statements will have a material impact on its consolidated financial statements.

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

Financial information for the Company's business segments is as follows:

                                                   Three Months Ended                Nine Months Ended
                                                       October 31,                      October 31,
                                                       -----------                     ------------
                                                 2001              2000             2001            2000
                                                 ----              ----             ----            ----
Dollars in thousands
Revenues:
     Stores                                 $    41,826     $    58,162       $    130,131     $   149,669
     Catalog                                     17,089          19,379             52,981          44,976
     Internet                                     9,698          13,694             29,310          32,734
     Other                                        8,391           9,850             17,138          17,031
                                            -----------     -----------       ------------     -----------
Total Revenues                              $    77,004     $   101,085       $    229,560     $   244,410
                                            -----------     -----------       ------------     -----------

Operating Contributions:
     Stores                                 $       190     $     7,897       $      2,916     $    18,329
     Catalog                                        434           3,003              2,605           6,014
     Internet                                       909             939              1,899           1,890
     Unallocated                                 (7,891)         (6,664)           (24,529)        (18,909)
                                            ------------    -----------       -------------    -----------
Income (Loss) Before
  Income Taxes                              $    (6,358)    $     5,175       $    (17,109)    $     7,324
                                            ------------    -----------       -------------    -----------

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The condensed balance sheets of the Company as of October 31, 2001 and 2000, and the related condensed statements of operations for the three-month and nine-month periods, and statement of condensed cash flows for the nine-month periods then ended have been reviewed by the Company's independent accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements is presented herein.

INDEPENDENT ACCOUNTANTS' REPORT

Sharper Image Corporation
San Francisco, California

We have reviewed the accompanying condensed balance sheets of Sharper Image Corporation as of October 31, 2001 and 2000, and the related condensed statements of operations for the three-month and nine-month periods, and condensed statements of cash flows for the nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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


/s/ Deloitte & Touche LLP
San Francisco, CA


November 14, 2001

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

                                         Three Months Ended         Nine Months Ended
                                             October 31,               October 31,
                                            -----------                -----------
                                         2001         2000          2001         2000
                                         ----         ----          ----         ----
Revenues:
     Net store sales                     54.3%        57.5%         56.7%       61.2%
     Net catalog sales                   22.2         19.2          23.1        18.4
     Net Internet sales                  12.6         13.5          12.8        13.4
     Net wholesale sales                  7.5          6.1           4.2         3.4
List rental and licensing                  .5           .6            .4          .6
Delivery  *                               2.9          3.1           2.8         3.0
                                       ---------    ---------     ---------   ---------
Total Revenues                          100.0%       100.0%        100.0%      100.0%

Costs and Expenses:
     Cost of products  *                 49.5         51.5          48.3        51.1
     Buying and occupancy                12.9          7.7          12.0         9.0
     Advertising                         16.4         12.5          18.8        13.3
     General, selling
      and administrative  *              29.0         23.5          28.4        24.2

Other (Income) Expense                    0.5         (0.3)         (0.0)       (0.6)
                                       ---------    ---------     ---------   ---------
Income (Loss) Before Income Taxes        (8.3)         5.1          (7.5)        3.0

Income Tax Expense (Benefit)             (3.3)         2.0          (3.0)        1.2
                                       ---------    ---------     ---------   ---------

Net Income (Loss)                        (5.0)%        3.1%         (4.5)%       1.8%
                                       =========    =========     =========   =========

  * Delivery income and expense have been reclassified for the three and nine-months ended October 31, 2000 in order to conform with the current year presentation.

The following table sets forth the components of total revenues for the periods indicated:

                                                 Three Months Ended                   Nine Months Ended
                                                      October 31,                       October 31,
                                                      -----------                      ------------
                                                2001              2000             2001              2000
                                                ----              ----             ----              ----
Revenues (dollars in thousands)
Net store sales                            $     41,826     $     58,162        $    130,131     $    149,669
Net catalog sales                                17,089           19,379              52,981           44,976
Net Internet sales                                9,698           13,694              29,310           32,734
Net wholesale sales                               5,736            6,141               9,635            8,273
                                           ------------     ------------        ------------     ------------

     Total Net Sales                             74,349           97,376             222,057          235,652

List rental & Licensing                             389              606                 870            1,326
Delivery                                          2,266            3,103               6,633            7,432
                                           ------------     ------------        ------------     ------------

     Total Revenues                        $     77,004     $    101,085        $    229,560     $    244,410
                                           ============     ============        ============     ============


Revenues
The Company's third quarter net sales decreased $23,027,000, or 23.6%, from the comparable three-month period last year. Net sales for the nine-month period ended October 31, 2001 decreased $13,595,000 or 5.8%, from the comparable period last year. Returns and allowance for the three-month and nine-month periods ended October 31, 2001 were 12.0% and 11.3% as compared with 10.5% and 10.9% of sales for the comparable prior year periods. The decrease in Company net sales for the three and nine-month periods ended October 31, 2001 compared to the same periods last year was primarily attributable to the decrease in net sales from Sharper Image stores of $16,336,000 and $19,538,000, respectively, and the decrease in net sales from Internet operations of $3,996,000 and $3,424,000, respectively. Net sales from catalog sales decreased $2,290,000 for the three-month period and increased $8,005,000 for the nine-month period.

The decrease in net sales was due primarily to continued soft consumer spending in 2001 compounded by the events and aftermath of September 11th. When compared to last year's extraordinary sales volume related to the Razor Rollerboard Scooters the decrease looks even more significant. The continued popularity of Sharper Image Design proprietary and private labels products represented an increased percentage of net sales and were a key factor in minimizing the overall decrease in net sales. Management believes that the continuing development and introduction of new and popular products is important to the Company's future success and as a result, Sharper Image Design proprietary and private label products, as a percentage of net sales, increased to 73.3% and 70.4% in 2001 from 70.5% and 65.7% for the three and nine-month periods in 2000, respectively. Management believes the increased investment in its advertising initiatives in fiscal 2000 and the first three quarters of 2001 was another key contributing factor to minimizing the decrease in net sales and that net sales in all selling channels benefited from the significant increase in television infomercial advertising highlighting selected Sharper Image Design proprietary products. Although there can be no assurances of the continued success of these and future advertising initiatives. Management also believes that these initiatives are broadening the Company's customer base, which is an important factor in our future revenue growth.

For the three-month and nine-month periods ended October 31, 2001, as compared with the same periods last year, net store sales decreased $16,336,000, or 28.1%, and $19,538,000, or 13.1%. Comparable store sales decreased by 35.6% and 18.8%, respectively. The total store sales increase had been 68.0% and 44.3% for the three and nine-month periods in 2000 over 1999. The decrease in net store sales for the three-month period ended October 31, 2001 reflects a 25.2% decrease in total store transactions and a 4.7% decrease in average revenue per transaction, compared with the same prior year period. Total store transactions decreased 14.1% for the nine-month ended October 31, 2001, and average revenue per transaction was flat as compared with the same prior year period. The decrease in net store sales is primarily due to extraordinary sales volume experienced in fiscal 2000 relating to the Razor Rollerboard Scooters which did not continue in fiscal 2001, partially offset by the seventeen new and four temporary stores opened since October 31, 2000. Management believes the decrease was also minimized as a result of the increased television infomercial advertising. Comparable store sales, excluding scooter sales decreased 1.1% for the three-month period and increased 4.1% for the nine-month period ended October 31, 2001. Comparable store sales increases had been 66.4% and 43.0% for the three and nine-month periods in 2000 over 1999.

The decrease in net catalog sales of $2,290,000 or 11.8% for the three-month period ended October 31, 2001 was due primarily to the sales volume experienced in 2000 due to the Razor Rollerboard Scooters, the soft consumer spending for 2001 and the events and aftermath of September 11th. The increase had been 58.1% in 2000 over 1999. Management believes that a portion of our catalogs did not arrive at their final destination during the months of September and October, due to the interruption in mail service and the closure of several post office operations. This was partially offset by an 11.1% increase in catalog circulation, an increase of 10.1% in Sharper Image catalog pages circulated and the increased infomercial advertising highlighting selected Sharper Image Design proprietary and private label products. The decrease in net catalog sales for the three-month period represents a 26.9% decrease in the number of transactions with an increase of 20.6% in average revenue per order. Net catalog sales excluding scooter sales for the three-month period ended October 31, 2001 increased by 24.5% over the same period of the prior year.

The increase in net catalog sales of $8,005,000 or 17.8% for the nine-month period ended October 31, 2001 was due primarily to the increase in circulation of 18.2%, an increase of 21.5% in Sharper Image catalog pages circulated and the increased infomercial advertising highlighting selected Sharper Image Design proprietary and private label products, partially offset by lower sales volume in fiscal 2001 related to the Razor Rollerboard Scooters. The increase had been 36.0% in 2000 over 1999. The increase in net catalog sales for the nine-month period represents a 22.5% increase in average revenue per order with a 3.9% decrease in the number of transactions. Net catalog sales excluding scooter sales for the nine-month period ended October 31, 2001 increased by 39.4% over the same period of the prior year. Management is continually reviewing the pages and the number of catalogs circulated in its efforts to optimize the revenues from catalog advertising.

For the three and nine-month periods, 26.0% and 31.8% of the catalog sales were generated from infomercial direct sales. The Company intends to continue its aggressive multimedia advertising programs to attract new customers, while achieving an appropriate return on advertising investment, although there can be no assurance of the continued success of these advertising initiatives. The Company's goal is to achieve direct sales resulting in breakeven or near breakeven results on direct marketing advertising initiatives.

For the three and nine-month periods ended October 31, 2001, the Company's Internet sales from the sharperimage.com website, which includes the Sharper Image auction site, decreased $3,996,000, or 29.2% and $3,424,000 or 10.5%, respectively, from the same periods last year. The increase had been 158.0% and 175.0% for the three and nine-month periods in 2000 over 1999.

The three-month and nine-month sales decreases is attributable to a 39.8% and 30.2% decrease in Internet transactions partially offset by increase of 17.7% and 28.3% in average revenue per transaction, as compared to the same periods of the prior year. The decrease in transactions was primarily attributable to a reduction in auction transactions resulting from the Company's planned management of bid prices and quantities with the goal of improving gross margin from auctions. Excluding auction and scooter sales results, Internet sales for the three and nine- month periods ended October 31, 2001 increased 25.1% and 31.7%, respectively over the same prior year periods.

The Company continues to utilize the auction site to broaden its customer base and manage inventories, including closeouts, repackaged and refurbished items. Excluding auction sales, Internet sales decreased 15.2% for the three-month period and increased 7.8%, for the nine-month period ended October 31, 2001. Excluding auction results, Internet transactions decreased 20.4% and 4.1%, respectively, and average revenue per transaction increased 6.6% and 12.2%, respectively, for the three and nine-month periods ended October 31, 2001.

During the quarter ended October 31, 2001, the Company updated its website with a new home page that includes enhanced graphics, bolder presentation of product and catalog quick order. The Company has also improved its checkout page to allow the customer a quicker checkout process.

Cost of Products
Cost of products for the three-month and nine-month periods ended October 31, 2001 decreased $14,033,000, or 26.9%, and $13,831,000 or 11.1%, respectively, from the comparable prior year periods. The decrease in cost of products for the three and nine-month periods is due to the lower sales volume for the total company, and to the increased percentage of sales of Sharper Image Design proprietary products and private label products which generally carry higher margins. The gross margin rate for the three and nine-month periods ended October 31, 2001 was 50.3% and 51.5%, respectively, which was 2.2 and 2.8 percentage points better than the comparable prior year periods. Sharper Image Design proprietary products and private label products, as a percentage of sales, exclusive of wholesale, increased to 73.3% and 70.4% in 2001 from 70.5% and 65.7% for the three and nine-month periods of 2000.

The Company's gross margin rate fluctuates with the changes in its merchandise mix, which is affected by new items available in various categories. The variation in merchandise mix from category to category from year to year reflects the characteristic that the Company is driven by individual products, as opposed to general lines of merchandise. Additionally, the Company's auction site and other promotional activities, such as free shipping promotions and offers, will in part, tend to offset the rate of increase in our gross margin performance. It is impossible to predict future gross margin rates, although the Company's goal is to continue to increase sales of Sharper Image Design proprietary products and other exclusive private label products, as these products generally carry higher margins than branded products and may be less susceptible to price comparisons by customers. The popularity of the Sharper Image proprietary and private label products contributed to the 2.8 percentage point increase in the gross margin rate for fiscal 2001 to date, and management believes these products will continue to have a positive impact on the Company's gross margin rate in the future.

Buying and Occupancy
Buying and occupancy costs for the three-month and nine-month periods ended October 31, 2001 increased $2,144,000, or 27.6%, and $5,636,000, or 25.7% from the comparable prior year periods. The increase primarily reflects the occupancy costs associated with the seventeen new stores and four temporary stores opened since October 31, 2000, and rent increases associated with lease renewals, partially offset by the elimination of the occupancy costs of the two Sharper Image stores closed at their lease maturity since October 31, 2000. The increase also reflects higher rent expense related to Corporate office space beginning in fiscal 2001.

Advertising
Advertising for the three-month and nine-month periods ended October 31, 2001 increased $67,000, or 0.5%, and $10,616,000, or 32.7% from the comparable prior year periods. For the three month period ended October 31, 2001, advertising expense remained flat as compared to the prior year. This was due to an 11.1% increase in number of Sharper Image catalogs mailed, a 10.1% increase in the number of catalog pages circulated and a 12.8% increase in television infomercial advertising partially offset by decreases in radio and newspaper advertising.

The increase in advertising for the nine-month ended October 31, 2001 was due to an 18.2% increase in number of Sharper Image catalogs mailed, a 21.5% increase in the number of catalog pages circulated and a 118.0% increase in television infomercial advertising. Additionally, the Company continued its multimedia advertising initiatives, which included radio advertising and solo product mailers, among others. Although there can be no assurance of the continued success of these advertising initiatives, management believes they contributed to increased sales in the stores, catalog and Internet channels.

During the nine months ended October 31, 2001, the Company increased its television media spending on infomercials highlighting selected Sharper Image Design products. The broad appeal of our Sharper Image Design products in conjunction with the higher gross margin rates allow the Company to achieve its goal of direct sales resulting in breakeven or near breakeven results on this type of advertising expenditure. Management believes that the expansion of its multimedia advertising initiatives of direct marketing, television and radio helped contributed to the results for the first nine months of fiscal 2001 and will continue be an important factor in future revenue growth. As a result, catalog circulation, catalog pages, and other marketing initiatives are slightly higher than the prior year, while television infomercials are expected to continue in fiscal 2001 at higher levels than fiscal 2000. Management will continue to review all incremental advertising expenditures to achieve a breakeven or near breakeven return. The difficult retail and general economic environment experienced during the first nine months of 2001 translated into less productive advertising expenditures. This was compounded by the interruption in mail service and the closure of several post office operations that resulted in some customers not receiving our September and October catalogs on a timely basis. Advertising, excluding infomercial expenses, was 12.3% and 13.3% of total revenues for the three and nine-month periods ended October 31, 2001 as compared to 9.5% and 10.8% for the prior year.

While the Sharper Image catalog serves as the primary source of advertising for its retail stores, mail order and Internet businesses, the Company continually reevaluates its advertising strategies and initiatives as well as its catalog circulation plans to maximize the overall effectiveness of its advertising programs.

General, Selling and Administrative Expenses
General, selling and administrative (GS&A) expenses for the three-month and nine-month periods ended October 31, 2001 decreased $1,427,000, or 6.0%, and increased $5,869,000, or 9.9% from the comparable prior year periods. The decrease in GS&A expenses for the three-month period ended October 31, 2001 was due to variable costs associated with the decrease in sales volume as compared to the prior year, and the expense saving programs initiated during the current fiscal year.

For the nine-month period, the Company's continued development in proprietary products and Internet operations have increased GS&A expenses for expanding and improving the operational infrastructure as well as attracting and retaining key employees. The increase in GS&A expenses for nine months ended October 31, 2001 was also partially attributable to increases in overall selling expenses related to the opening of seventeen new stores and four temporary stores since October 31, 2000, partially offset by the reduced selling expenses of two stores closed at lease maturity since October 31, 2000. GS&A expenses for the three and nine-month periods increased as a percentage of sales to 30.0% and 29.3% in 2001 from 24.4% and 25.1% in 2000, which reflects the significant sales volume of the Razor Rollerboard Scooters during fiscal 2000.

Management continually reviews the Company's general and administrative expenses and infrastructure costs to achieve possible cost savings in line with revenue levels. Based on management's review of GS&A expenses, during fiscal 2001 costs in many areas were eliminated or reduced. Many of these savings initiatives were entered into during the second and third quarter and some will benefit future periods.

Other Income - net
Other income, net, for the three and nine-month periods ended October 31, 2001, decreased $701,000 and $1,293,000 from the comparable prior year periods, primarily due to the decrease in interest income earned on lower investment balances, the reduction in interest rates earned on invested balances and the interest expense incurred on the seasonal borrowings.

Liquidity and Capital Resources
The Company met its short-term liquidity needs and its capital requirements in the nine-month period ended October 31, 2001 with cash generated by operations, trade credit, its revolving credit facility and existing cash balances.

The Company has a revolving secured credit facility with Tyco Capital (formerly The CIT Group/Business Credit, Inc. (CIT)) with an expiration date of September 2004. This credit facility has been amended on several occasions and as of October 31, 2001, the agreement allows the Company borrowings and letters of credit up to a maximum of $32 million for the period from October 1, 2001 through December 31, 2001, and $20 million for other times of the year based on inventory levels. The credit facility is secured by the Company's inventory, accounts receivable, general intangibles and certain other assets. Borrowings under this facility bear interest at either the prime rate plus a margin or at LIBOR plus a margin based on the Company's financial performance. The credit facility contains certain financial covenants pertaining to interest coverage ratio and net worth and contains limitations on operating leases, other borrowings, dividend payments and stock repurchases. The credit facility allows seasonal borrowings of up to $32 million for the period from October 1, 2001 through December 31, 2001, increasing by $1 million for the period October 1 through December 31, 2002 and remaining at $33 million for this period until expiration in 2004. At October 31, 2001, the Company had $7.6 million outstanding on its revolving credit facility, which was repaid as of December 10, 2001. As of October 31, 2001, letter of credit commitments outstanding under the credit facility were $7.1 million.

In addition, the credit facility provides for term loans for capital expenditures ("Term Loans") up to an aggregate of $2.5 million. Amounts borrowed under the Term Loans bear interest at a variable rate of either prime rate plus a margin or at LIBOR plus a margin based on the Company's financial performance. Each Term Loan is to be repaid in 36 equal monthly principal installments. As of October 31, 2001, there were no borrowings on this facility.

During the nine-month period ended October 31, 2001, the Company opened eleven new stores located at Trolley Square in Salt Lake City, Utah, Walt Whitman Mall in Huntington Station, New York, Hillsdale Shopping Center in San Mateo, California, Lakeside Shopping Center in Metairie, Louisiana, Willow Bend in Plano, Texas, Green Hills in Nashville, Tennessee, International Plaza in Tampa, Florida, Easton Town Center in Columbus, Ohio, The Oaks Shopping Center in Thousand Oaks, California, Chandler Fashion Center in Chandler, Arizona, Chenal Place in Little Rock, Arkansas, and four temporary stores located at the Prudential Center in Boston, Massachusetts, Garden State Plaza in Paramus, New Jersey, Willowbrook Mall in Houston, Texas, and Baybrook Mall in Friendswood, Texas. The Company closed two stores at their lease maturity. For the remainder of fiscal 2001, the Company plans to open three additional new stores. The Company also plans to update and refine its Web site sharperimage.com and to continue its presence internationally with websites. Total capital expenditures for the first three quarters of fiscal 2001 were $15.6 million and the Company estimates total expenditures to be approximately $18 million to $20 million for fiscal 2001.

The Company believes it will be able to fund its cash needs for the remainder of fiscal 2001 through existing cash balances, cash generated from operations, trade credit and the revolving credit facility.

Seasonality
The Company's business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the Holiday shopping season. In the past years, a substantial portion of the Company's total revenues and all or most of the Company's net earnings occurred in the fourth quarter ending January 31 although there can be no assurance this will happen this year in the current economic and political environment. The Company, as is typical in the retail industry, generally experiences lower revenues and earnings during the other quarters and has incurred and may continue to incur losses in these quarters. The results of operations for these interim periods are not necessarily indicative of the results for the full fiscal year.


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


Poor economic conditions may hurt our business

Certain economic conditions that affect the level of consumer spending on our products include the following:

o        general business conditions;
o        stock market volatility;
o        consumer confidence in future economic conditions;
o        natural catastrophes;
o        acts of terrorism;
o        threats of war
o        interest rates; and
o        taxation.

         Our business has been and could continue to be negatively affected by the current recession and poor economic conditions and any related decline in consumer demand for discretionary items such as our products. We face uncertainty in the degree to which the continuing poor performance in the retail industry and the current economic slowdown will negatively affect demand for our products from our existing and potential customers. If the economic conditions in the United States and globally do not improve, or if we experience a worsening in the global economic slowdown, we may continue to experience material adverse impacts on our business, operating results and financial condition. We may not be able to accurately anticipate the magnitude of these impacts on future quarterly results.



We have experienced losses in the first three quarters of fiscal 2001.

For the nine months ended October 31, 2001 we experienced a net loss of $10.3 million. Typically, we receive a large portion of our revenue in the fourth quarter, but we cannot assure you that revenues will grow in the fourth quarter or that we will achieve profitability. Our ability to increase revenues and achieve profitability will be affected by other risks and uncertainties described in this report. Our failure to achieve profitability could cause our stock price to decline, and our ability to finance our operations could be materially adversely affected.

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

If our sales continue to remain flat or decrease, our stock price maybe adversely affected

         During fiscal 2000, we experienced a substantial increase in the level of sales over fiscal 1999 due in large part to the popularity of the Razor Rollerboard Scooter, which we introduced in 1999. The Razor Rollerboard Scooter was one of the most popular products in the history of our company. For fiscal 2001, we have not been able to maintain the level of sales experienced in fiscal 2000 although we have been able to maintain the same gross margin we achieved in fiscal 2000.

         Our future growth will be substantially dependent on the continued increase in growth of existing core and new products, while at the same time maintaining or increasing our current gross margin rates. There can be no assurance that we will be able to maintain the level of sales or gross margin in the future periods.

         We cannot predict whether we will be able to successfully introduce new products, increase our revenue level, or maintain or increase our gross margins in future periods. Our stock price may continue to be adversly affected if we do not maintain current levels of sales or profitability or achieve sales or profit growth.


Our quarterly operating results are subject to significant fluctuations and seasonality

         Our business is highly seasonal, reflecting the general pattern of peak sales and earnings for the retail industry during the Holiday shopping season. Typically, a substantial portion of our total revenues and all, or most of our net earnings occur during our fourth quarter ending January 31. During our 2000 and 1999 fiscal years, our total revenues for the fourth quarter ending January 31 accounted for more than 40% of total revenues for the full fiscal year. We cannot predict with certainty whether the fourth quarter of 2001 will account for such a large percentage of our total revenues. In anticipation of increased sales activity during the fourth quarter, we incur significant additional expenses, including significantly higher inventory costs and the costs of hiring a substantial number of temporary employees to supplement our regular store staff. If for any reason our sales were to be substantially below those normally expected during the fourth quarter, our annual operating results would be adversely affected. Due to this seasonality, our operating results for any one period may not be indicative of our operating results for the full fiscal year.

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

The terrorist attacks that took place in the United States on September 11, 2001,and the mail service interruption and post office closures that commenced in September 2001 are unprecedented events that have created many economic and political uncertainties, some of which may harm our business and prospects

         The terrorist attacks that took place in the United States on September 11, 2001 have adversely impacted many businesses, including ours, in multiple ways. The national and global responses to these terrorist attacks and the mail service interruption and post office closures, many of which are still being formulated, may materially adversely affect us in ways we cannot predict at present. Some of the possible material adverse impacts to our business from these events include, but are not limited to:

o        reduced activity in the retail industry;
o        possible delays in delivery of and failures to deliver our catalogs;
o        increased postage expense for delivery of our catalogs; and
o        increased insurance expenses.

Our vital computer and communications hardware and software systems are vulnerable to damage and interruption which could harm our Internet business

         Our success, in particular our ability to successfully receive and fulfill Internet orders and provide high-quality customer service, largely depends upon the efficient and uninterrupted operation of our computer and communications hardware and software systems. We use internally managed systems for our Web site and some aspects of transaction processing, including customer information and order verifications. Our systems and operations are vulnerable to damage or interruption from: earthquake, fire, flood and other natural disasters, terrorist attacks, power loss, computer systems failures, Internet and telecommunications or data network failure, operator negligence, improper operation by or supervision of employees, physical and electronic loss of data or security breaches, misappropriation and similar events, fluctuations and failures in the business of Internet service providers, and computer viruses.

         In addition, we maintain our servers at the site of a third party located in Santa Clara, California. We cannot control the maintenance and operation of this site, which is also susceptible to similar disasters and problems. We also cannot control the business or operations of Internet service providers which are susceptible to failure as a result of industry-wide business fluctuations. During the third quarter ended October 31, 2001 our Internet hosting provider petitioned for voluntary reorganization under Chapter 11 of the bankruptcy laws. At this time, we have not experienced any change in service due to the bankruptcy filing and have constructed a contingency plan, we cannot assure you our servers will continue to perform without interruption. Because our strategies depend in part on maintaining our reputation for superior levels of customer service, any system failure that causes an interruption in our service or a decrease in responsiveness could harm our relationships with our customers and result in reduced revenues.


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

We are dependent on the United States Post Office for delivery of our catalog

         Our  revenues  depend in part on the  timely  delivery  of our  monthly
Sharper Image catalog. If the catalog is not delivered on the expected in-home dates, this could adversely affect sales in all channels, although the primary impact would be to catalog sales. In addition, post office closures and interruptions may also negatively affect the delivery of our Sharper Image catalog.

We rely on our catalog operations

         Our success depends in part on the success of our catalog operations. We believe that the success of our catalog operations depends on the following factors:

o        our ability to achieve adequate response rates to our mailings;
o our ability to continue to offer a merchandise mix that is attractive to our mail order customers;
o        our ability to cost-effectively add new customers;
o        our ability to cost-effectively  design and produce appealing catalogs;
         and

o        timely delivery of catalog mailings to our customers.

         Catalog production and mailings entail substantial paper, postage, merchandise acquisition and human resource costs, including costs associated with catalog development and increased inventories. We incur nearly all of these costs prior to the mailing of each catalog. As a result, we are not able to adjust the costs being incurred in connection with a particular mailing to reflect the actual performance of the catalog. If we were to experience a significant shortfall in anticipated revenue from a particular mailing, and thereby not recover the costs associated with that mailing, our future results would be adversely affected. In addition, response rates to our mailings and, as a result, revenues generated by each mailing are affected by factors such as consumer preferences, economic conditions, the timing and mix of catalog mailings, the timely delivery by the postal system of our catalog mailings and changes in our merchandise mix, several or all of which may be outside our control. Further, we have historically experienced fluctuations in the response rates to our catalog mailings. If we are unable to accurately target the appropriate segment of the consumer catalog market or to achieve adequate response rates, we could experience lower sales, significant markdowns or write-offs of inventory and lower margins, which would adversely affect our future results. During the third quarter of fiscal 2001, we experienced delays and non delivery of several catalog mailings due to the post office closures and mail interruptions that occurred after the September 11th events.

Our catalog costs are unpredictable

         Historically, a significant portion of our revenues have been generated from purchases made by customers driven by The Sharper Image catalog. Increases in the costs of producing and distributing the catalog may reduce the profitability of our catalog, store and Internet sales. Specifically, we may experience increases in postage, paper or shipping costs due to factors beyond our control. As a result, our future results may be adversely affected. We are anticipating an increase in postal rates for fiscal 2002 due to the mail scares and post office closures that have been experienced during fiscal 2001.

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

         Our comparable store sales have fluctuated significantly in the past and we believe that such fluctuations may continue. Our historic comparable store net sales changes were as follows:
                                                     Percentage
                   Fiscal Year                   Increase (Decrease)
                   -----------                   -------------------
                      1998                               5.3
                      1999                              12.3
                      2000                              29.0
            2001 (first nine months)                   (18.8)

         These historic results are not necessarily indicative of future results, and we cannot assure you that our comparable store sales results will not continue to decrease in the future. Any reduction in or failure to increase our comparable store sales results could impact our future operating performance and cause the price of the common stock to fluctuate.

We experience intense competition in the rapidly changing retail markets

         We operate in a highly competitive environment. We principally compete with a variety of department stores, sporting goods stores, discount stores, specialty retailers and other catalogs that offer products similar to or the same as our products. We may increasingly compete with major Internet retailers. Many of our competitors are larger companies with greater financial resources, a wider selection of merchandise and greater inventory availability. If we experience increased competition, our business and operating results could be adversely affected.

         The United States retail industry (the specialty retail industry in particular) and e-commerce sector are dynamic in nature and have undergone significant changes over the past several years. Our ability to anticipate and successfully respond to continuing challenges is critical to our long-term growth and we cannot assure you we will anticipate and successfully respond to changes in the retail industry.

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

We are controlled by a single shareholder

         As of December 11, 2001, Richard Thalheimer beneficially owned approximately 40% of all of the outstanding shares of the common stock of our company. As a result, Mr. Thalheimer will continue to exert substantial influence over the election of directors and over our corporate actions.

Our common stock price is volatile

         Our common stock is quoted on the Nasdaq National Market, which has experienced and is likely to experience in the future significant price and volume fluctuations, which could reduce the market price of our common stock without regard to our operating performance. Additionally, as our Internet business grows, we may become increasingly subject to stock price fluctuations associated with companies operating in the Internet sector. We believe that among other factors, any of the following factors could cause the price of the common stock to fluctuate substantially:

o        quarterly fluctuations in our comparable store sales;
o        announcements by other accessory and gift item retailers;
o        the trading volume of our common stock in the public market;
o        general economic conditions;
o        financial market conditions;
o        acts of terrorism; and o threats of war.

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

The interest payable on the Company's credit facility is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable debt had changed 0.55% (10% from the bank's reference rate) during the three or nine-month periods ending- October 31, 2001, the Company's results from operations and cash flows would not have been materially affected. In addition, the Company has fixed and variable income investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio.

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

15.0     Letter Re: Unaudited Interim Financial Information.

(b)       Reports on Form 8-K

          The Company has not filed any reports on Form 8-K for the three-months ended October 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             SHARPER IMAGE CORPORATION



Date:     December 17, 2001                  by:/s/  Tracy Y. Wan
                                                -------------------------------
                                                      Tracy Y. Wan
                                                      President
                                                      Chief Operating Officer



                                             by:/s/  Jeffrey P. Forgan
                                               --------------------------------
                                                      Jeffrey P. Forgan
                                                      Senior Vice President
                                                      Chief Financial Officer