Form 10-K
period 2002-01-31
SHARPER IMAGE CORP
filed 2002-04-30
CIK 811696

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended January 31, 2002

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

  The aggregate market value of the voting stock held by non-affiliates of the
                Registrant as of April 15, 2002 was $152,085,694

    The number of shares of Common Stock, with $.01 par value, outstanding on
                      April 15, 2002 was 12,145,553 shares.

Documents incorporated by reference:

Portions of Registrant's Annual Report to Stockholders for the fiscal year ended January 31, 2002 are incorporated by reference into Parts II and IV of this Report. Portions of Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held June 3, 2002 are incorporated by reference into Part III of this report.

                                     PART 1

      This Annual Report on Form 10-K and the documents incorporated herein by reference of Sharper Image Corporation (referred to as the "Company," "The Sharper Image," "it," "we," "our," "ours," and "us") contain forward-looking statements within the meaning of federal securities laws that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by the Company's management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions, are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Factors Affecting Future Operating Results" on pages 17 through 26 as well as those noted in the documents incorporated herein by reference. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the statements set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

Item 1. Business

Overview

      The Sharper Image is a leading specialty retailer of innovative, high quality products that are useful and entertaining and are designed to make life easier and more enjoyable. The Company offers a unique assortment of products in the electronics, recreation and fitness, personal care, house ware, travel, toy, gift and other categories. The Company's merchandising philosophy focuses on the introduction of new and creative Sharper Image Design proprietary products and Sharper Image private label products. In addition, the Company is a leading source of branded products, a portion of which the Company offers on an exclusive basis. The Company's products are marketed and sold through three primary sales channels: The Sharper Image stores, The Sharper Image catalog, and the Internet, primarily through its sharperimage.com Web site. The Company also has business-to-business operations consisting of Sharper Image Corporate Rewards & Incentives and wholesale operations. The Company believes that its unique merchandising and creative marketing strategies have made The Sharper Image one of the most widely recognized retail brand names in the United States.

      The Company's merchandising strategy emphasizes products that are innovative and new-to-market. In recent years, the Company has focused significant resources on the development and marketing of its Sharper Image Design proprietary products and its Sharper Image private label products, which are exclusive to The Sharper Image. Sharper Image Design and private label products typically generate higher gross margins than other products, lessen direct price comparisons and, the Company believes, strengthens The Sharper Image brand, as well as broadens its customer reach. The Company has increased the percentage of its sales attributable to Sharper Image Design proprietary and private label products to 70% for the year ended January 31, 2002 (fiscal 2001) from 64% for the year ended January 31, 2001 (fiscal 2000).

      The Company was founded in 1977 by Richard Thalheimer, who continues as Chairman and Chief Executive Officer. The Sharper Image mailed its first catalog in 1981, began the expansion into store operations in 1984, and commenced Internet online retail operations in 1994. The Company markets and sells its merchandise through the following three primary sales channels: The Sharper Image stores, Catalog, which includes revenue from all direct marketing activities and television infomercials, and the Internet, primarily through its sharperimage.com Web site. The Company believes that this multi-channel approach provides it with significant marketing, sales and operational synergies, and provides its customers with enhanced shopping flexibility and superior customer service.

      The Company's store operations generated the highest proportion of its sales, representing approximately 59% of total revenues in fiscal 2001 and fiscal 2000. At the end of fiscal 2001, the Company operated 109 The Sharper Image stores in 31 states and the District of Columbia and licensees operated three stores internationally and two airport stores in the United States. The Sharper Image stores present an interactive and entertaining selling environment that emphasizes the features and functionality of its innovative, fun and useful products and allows the customer to interact and experience the product while shopping. The Company's average store sales per square foot are consistently above industry averages, and during fiscal 2001 the Company generated average sales of $578 per square foot, a decrease of 24% as compared with $763 per square foot for fiscal 2000 (fiscal 2000 sales per square foot were exceptionally high due to the razor scooter sales phenomenon experienced that same year.) Sales per square foot for fiscal 1999 were $546. During fiscal 2001, the Company opened 12 new The Sharper Image format stores, and two new The Sharper Image Design format stores, and closed two The Sharper Image stores. The Company plans to continue its real estate strategy of annual store unit growth of 10-15%. Lease terms for several of the existing The Sharper Image store locations will be maturing during fiscal 2002 and these leases may be re-negotiated or terminated.

The Company also offers its products through direct marketing activities. The Sharper Image catalog, an award winning, full-color monthly catalog uses dramatic visuals and creative product descriptions designed and produced by its in-house staff of writers and production artists. The Sharper Image catalog, generally features between 180 and 250 products in each monthly catalog, increasing to over 340 products during the Holiday shopping season and also currently serves as the primary advertising vehicle for its stores and its Internet retail operations at sharperimage.com. During fiscal 2001, the Company mailed approximately 70 million The Sharper Image catalogs to over 10 million individuals. The Company also has a television advertising program through infomercials on a number of its most popular products. Approximately 23% of the Company's total revenues were generated by direct marketing operations, including revenue generated directly from the catalog, print advertising, single-product mailers and television infomercials in fiscal 2001 and 21% in fiscal 2000.

      The Sharper Image products are also marketed through the Company's Internet retail operations, primarily through its own Web site, which the Company has maintained at sharperimage.com since 1995. The Sharper Image was one of the early entrants into Internet retailing, and has participated in online shopping since 1994. The Company's Internet operations generated approximately 13% of total revenues in fiscal 2001 and 14% in fiscal 2000. In addition to its Web site, the Company has offered its products through Internet marketing partnerships with

America Online, Catalog City, Linkshare, Yahoo! Shopping, and others. The Company believes that online retailing over the Internet presents The Sharper Image with a significant opportunity for the marketing and sale of its products and will enable it to expand and diversify its existing customer base. The Company believes that its Sharper Image Design proprietary products are particularly well positioned to be marketed and sold over the Internet. The Company plans to continue to allocate the resources to its Internet operations by establishing appropriate additional strategic relationships with other online retail partners and continuing to enhance the technical capabilities and presentation of products on its Web site. The Company also operates an auction site where consumers can bid to win products at less than retail prices. This allows the Company the ability to broaden its customer base and manage its closeout, repackaged and refurbished inventory. The Company currently offers international Web sites where online shoppers are able to get convenient, efficient local delivery of Sharper Image Design products, which have been specifically adapted for use throughout Europe.

      The Company is known for its varied product mix and a merchandising philosophy focusing on innovative, well-designed, high-quality products that are developed by The Sharper Image, exclusive to The Sharper Image, or in limited distribution. In product lines where the Company competes directly with other retailers, it generally chooses to sell the best version of the product with the most advanced features. The Company is frequently sought after by manufacturers and inventors, to launch technologically advanced products with features that are unique and innovative.

      During fiscal 2001, the Company continued the expansion of its in-house Sharper Image Design product development function. As a result of the increased resources devoted to Sharper Image Design proprietary and private label products during fiscal 2001, the creation and introduction of a number of new Sharper Image Design products, as well as the continuing cumulative sales from proprietary and private label products introduced in prior years, the percentage of sales attributable to Sharper Image Design proprietary and private label products was 70% in fiscal 2001 and 64% in fiscal 2000. The growth in gross margin percentage rate by 2.9 percentage points in fiscal 2001 from fiscal 2000 was primarily due to the fact that The Sharper Image Design proprietary and private label products generally carry higher margins than branded products. The Company plans to continue to devote resources to its proprietary product development efforts and its private label merchandising philosophy.

      The Company's business is highly seasonal, with sales peaks in June for Father's Day and graduation gift giving, and the Holiday shopping season. See "Seasonality".

      In addition to its primary businesses, The Sharper Image leverages its name and reputation through its Corporate Incentives and Rewards program, wholesale sales of Sharper Image brand products, which include Sharper Image Design proprietary and private-label products, and a product licensing program with select businesses. Wholesale sales are made primarily to fine department stores and to select international retailers.

Store Operations

      The Sharper Image stores are located nationwide in densely populated downtown financial districts and business centers, upscale shopping malls and drive-up suburban locations. The Company's store operations generate the highest proportion of its sales, representing approximately 59% of total revenues for fiscal 2001 and fiscal 2000. The Sharper Image stores present an interactive and entertaining selling environment that emphasizes the features and functionality of its products and allows the customer to experience the product while shopping. The Company has four retail formats, The Sharper Image stores; The Sharper Image Design stores; Outlet stores and airport shops. These formats are discussed below and in "Licensed Operations."

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

      The Sharper Image stores are designed by the Company's visual design staff at the Company's headquarters in San Francisco, California to standardize, where possible, layout so as to simplify their operations. The stores are operated according to standardized procedures for high level of customer service, merchandise display and pricing, product demonstration, inventory maintenance, personnel training, administration and security. The Company's original The Sharper Image stores typically have 2,200 to 3,000 square feet of selling space and approximately 1,300 to 2,200 square feet of storage and administrative space. The typical cost of leasehold improvements, before landlord contributions, but including fixtures, equipment and pre-opening expenses, averages $450,000 to $550,000 per store. Initial inventory for a new The Sharper Image store has generally cost approximately $200,000. Outlet stores are approximately half the cost of the original The Sharper Image stores. The Company also operates a second retail format of The Sharper Image Design stores, which are approximately half the size of the original stores. The Sharper Image Design store typically consist of between 1,200 to 2,000 of selling square feet and feature higher margin proprietary products, in addition to other top selling merchandise. At the end of fiscal 2001, the Company had 96 The Sharper Image stores, 11 Sharper Image Design stores, and two outlet locations.

      In 1997 the Company decided to update the look and appeal of its new retail stores and select existing stores. The new format presents an open, fresh and inviting environment that the Company believes appeals to both men and women and highlights the Company's proprietary products and attractive product packaging. The average cost of converting an existing store to the new format is similar to that of building a new store, which ranges from $450,000 to $550,000, subject to leasehold allowances. Utilizing the new format, the Company opened 14 new stores and remodeled, expanded or relocated 10 stores during fiscal 2001. The Company opened nine new stores, including two flagship stores and remodeled six stores in fiscal 2000. The Company intends to continue to selectively remodel stores utilizing the new store format typically at the time of the store's lease renewal.

The Sharper Image Catalog

      The Sharper Image catalog is a full-color catalog that is mailed to an average of approximately 4.9 million individuals each month. The Sharper Image direct marketing operations, including revenues generated directly from the catalog, single-product mailers, print ads and television infomercial, generated approximately 23% of its total revenues in fiscal 2001 and 21% in fiscal 2000. The Company's catalog has been recognized for creative excellence by leading catalog industry trade groups. The catalog is currently the primary advertising vehicle for its retail stores and its Internet retailing business. During fiscal 2001, the Company mailed approximately 70 million of The Sharper Image catalogs to over 10 million individuals. Circulation and number of pages of The Sharper Image catalog is under continual review to balance the costs of mailing the catalogs with the revenues generated. The mailings increase significantly for Father's Day and the Holiday shopping season to reflect the seasonal nature of the business.

      The Sharper Image catalog design uses dramatic visuals and problem-solving and benefit-oriented product descriptions. The catalog design features the most important products prominently. The number of items featured each month ranges between 180 and 250 products during the first three quarters of the year, increasing to more than 340 products during the Holiday shopping season in the fourth quarter. The Sharper Image catalog is designed and produced by the Company's in-house staff of writers and production artists. This enables the Company to maintain quality control and shorten the lead-time needed to produce the catalog. The monthly production and distribution schedule permits frequent changes in the product selection. During fiscal 2001, The Sharper Image catalog contained between 52 and 84 pages for non-peak months and between 52 and 124 pages for the peak seasons of Father's Day and the Holiday shopping season.

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

      During fiscal 2001, the Company expanded its television infomercial presence by highlighting several popular Sharper Image Design proprietary products on cable and national broadcast stations. Approximately 28% of net catalog sales were generated from television infomercial direct sales for fiscal 2001. The Company believes that this type of direct marketing will broaden the existing customer base and will also increase customer traffic and sales in retail store locations.

Internet Operations

      The Sharper Image was an early entrant into Internet retailing. The Company has participated in online shopping since 1994, and has maintained its own Web site at sharperimage.com since 1995. Revenues from the Company's Internet operations decreased to $49.8 million in fiscal 2001 from $60.2 million in fiscal 2000 due primarily to the Company's planned decrease in its auction sales. Revenues from the Company's Internet operations, excluding auction sales decreased to $40.8 million in fiscal 2001 from $41.8 million in fiscal 2000. The Company's online retail operations benefit from its brand name, customer base, Sharper Image catalogs and unique product offerings, as well as its multimedia approach to advertising. The Company believes that the Sharper Image catalog in particular is a significant factor in generating online sales. In addition, the Company is able to leverage its catalog operational infrastructure for fulfillment and customer service experience, providing it with a significant advantage over Internet retailers who have not developed such capabilities. Shoppers on the Web site have the convenience of exchanging or returning products purchased through the Internet at its retail locations. The Company sends out periodic email campaigns to its list of online shoppers. These emails include sneak previews of newly released products and special promotions that are intended to drive sales in all selling channels.

      The Company's goal is to make sharperimage.com a Web site that provides its online customers with an interactive experience similar to its Sharper Image stores. The Company continues to update its Web site by incorporating advanced technologies to improve its product presentations and make its site increasingly customer friendly, while retaining its entertainment value. During fiscal 2000, the Company launched an enhanced and redesigned Web site that incorporated much of the look and feel of the new store design. The redesigned Web site included new features such as dynamic browsing, inventory status, order tracking capabilities, easy registration and Flash technology. For fiscal 2001, the Company focused on utilizing these improved features to enhance the ease and speed of shopping and ordering. The Company's Web site now offers catalog quick order and each product page lists related accessories with click-to-add check boxes.

      The Company also has an established online auction site which allows customers to bid on and acquire a broad range of new, returned, repackaged and refurbished Sharper Image products for less than regular retail price. Most products purchased on the auction site have the same warranty and return benefits that accompany full price products. The Company believes that bidders have an enhanced level of confidence in its operations since, unlike many other online auction sites, the Company is an established retailer with an inventory of well-known products under warranty with established return policies. The auction site not only offers consumers the enjoyment of bidding and winning products at less than retail prices, it also allows the Company the opportunity to effectively manage its closeout products, while maintaining gross margin goals.

      The Company is pursuing additional steps to achieve continued growth of its Internet operations. These steps include technological improvements, dramatic visual presentations, development of international Web sites in Europe, including the United Kingdom and Germany, and seeking to establish strategic Internet marketing partnerships. The Company has established relationships with America Online, Catalog City, Linkshare, Yahoo! Shopping, and others. Although the Company's international online revenues are not expected to be significant during fiscal 2002, we believe there will be good growth opportunities in future years.

Other Operations

      In addition to its store, catalog and Internet operations, the Company also has a business-to-business operation, which includes the corporate incentive program, Sharper Image Rewards, wholesaling and licensing. The Company also derives revenues from its customer list rental program.

      Under the Sharper Image Rewards program, the Company sells to major corporations and not-for-profit entities, product, rewards cards, incentive and merchandise certificates to client companies who in turn distribute them under their programs to increase their sales, or to motivate and reward their high achiever employees and best customers. The Sharper Image stores, Internet site and catalog are the primary means of offering and conveniently delivering the incentives and gifts. The Company's certificates are redeemable for Sharper Image merchandise through its retail stores, by mail, on the Internet or over the telephone through the catalog telemarketing group. The Company offers a custom online points-based incentive catalog called Sharper Image E-Awards, which highlights popular Sharper Image products. Points are assigned to each product and will be offered on a Web site developed specifically for the client company's incentive program. It is intended that the client company will buy the points and distribute them under their incentive program. The points are directly redeemable on the E-Awards site. The editors and readers of Incentive magazine honored sharperimage.com as one of the incentive industry's best Web sites. The Company records revenues and expenses for its Sharper Image Rewards program through its stores, catalog and Internet operations.

      The Company's Business Development department is the primary group responsible for wholesale marketing to other retailers, including fine department stores in the United States as well as retailers in other countries. This group's sales were $10.9 million in fiscal 2001 as compared to $9.4 million in fiscal 2000. Plans for this group include selectively increasing its presence in the international marketplace in 2002, and increase the number of Sharper Image brand products offered to these customers.

      The Company has an exclusive licensing agreement with a company located in Switzerland. Under the international license agreement in Switzerland, the licensee is granted the right to use the trademarked name, "The Sharper Image," in Switzerland in connection with The Sharper Image retail stores and catalog operations. The Company has agreed to assist the licensee by producing a foreign language edition of The Sharper Image catalog, with economies of scale but at the expense of the licensee who then prints and distributes locally. There are currently three Sharper Image retail stores operated by the foreign licensee in Switzerland. The Company receives royalties on sales by the licensee. The licensee will purchase products from the Company or directly from manufacturers, maintain their own supply of inventory, and establish their own product prices. The Company also has a licensing agreement with a domestic company, which allows the licensee to utilize The Sharper Image trademark and trade dress in designated airport locations, the design of which is subject to the approval of the Company. There are two locations -- one at Dallas-Fort Worth and a second location at Detroit Metropolitan. The Company receives royalties on sales by the licensee. The licensee will purchase products from the Company or directly from manufacturers, maintain their own supply of inventory, and establish their own product prices.

      In addition, the Company rents its customer list to a highly select group of companies for a fee or in exchange for their customer lists. The value of customer list exchanges is not included in the Company's revenues.

      The Company continues to pursue opportunities in foreign countries, primarily through wholesale and internet channels. For fiscal 2001, international sales accounted for approximately 1.1% of total revenues. Licensing arrangements are selectively revisited.

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

      The effect, from year to year, can be to increase or decrease the merchandise gross margin rates since some categories of merchandise sustain traditionally higher margins and some traditionally sustain lower margin rates. The Company's goal is to increase sales of Sharper Image Design proprietary products and exclusive private label products, as these products generally carry higher margins than branded products. The popularity of these proprietary and private label products contributed to the 2.9 percentage point increase in the gross margin rate for fiscal 2001. The introduction of new proprietary and private label products at gross margins that are anticipated to be in excess of the average currently being realized should, we believe, have a positive impact on the Company's gross margin rate for fiscal 2002, although we cannot assure you of this result.

      The Company's current merchandise strategy is to offer an assortment of products with emphasis on Sharper Image Design proprietary and private label products. The Company intends to continue to focus on offering products in the $20 to $500 price range to appeal to a wide customer base. The Company also intends to continue to increase its proprietary product offerings. While these proprietary and private-labeled products offer important sales and gross margin growth opportunities for all the revenue generating areas of the Company and strengthen the Sharper Image brand, there are certain risks associated with these internally developed products, such as possible manufacturing constraints, delays in bringing these products to market and cost increases. Products may also be subject to other regulation or limitations. See "Factors Affecting Future Operating Results."

      Sharper Image Design proprietary products are produced for the Company on a contract basis, primarily by manufacturers in Asia. The Company provides all product specifications to the contract manufacturers. Development lead-time is generally in the range of 12 to 18 months, however certain product introductions may require a shorter or longer lead-time.

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

Product Sourcing

      The process of finding new products involves the Company's buyers reviewing voluminous product literature, traveling extensively throughout the United States and Asia to attend trade shows and exhibitions, and meeting with manufacturers. The Company enjoys relationships with many major manufacturers who use The Sharper Image regularly to introduce their newest products in the United States. See "Factors Affecting Future Operating Results."

      The Company purchases merchandise from numerous foreign and domestic manufacturers and importers. The Company had a single supplier that provided approximately 16% of the net merchandise purchases in fiscal 2001. Of the products offered by the Company in recent catalogs, approximately 88% were manufactured in Asia (primarily China), approximately 8% were manufactured within the United States, approximately 2% were manufactured in Europe, and approximately 2% were manufactured in other countries. The Company expects these percentages to vary as new products are introduced. See "Factors Affecting Future Operating Results."

Product Development

      In addition to finding new product ideas from outside sources, the Company's product development group conceives, designs and produces Sharper Image Design proprietary products. The product development group meets regularly with the merchandising and sales staff to review new proprietary product opportunities, product quality, and customer feedback. From these creative sessions product ideas are put into design, development and production. Successful product introductions during the past three years include, among others: the Ionic Breeze Quadra Silent Air Purifier; the Ionic Breeze Quadra Silent Air Purifier with Germicidal Protection; Roboscout; Robocub; Now You Can Find It; Two CD Shower Companion; Ionic Breeze Personal Air Purifier; Personal Cooling System; Ionic Breeze Car Air Purifier; Turbo Groomer 2.0; Ionic Hair Wand II; Ionic Bath Pet Brush; Shower Companion Plus; Ionic Conditioning Quiet Hair Dryer; Talking Travel Companion; Sound Soother 20; CD Power Tower 200; Hot and Cold Snack Box; and CD Soother Alarm Clock with 20 Soother Sounds. The Company believes that the Sharper Image Design group will continue to design and develop a variety of unique proprietary products that will enhance sales, maintain or increase margins and continue to strengthen The Sharper Image brand.

      In addition, the Company emphasizes and works with vendors to develop private label products focusing on unique and innovative features that would distinguish it from competitors. Successful private label introductions include, among others, several uniquely styled stereo systems, as well as various personal care and home-related products. The Company believes that the appeal of these proprietary and private label products also serves as a key factor in broadening its customer base and enhancing and strengthening its brand appeal. The Company's goal is to continue to increase sales of these products through the introduction of, and popularity of existing proprietary and private label products. However, there is no assurance that the Company will be able to continue the growth of gross margin and sales related to these proprietary products. See "Factors Affecting Future Operating Results."

Customer Service

      The Company is committed to providing its customers with courteous, knowledgeable and prompt service. The Company's customer service and catalog sales groups at the corporate headquarters and in Little Rock provide personal attention to customers who call toll free or send emails to request a catalog subscription, place an order, or inquire about a product. The Company's customer service group is also responsible for resolving customer problems promptly and to the customer's complete satisfaction. The Company also contracts with third party call centers for additional sales and customer service representative coverage. These third party call centers are subject to the same high-level expectations of customer service as the Company's internal staff.

      The Company seeks to hire and retain qualified sales and customer service representatives in its mail-order (direct marketing), Internet and store operations and to train them thoroughly. Each new store manager undergoes an intense program during which the manager is trained in all aspects of the Company's business. Sales personnel are trained during the first two weeks of employment, or during the weeks before a new store opens, and updated periodically with on-going sales training sessions. Training for sales personnel focuses primarily on acquiring a working knowledge of the Company's products and on developing selling skills and an understanding of the Company's high customer service standards. Each sales associate is trained to adhere to the Company's philosophy of "taking ownership" of every customer service issue that may arise. The Company has also developed ongoing programs conducted at each store and by district that are designed to keep each salesperson up to date on each new product offered.

Order Fulfillment and Distribution

      The Company owns a fulfillment and distribution facility in Arkansas of approximately 110,000 square feet. The Company leases additional facility space in Arkansas and California for overflow mail order and store fulfillment needs, and storage. The Company's merchandise generally is delivered to the catalog and Internet customers and to The Sharper Image stores directly from the Company's distribution facilities. Specified products are shipped directly from the vendor to the customer or to the stores. The shipment of products directly from vendors to the stores and customers reduces the level of inventory required to be carried at the distribution center, freight costs, and the lead-time required to receive the products. Each catalog order is received via remote terminal at the distribution facility after the order has been approved for shipment. The Company's goal is to ship the majority of direct response and Internet orders within 24 - 48 hours after the order is received. Store customers generally take their purchases with them. The Company is currently evaluating the configuration of its main distribution center in Arkansas to provide for more efficient processing.

      Sales and inventory information about store, direct response and Internet operations is provided on an ongoing basis to the Company's merchandising staff and to top management for review. The Company's stores are equipped with electronic point-of-sale registers that communicate daily with the main computer system at corporate headquarters, transmitting sales, inventory and customer data as well as receiving data from the Company's headquarters. The sales, inventory, and customer data enable sales and corporate personnel to monitor sales by item on a daily basis, provide the information utilized by the automatic replenishment system (ARS) and merchandising personnel for inventory allocations, provide management with current inventory and merchandise information, and enable the Company's in-house mailing list to be updated regularly with customer names and activity.

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

Advertising

      While the catalog remained the Company's primary advertising vehicle during fiscal 2001, the Company also broadened its customer base through increased multimedia advertising, including television infomercials, single-product mailers, newspapers, magazines, radio, email marketing programs, online advertising and marketing programs, and business-to-business trade publications.

      The Company increased its spending on television media infomercials, which highlighted selected Sharper Image Design proprietary products. The Company believes it will be able to achieve its goal of near breakeven results on this type of advertising due to the broad appeal of the products in conjunction with the higher gross margin that Sharper Image Design proprietary products generally carry although there is no assurance that these goals will be met.

      These increased advertising initiatives were utilized to realize the Company's goal of acquiring new customers, which the Company believes will produce additional sales in the stores, catalog, and Internet channels, and business-to-business sales in the current and future periods. The Company intends to continue the strategy of growing its customer base through aggressive multimedia programs in fiscal 2002 with the objective of achieving a near breakeven return on investment. The Company continually reevaluates its advertising strategies to maximize the effectiveness of its advertising programs.

Information Technology

      The Company maintains an integrated management information system for merchandising, point-of sale, order fulfillment, distribution and financial reporting. The Company believes its system increases productivity by providing extensive merchandise information and inventory control. The Company continually evaluates and enhances its computer systems and information technology in connection with providing additional and improved management and financial information. In fiscal 2001, the Company added an additional AS400 mainframe at its distribution center in Little Rock, Arkansas. The Company plans to have this eventually act as a redundant system for the AS400 located in the corporate headquarters. In fiscal 2002, technology development and enhancement initiatives for the Company's Internet Web sites will continue to be part of the key objectives of its Information Technology Team.

      During fiscal 2000, the Company launched an enhanced and redesigned Web site that incorporated much of the look and feel of the new store design. The redesigned Web site included new features such as dynamic browsing, inventory status, order tracking capabilities, easy registration and Flash technology. For fiscal 2001, the Company focused on utilizing these improved features to enhance the ease and speed of shopping and ordering. The Web site now offers catalog quick order and each product page lists related accessories with click-to-add check boxes.

Competition

      The Company operates in a highly competitive environment. The Company principally competes with a diverse mix of department stores, sporting goods stores, discount stores, specialty retailers and other catalog and Internet retailers that offer products similar to or the same as some of those offered by the Company. Many of the Company's competitors are larger companies with greater financial resources, a wider selection of merchandise and greater inventory availability. Although the Company attempts to market products not generally available elsewhere and has emphasized exclusive products in its merchandising strategy, some of the Company's products or similar products can also be found in other retail stores or through other catalogs or through the Internet. The Company offers competitive pricing where other retailers market certain products identical to the Company's products at lower prices. In addition, a number of other companies have attempted to imitate the presentation and method of operation of the Company's catalog and stores, and the Company's proprietary designed products. The Company competes principally on the basis of product exclusivity, selection, brand recognition, quality and price of its products, merchandise presentation in the catalog, stores, and on the Internet, its customer list, and the quality of its customer service. The Company has committed additional resources to its internal product development group to create and produce proprietary products, and to its merchandising team to support a program to increase private label products exclusively available from the Company. The Company believes that these proprietary and private label products provide a competitive advantage for it in its merchandising offering.

Trademark Licenses

      The Company believes its registered service mark and trademark, "The Sharper Image," and the brand name recognition that it has developed, are of significant value. The Company actively protects its brand name and other intellectual property rights to ensure that the quality of its brand and the value of its proprietary rights are maintained. The Company currently licenses the use of its trademarked name in connection with the production and circulation of a foreign language edition of The Sharper Image catalog in Switzerland and with The Sharper Image stores in Switzerland in consideration for royalties and other fees. In addition to this international licensee, the Company has also entered into a license for the right to operate Sharper Image stores in domestic two non-duty-free airport locations as well as various product license agreements, which grant the right to licensees to manufacture and sell products bearing the Company's trademark.

Seasonality

      The Company's business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the Holiday shopping season. The secondary peak period for the Company is June, reflecting gift buying for Father's Day and graduations. A substantial portion of the Company's total revenues, and all or most of the Company's net earnings, occur in its fourth fiscal quarter ending January 31. The Company generally experiences lower revenues during the other quarters and, as is typical in the retail industry, has incurred and may continue to incur losses in these quarters. The results of these interim quarters may not be representative of the results for the full fiscal year. In addition, similar to many retailers, the Company makes merchandising and inventory decisions for the Holiday season well in advance of the Holiday selling season. Accordingly, unfavorable economic conditions or deviations from projected demand for products during the fourth quarter could have a material adverse effect on the Company's financial position or results of operations for the entire fiscal year. During fiscal years 2001 and 2000, the Company's total revenues for the fourth quarter accounted for more than 40% of total revenues.

Legal Proceedings

      The Company is party to various legal proceedings arising from normal business activities. Management believes that the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Employees

      As  of  January  31,  2002,  the  Company  employed   approximately  1,800
associates, of which approximately 56% were full-time. The Company considers its employee relations to be good.

Executive Officers of the Registrant

      Set forth below is a list of the executive officers of the Company, together with brief biographical descriptions.

Name                                Position                                 Age
----                                --------                                 ---
Richard Thalheimer          Founder,                                         54
                              Chairman of the Board, and
                              Chief Executive Officer

Tracy Wan                   President and Chief Operating                    42
                              Officer

Greg Alexander              Senior Vice President, Information
                              Technology                                     40

Anthony Farrell             Senior Vice President, Creative Services         52

Jeffrey Forgan              Senior Vice President, Chief Financial Officer   44

Joe Williams                Senior Vice President, Loss Prevention           52

      Richard Thalheimer is the founder of the Company and has served as the Chief Executive Officer and as a Director of the Company since 1978 and as Chairman of the Board of Directors since 1985. Mr. Thalheimer also served as the Company's President from 1977 through July 1993.

      Tracy Wan has been our President and Chief Operating Officer since April 1999. Ms. Wan served as Executive Vice President, Chief Financial Officer from August 1998 through April 1999; Senior Vice President, Chief Financial Officer from February 1995 through August 1998; as Vice President, Chief Financial Officer from September 1994 through February 1995; as Vice President, Controller from November 1991 through September 1994; and as Controller from July 1989 through November 1991.

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

      Our success depends on our ability to anticipate and respond to changing product trends and consumer demands in a timely manner. Our products must appeal to a broad range of consumers whose preferences we cannot predict with certainty and may change between sales seasons. If we misjudge either the market for our products or our customers' purchasing habits, our sales may decline, our inventories may increase or we may be required to sell our products at lower prices. This would have a negative effect on our business.

If our sales decrease, our stock price maybe adversely affected

      During fiscal 2000, we experienced a substantial increase in the level of sales over fiscal 1999 due in large part to the popularity of the Razor Rollerboard Scooter, which we introduced in 1999. The Razor Rollerboard Scooter was one of the more popular products in the history of the Company, representing approximately 17% of total revenues for fiscal 2000, the sales generated from this product for fiscal 2001 and 1999 were not significant.

      During fiscal 2001, we did not maintain the level of total sales experienced in fiscal 2000, although we have been able to increase the gross margin rate from the levels achieved during fiscal 2000, and we experienced a substantial increase in sales of one of our Sharper Image Design proprietary products, the Ionic Breeze Quadra Silent Air Purifier. Sales of this product accounted for approximately 16% of our total revenues for fiscal 2001, compared to approximately 7% and 4% for fiscal 2000 and 1999, respectively. We cannot assure you that the sales from this product will continue at this level.

      Our future growth will be substantially dependent on the continued increase in growth of existing core and new products, while at the same time maintaining or increasing our current gross margin rates. We cannot predict whether we will be able to increase the growth of existing core and new products or successfully introduce new products, increase our revenue level, or maintain or increase our gross margin rate in future periods. Failure to do so may continue to adversely affect our stock price.

Poor economic conditions may hurt our business

Certain economic conditions that affect the level of consumer spending on our products include the following:

o     general business conditions;
o     stock market volatility;
o     consumer confidence in future economic conditions;
o     natural catastrophes;
o     acts of terrorism;
o     threats of war
o     interest rates; and
o     taxation.

Our business has been and could continue to be negatively affected by the current recession and poor economic conditions and any related decline in consumer demand for discretionary items such as our products. We face uncertainty in the degree to which the continuing poor performance in the retail industry and the current economic slowdown will negatively affect demand for our products from our existing and potential customers. If the economic conditions in the United States and globally do not improve, or if we experience a worsening in the global economic slowdown, we may continue to experience material adverse impacts on our business, operating results and financial condition. We may not be able to accurately anticipate the magnitude of these effects on future quarterly results.

Our success depends in part on our ability to design, develop, obtain and timely deliver our proprietary products

      We are increasingly dependent on the success of the proprietary products that we design and develop for our customers. Some of these or related products, which are affected by customers' demands and the level of marketing and advertising efforts, can produce sales volume that is significant to a particular reporting period's total sales volume. We must design and develop products that meet the demands of our customers and manufacture these products cost-effectively. We rely solely on a select group of contract manufacturers, most of who are located in Asia (primarily China), to produce these products in sufficient quantities to meet customer demand and to obtain and deliver these products to our customers in a timely manner. These arrangements are subject to the risks of relying on products manufactured outside the United States, including political unrest and trade restrictions, currency fluctuations, work stoppages, economic uncertainties including inflation and government regulations, and other uncertainties. If we are unable to successfully design and develop or to obtain and timely deliver sufficient quantities of these products, our operating results may be adversely affected.

      The Company had a single supplier located in Asia that provided approximately 16% of the net merchandise purchases in fiscal 2001 and is likely to provide a higher percentage in fiscal 2002. If we were unable to obtain products from this supplier on a timely basis or on commercially reasonable terms, our operating results may be adversely affected. Also, the arrangement with this supplier is subject to the risks of products manufactured outside the United States, including political unrest and trade restrictions, currency fluctuations, work stoppages, economic uncertainties including inflation government regulations, and other uncertainties.

We depend on our vendors' ability to timely deliver sufficient quantities of products

      Our performance depends on our ability to purchase our products in sufficient quantities at competitive prices and on our vendors' ability to make and deliver high quality products in a cost-effective, timely manner. Some of our smaller vendors have limited resources, limited production capacities and limited operating histories. We have no long-term purchase contracts or other contracts that provide continued supply, pricing or access to new products and any vendor or distributor could discontinue selling to us at any time. We cannot assure you that we will be able to acquire the products we desire in sufficient quantities or on terms that are acceptable to us in the future. In addition, we cannot assure you that our vendors will make and deliver high quality products in a cost-effective, timely manner. We may also be unable to develop relationships with new vendors. All products we purchase from vendors in Asia must be shipped to our distribution centers by freight carriers and we cannot assure you that we will be able to obtain sufficient freight capacity at favorable rates. Our inability to acquire suitable products in a cost-effective, timely manner or the loss of one or more key vendors or freight carriers could have a negative effect on our business.

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

Our quarterly operating results are subject to significant fluctuations and seasonality

      Our business is seasonal, reflecting the general pattern of peak sales and earnings for the retail industry during the Holiday shopping season. Typically, a substantial portion of our total revenues and all, or most of our net earnings occur during our fourth quarter ending on January 31. During our 2001 and 2000 fiscal years, our total revenues for the fourth quarter ending January 31 accounted for more than 40% of total revenues for the full fiscal year. We cannot predict with certainty whether the fourth quarter of 2002 will account for such a large percentage of our total revenues. In anticipation of increased sales activity during the fourth quarter, we incur significant additional expenses, including significantly higher inventory costs and the costs of hiring a substantial number of temporary employees to supplement our regular store staff. If for any reason our sales were to be substantially below those normally expected during the fourth quarter, our annual operating results would be adversely affected. Due to this seasonality, our operating results for any one period may not be indicative of our operating results for the full fiscal year.

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

      In addition, similar to other retailers, we typically make merchandising and purchasing decisions well in advance of the Holiday shopping season. As a result, poor economic conditions or differences from projected customer demand for our products during the fourth quarter could result in lower revenues and earnings.

Our vital computer and communications hardware and software systems are vulnerable to damage and interruption which could harm our business

      Our success, in particular our ability to successfully receive and fulfill Internet orders and provide high-quality customer service, largely depends upon the efficient and uninterrupted operation of our computer and communications hardware and software systems. We use internally managed systems for our Web site and some aspects of transaction processing, including customer information and order verifications. Our systems and operations are vulnerable to damage or interruption from earthquake, fire, flood and other natural disasters, terrorist attacks, power loss, computer systems failures, Internet and telecommunications or data network failure, operator negligence, improper operation by or supervision of employees, physical and electronic loss of data or security breaches, misappropriation and similar events, fluctuations and failures in the business of Internet service providers on which we rely, and computer viruses.

      In addition, we maintain our servers at the site of a third party located in Santa Clara, California. We cannot control the maintenance and operation of this site, which is also susceptible to similar disasters and problems. We also cannot control the business or operations of Internet service providers, which are susceptible to failure as a result of industry-wide business fluctuations. During fiscal 2001 our Internet hosting provider petitioned for voluntary reorganization under Chapter 11 of the United States bankruptcy laws. At this time, we have not experienced any change in service due to the bankruptcy filing and although have constructed a contingency plan, we cannot assure you our servers will continue to perform without interruption. Because our strategies depend in part on maintaining our reputation for superior levels of customer service, any system failure that causes an interruption in our service or a decrease in responsiveness could harm our relationships with our customers and result in reduced revenues.

We are dependent on the success of our advertising and marketing efforts

      Our revenues depend in part on our ability to effectively market and advertise our products through The Sharper Image catalog and other advertising vehicles. Increases in advertising, paper or postage costs may limit our ability to advertise without reducing our profitability. If we decrease our advertising efforts due to increased advertising costs, restrictions placed by regulatory agencies, or for any other reason, our future operating results may be materially adversely affected. We are also utilizing and constantly testing other advertising media, such as television infomercials, radio, and single product mailings, and significantly increased our advertising expenditures in fiscal 2001. While we believe that increased expenditures on these and other media have resulted in increasing revenues during fiscal 2001, we cannot assure you that this trend will continue in the future. We expect to continue to spend on advertising and marketing at increased levels in the future, but may not continue to produce a sufficient level of sales to cover such expenditures, which would reduce our profitability.

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

      As we continue to expand, continue to become concentrated in limited geographic areas. This could increase our exposure to customer demand, weather, competition, distribution problems, and poor economic conditions in these regions. In addition, our catalog sales, Internet sales, or existing store sales in a specific region may decrease as a result of new store openings.

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

      Some of our expenses will increase with the opening of new stores. If store sales are inadequate to support these new costs, our profitability will decrease. For example, inventory costs will increase as we increase inventory levels to supply additional stores. We may not be able to manage this increased inventory without decreasing our profitability. We may need additional financing in excess of our current credit facility, or an amendment to such facility. Furthermore, our current credit facility has various loan covenants we must comply with in order to maintain the credit facility. We cannot predict whether we will be successful in obtaining additional funds or new credit facilities on favorable terms or at all.

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

      Catalog production and mailings entail substantial paper, postage, merchandise acquisition and human resource costs, including costs associated with catalog development and increased inventories. We incur nearly all of these costs prior to the mailing of each catalog. As a result, we are not able to adjust the costs being incurred in connection with a particular mailing to reflect the actual performance of the catalog. If we were to experience a significant shortfall in anticipated revenue from a particular mailing, and thereby not recover the costs associated with that mailing, our future results would be adversely affected. In addition, response rates to our mailings and, as a result, revenues generated by each mailing are affected by factors such as consumer preferences, economic conditions, the timing and mix of catalog mailings, the timely delivery by the postal system of our catalog mailings and changes in our merchandise mix, several or all of which may be outside our control. Further, we have historically experienced fluctuations in the response rates to our catalog mailings. If we are unable to accurately target the appropriate segment of the consumer catalog market or to achieve adequate response rates, we could experience lower sales, significant markdowns or write-offs of inventory and lower margins, which would adversely affect our future results. During the third quarter of fiscal 2001, we experienced delays and non-delivery of several catalog mailings due to the post office closures and mail interruptions that occurred after the September 11, 2001 terrorist attacks.

Our catalog costs are unpredictable

      Historically, a significant portion of our revenues has been generated from purchases made by customers driven by The Sharper Image catalog. Increases in the costs of producing and distributing the catalog may reduce the profitability of our catalog, store and Internet sales. Specifically, we may experience increases in postage, paper or shipping costs due to factors beyond our control. As a result, our future results may be adversely affected. We are anticipating an increase in postal rates for fiscal 2002.

The terrorist attacks that took place in the United States on September 11, 2001, and the mail service interruption and post office closures that commenced in September 2001 are unprecedented events that have created many economic and political uncertainties, some of which may harm our business and prospects

      The terrorist attacks that took place in the United States on September 11, 2001 have adversely impacted many businesses, including ours, in multiple ways. The national and global responses to these terrorist attacks and the mail service interruption and post office closures, many of which are still being formulated, may materially adversely affect us in ways we cannot predict at present. Some of the possible material adverse impacts to our business from these events include, but are not limited to:

o     reduced activity in the retail industry;
o     fears of or the occurrence of future terrorist attacks;
o     possible delays in delivery of and failures to deliver our catalogs;
o     increased postage expense for delivery of our catalogs; and
o     increased insurance expenses.

We face certain risks relating to customer service

      Our ability to provide customer service depends, to a large degree, on the efficient and uninterrupted operation of our call centers, our contracting services with third party call centers and our sharperimage.com Web site. Any material disruption or slowdown in our order processing systems resulting from labor disputes, telephone or Internet down times, electrical and service outages, mechanical problems, human error or accidents, fire, earthquakes, natural disasters, or other events could cause delays in our ability to receive orders by telephone or over the Internet and distribute orders, and may cause orders to be lost or to be shipped or delivered late. As a result, customers may be unable to place orders, cancel orders or refuse to receive goods on account of late shipments, which would result in a reduction of net sales and could mean increased administrative and shipping costs. We cannot assure you that telephone call volumes will not exceed our present telephone system capacity. If this occurs, we could experience telephone answer delays and delays in placing orders. Because our strategies depend in part on maintaining our reputation for superior levels of customer service, any impairment of our customer service reputation could have an adverse effect on our business.

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

      Our comparable store sales have fluctuated significantly in the past and we believe that such fluctuations may continue. Our historic comparable store net sales changes were as follows:

                                                    Percentage
                  Fiscal Year                   Increase (Decrease)
                  -----------                   -------------------
                     1998                                5.3
                     1999                               12.3
                     2000                               29.0
                     2001                              (16.0)

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

We may be subject to regulations regarding state sales and use tax on catalog and Internet sales and other Internet regulation

      Our business may be affected by the adoption of regulations or rules governing the sale of our products, with regard to state sales and use taxes and the regulation of the Internet. Because we have broad store presence, we are currently required to collect taxes for the majority of our catalog and Internet transactions. However, any unfavorable change in the state sales and use tax, which affects our catalog and Internet sales, could adversely affect our business and results of operations. In addition, the Internet at present is largely unregulated and we are unable to predict whether significant regulations or taxes will be imposed on Internet commerce in the near future. We are unable to predict how such regulations could affect the further development of our Internet business.

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

We may be subject to risks associated with our products, including product liability or patent and trademark infringement claims

      Our current and future products may contain defects, which could subject us to product liability claims and product recalls. Although we maintain limited product liability insurance, if any successful product liability claim or product recall is not covered by or exceeds our insurance coverage, our business, results of operation and financial condition would be harmed. Additionally, third parties may assert claims against us alleging infringement, misappropriation or other violations of patent, trademark or other proprietary rights, whether or not such claims have merit. Such claims can be time consuming and expensive to defend and could require us to cease using and selling the allegedly infringing products, which may have a significant impact on total company sales volume, and to incur significant litigation costs and expenses.

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

We are controlled by a single shareholder

      As of April 30, 2002, Richard Thalheimer beneficially owned approximately 39% of all of the outstanding shares of the common stock of the Company. As a result, Mr. Thalheimer will continue to exert substantial influence over the election of directors and over our corporate actions.

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

Our charter documents, our stockholders rights agreement and Delaware law may make a takeover more difficult

      We are a Delaware corporation. The Delaware General Corporation Law contains certain provisions that may make a change in control of our company more difficult or prevent the removal of incumbent directors. In addition, our Certificate of Incorporation and Bylaws and our stockholders rights agreement contain provisions that have the same effect. These provisions may have a negative impact on the price of our common stock, may discourage third-party bidders from making a bid for our company or may reduce any premiums paid to stockholders for their common stock.

Item 2. Properties

      The Company occupies approximately 58,000 square feet of office space for its corporate headquarters in San Francisco, CA. The Company signed a lease extension in February 2000, extending the expiration date to January 2006. The Company also leases approximately 5,600 square feet for its product development offices in Northern California.

      As of January 31, 2002 the Company operated 109 The Sharper Image stores under leases covering a total of approximately 269,000 square feet of net selling space.

      The Company owns and operates a 110,000 square foot distribution facility located in Little Rock, Arkansas. Distribution and warehouse functions are conducted through this facility, a 60,000 square foot leased facility in Ontario, California, a 104,000 square foot leased facility in Little Rock, Arkansas, and other seasonally occupied space rented by the Company in close proximity thereto.

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

Item 4. Submission of Matters to a Vote of Security Holders

      None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      The information set forth under "Note D -- Revolving Loan and Notes Payable" in the Notes to Financial Statements on page 27 and the information set forth under the caption "Common Stock Market Prices and Dividend Policy" on the inside back cover of the Sharper Image Corporation 2001 Annual Report to Stockholders is incorporated herein by reference. As of April 15, 2002 there were 404 holders of record and the closing price of the Company's Common Stock was $19.70 per share as reported by the NASDAQ Stock Market.

      No cash dividends were declared or paid in fiscal 2000 or fiscal 2001.

Item 6. Selected Financial Data

The information set forth under the caption "Financial Highlights" on the inside front cover of the Sharper Image Corporation 2001 Annual Report to Stockholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

      The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 12 to 20 of the Sharper Image Corporation 2001 Annual Report to Stockholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The information set forth under the caption "Quantitative and Qualitative Disclosure About Market Risk" on pages 19 to 20 of the Sharper Image Corporation 2001 Annual Report to Stockholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

      The financial statements and independent auditors' report set forth on pages 21 through the inside back cover of the Sharper Image Corporation 2001 Annual Report to Stockholders are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      Information with respect to the directors of the Company is incorporated herein by reference to the Company's 2002 Proxy Statement to Stockholders. Information with respect to the executive officers of the Registrant is contained in Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

      Information with respect to executive compensation is incorporated herein by reference to the Company's 2002 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Information with respect to security ownership of beneficial owners and management is incorporated herein by reference to the Company's 2002 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

      None.

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

1. List of Financial Statements.

The following Financial Statements and Notes thereto set forth on pages 21 through the inside back cover of the Sharper Image Corporation 2001 Annual Report to Stockholders are incorporated by reference as Exhibit 13.1 to this Report on Form 10-K:

      Independent Auditors' Report

      Statements of Operations for the years ended January 31, 2002, 2001, and 2000

      Balance sheets at January 31, 2002 and 2001,

      Statements of Stockholders' Equity for the years ended January 31, 2002, 2001, and 2000

      Statements of Cash Flows for the years ended January 31, 2002, 2001, and 2000

      Notes to Financial Statements.

2. List of Financial Statement Schedule.

The following are filed as part of this Report:

      Independent Auditors' Report on Schedule.

      Schedule II - Valuation and Qualifying Accounts

3. List of Exhibits.

      Incorporated herein by reference is a list of the Exhibits contained in the Exhibit Index, which begins on page 34 of this report.

      (b)   Reports on Form 8-K.

      No reports on Form 8-K were filed with the Securities and Exchange Commission during the last quarter of the period covered by this Report.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHARPER IMAGE CORPORATION              SHARPER IMAGE CORPORATION


By:/s/ Richard J. Thalheimer           By: /s/ Jeffrey P. Forgan
  ---------------------------------       --------------------------------
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

Signature                         Title                                Date
---------                         -----                                ----

/s/ Richard J. Thalheimer         Chief Executive                 April 30, 2002
----------------------------       Officer, Chairman
Richard J. Thalheimer              (Principal Executive Officer)


/s/ Jeffrey P. Forgan             Senior Vice President,          April 30, 2002
----------------------------       Chief Financial Officer,
Jeffrey P. Forgan                  Corporate Secretary
                                   (Principal Financial and
                                   Accounting Officer)

/s/ Alan Thalheimer               Director                        April 30, 2002
----------------------------
Alan Thalheimer

/s/ Gerald Napier                 Director                        April 30, 2002
----------------------------
Gerald Napier

/s/ Morton David                  Director                        April 30, 2002
----------------------------
Morton David

/s/ George James                  Director                        April 30, 2002
----------------------------
George James

                            SHARPER IMAGE CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                     --------------------------------------

                                     ($000)

            COLUMN                  COLUMN         COLUMN      COLUMN          COLUMN
              A                        B             C            D              E
---------------------------------------------------------------------------------------
                                   Balance at    Additions                    Balance
                                   Beginning     Charged to                  at End of
DESCRIPTION                        of Period    Costs & Exp.  Deductions      Period
---------------------------------------------------------------------------------------
INVENTORY

YEAR ENDED JANUARY 31, 2002:
Inventory Obsolescence              $2,594        $3,882        $1,484        $4,992

YEAR ENDED JANUARY 31, 2001:
Inventory Obsolescence              $3,154        $1,573        $2,133        $2,594

YEAR ENDED JANUARY 31, 2000:
Inventory Obsolescence              $1,938        $2,079        $  863        $3,154

OTHER

YEAR ENDED JANUARY 31, 2002:
Other                               $  730        $  682        $  330        $1,082

YEAR ENDED JANUARY 31, 2001:
Other                               $  834        $  449        $  553        $  730

YEAR ENDED JANUARY 31, 2000:
Other                               $  804        $  265        $  235        $  834

INDEPENDENT AUDITORS' REPORT ON SCHEDULE

Board of Directors and Stockholders of
  Sharper Image Corporation

We have audited the financial statements of Sharper Image Corporation as of January 31, 2002 and 2001 and for each of the three years in the period ended January 31, 2002, and have issued our report thereon dated March 25, 2002; such financial statements and report are included in your 2001 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Sharper Image Corporation, listed in Item
14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

San Francisco, California
March 25, 2002

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

      10.11 The Sharper Image 401(K) Savings Plan. (Incorporated by reference to
            Exhibit 10.21 to Registration Statement of Form S-8 (Registration No. 33-80504) dated June 21, 1994.)

      10.12 Chief Executive Officer Compensation Plan dated February 3, 1995. (Incorporated by reference to Exhibit 10.24 to the Form 10-K for the fiscal year ended January 31, 1995.)

      10.13 Split-Dollar Agreement between the Company and Mr. R. Thalheimer, its Chief Executive Officer dated October 13, 1995, effective as of May 17, 1995. (Incorporated by reference to Exhibit 10.17 to Form 10-K for the fiscal year ended January 31, 1996.)

      10.14 Assignments of Life Insurance Policy as Collateral, both dated October 13, 1995, effective May 17, 1995. (Incorporated by reference to Exhibit 10.18 to Form 10-K for the fiscal year ended January 31, 1996.)

      10.15 Amendment to the Financing Agreement dated May 15, 1996 between the Company and The CIT Group/Business Credit Inc. (Incorporated by reference to Exhibit 10.19 to the Form 10-Q for the quarter ended April 30, 1996.)

      10.16 CAPEX Term Loan Promissory note dated October 15, 1996 between the Company and The CIT Group/Business Credit Inc. (Incorporated by reference to Exhibit 10.21 to the Form 10-Q for the quarter ended October 31, 1996.)

      10.17 Amendment to the Financing Agreement dated February 13, 1997 between the Company and The CIT Group/Business Credit Inc. (Incorporated by reference to Exhibit 10.21 to Form 10-K for the fiscal year ended January 31, 1997.)

      10.18 Amendment to the Financing Agreement dated March 24, 1997 between the Company and The CIT Group/Business Credit Inc. (Incorporated by reference to Exhibit 10.23 to Form 10-K for the fiscal year ended January 31, 1997.)

      10.19 Amendment to the Financing Agreement dated April 6, 1998 between the Company and The CIT Group/Business Credit Inc. (Incorporated by reference to Exhibit 10.25 to Form 10-K for the fiscal year ended January 31, 1998.)

      10.20 Amendment to the Financing Agreement dated March 23, 2000 between the Company and The CIT Group/Business Credit Inc. (Incorporated by reference to Exhibit 10.22 to Form 10-K for the fiscal year ended January 31, 2000.)

      10.21 Amendment to the Corporate Headquarters Office Lease Agreement dated February 9, 2000 between the Company and its landlord, CarrAmerica Realty Corporation. (Incorporated by reference to Exhibit 10.23 to Form 10-K for the fiscal year ended January 31, 2000.)

      10.22 Amendment to the Financing Agreement dated July 18, 2000 between the Company and The CIT Group/Business Credit, Inc. (Incorporated by reference to Exhibit 10.23 to Form 10-Q for the quarter ended October 31, 2000.)

      10.23 Amendment to the Financing Agreement dated September 29, 2000 between the Company and The CIT Group/Business Credit, Inc. (Incorporated by reference to Exhibit 10.24 to Form 10-Q for the quarter ended October 31, 2000.)

      10.24 Executive Bonus Plan. (Incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed May 4, 2001.)

      10.25 Amendment to the Split-Dollar Agreement between the Company and Richard Thalheimer, its Chief Executive Officer dated July 12, 2001, effective as of March 28, 2001. (Incorporated by reference to Exhibit 10.24 to Form 10-Q for the quarter ended October 31, 2001.)

      13.1  2001 Annual Report to Stockholders.

      23.1  Independent Auditor's Consent.