Form 10-Q
period 2002-04-30
SHARPER IMAGE CORP
filed 2002-06-14
CIK 811696

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2002 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to ______

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

                                Yes __X__ No ____

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

      Common Stock, $0.01 par value, 12,193,328 shares as of June 12, 2002

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


SHARPER IMAGE CORPORATION
CONDENSED BALANCE SHEETS
(Unaudited)                                                                 April 30,         January 31,       April 30,
                                                                              2002              2002               2001
Dollars in thousands, except per share amounts                                                 (Note A)
                                                                           ----------         ----------        -----------
ASSETS
Current Assets:
   Cash and equivalents                                                    $   32,459         $   40,417        $    13,680
   Accounts receivable, net of allowance for doubtful
    accounts of $1,043, $1,082 and $735                                         8,677              8,098              9,730
   Merchandise inventories                                                     60,371             50,151             63,128
   Deferred catalog costs                                                       3,608              3,844              5,541
   Prepaid expenses and other                                                  10,224             10,648              8,614
                                                                           ----------         ----------        -----------
Total Current Assets                                                          115,339            113,158            100,693
Property and equipment, net                                                    46,191             44,862             37,771
Deferred taxes and other assets                                                 4,478              4,318              4,726
                                                                           ----------         ----------        -----------
Total Assets                                                               $  166,008         $  162,338        $   143,190
                                                                           ==========         ==========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                                   $   44,436         $   41,773        $    33,054
   Deferred revenue                                                            17,875             16,982             12,848
   Income taxes payable                                                             -                807                215
   Current portion of notes payable                                               177                174                163
                                                                           ----------         ----------        -----------
Total Current Liabilities                                                      62,488             59,736             46,280
Notes payable                                                                   1,987              2,033              2,164
Other liabilities                                                               5,810              5,826              4,844
                                                                           ----------         ----------        -----------
Total Liabilities                                                              70,285             67,595             53,288
                                                                           ----------         ----------        -----------

Commitments and contingencies                                                      --                 --                 --

Stockholders' Equity:
 Preferred stock, $0.01 par value:
  Authorized 3,000,000 shares: Issued and outstanding, none                        --                 --                 --
 Common stock, $0.01 par value:
  Authorized 25,000,000 shares: Issued and outstanding,
  12,145,553, 11,970,684 and 11,875,710 shares                                    121                120                119
 Additional paid-in capital                                                    43,821             42,582             41,794
 Retained earnings                                                             51,781             52,041             47,989
                                                                           ----------         ----------        -----------
Total Stockholders' Equity                                                     95,723             94,743             89,902
                                                                           ----------         ----------        -----------
Total Liabilities and Stockholders' Equity                                 $  166,008         $  162,338        $   143,190
                                                                           ==========         ==========        ===========

                  See notes to condensed financial statements.

SHARPER IMAGE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)


                                                                         Three Months Ended
Dollars in thousands, except per share amounts                                April 30,
                                                                              ---------
                                                                       2002               2001
                                                                       ----               ----
REVENUES:
   Sales                                                           $   101,580        $    75,808
   Less: returns and allowances                                         11,258              8,335
                                                                   -----------        -----------
   Net Sales                                                            90,322             67,473
   Other revenue                                                         2,514              2,286
                                                                   -----------        -----------
                                                                        92,836             69,759
                                                                   -----------        -----------

COST AND EXPENSES:
   Cost of products                                                     39,165             33,231
   Buying and occupancy                                                 10,488              8,572
   Advertising                                                          20,193             12,867
   General, selling and administrative                                  23,514             20,089
                                                                   -----------        -----------
                                                                        93,360             74,759
                                                                   -----------        -----------

OPERATING LOSS                                                            (524)            (5,000)

OTHER INCOME:
   Interest income                                                         153                427
   Interest expense                                                        (66)               (65)
   Other income (expense), net                                              (3)                44
                                                                   ------------       -----------
                                                                            84                406
                                                                   -----------        -----------

Loss Before Income Tax Benefit                                            (440)            (4,594)

Income tax benefit                                                        (180)            (1,838)
                                                                   ------------       ------------

Net Loss                                                           $      (260)       $    (2,756)
                                                                   ============       ============

Net Loss Per Share, basic and diluted                              $     (0.02)       $     (0.23)
                                                                   ============       ============

Weighted Average Number of Shares - basic and diluted               12,052,000         11,903,000


                  See notes to condensed financial statements.

SHARPER IMAGE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)                                                                                 Three Months Ended
                                                                                                April 30,
                                                                                                ---------
Dollars in thousands                                                                      2002             2001
                                                                                          ----             ----
Cash was Used for Operating Activities:
   Net loss                                                                           $      (260)      $   (2,756)
   Adjustments to reconcile net loss to net cash used for operations:
     Depreciation and amortization                                                          3,487            2,404
     Deferred rent expenses and landlord allowances                                            72               19
     Loss on disposal of equipment                                                             19                -
   Changes in:
     Merchandise inventories                                                              (10,220)          (1,169)
     Accounts receivable                                                                     (579)              (8)
     Deferred catalog costs, prepaid expenses and other assets                                500             (219)
     Accounts payable and accrued expenses                                                  2,663          (21,961)
     Deferred revenue, income taxes payable and other liabilities                              (2)         (10,005)
                                                                                      ------------      -----------
Cash Used for Operating Activities                                                         (4,320)         (33,695)
                                                                                      ------------      ----------=

Cash was Used for Investing Activities:
   Property and equipment expenditures                                                     (4,835)          (3,701)
                                                                                      ------------      -----------
Cash Used for Investing Activities                                                         (4,835)          (3,701)
                                                                                      ------------      -----------

Cash was Provided by (Used for) Financing Activities:
   Proceeds from issuance of common stock, including
     stock options exercised                                                                1,240               83
   Repurchase of common stock                                                                   -             (987)
   Principal payments on notes payable                                                        (43)             (39)
                                                                                      ------------      -----------
Cash Provided by (Used for) Financing Activities                                            1,197             (943)
                                                                                      ------------      -----------

Net Decrease in Cash and Equivalents                                                       (7,958)         (38,339)
                                                                                      ------------      -----------
Cash and Equivalents at Beginning of Period                                                40,417           52,019
                                                                                      ------------      -----------

Cash and Equivalents at End of Period                                                 $    32,459       $   13,680
                                                                                      ============      ===========


Supplemental Disclosure of Cash Paid for:
   Interest                                                                           $        68       $       64
   Income Taxes                                                                       $       506       $    7,104

                  See notes to condensed financial statements.

                            SHARPER IMAGE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                Three-month periods ended April 30, 2002 and 2001

                                   (Unaudited)

NOTE A- Financial Statements

The condensed balance sheets at April 30, 2002 and 2001, and the related condensed statements of operations and cash flows for the three-month periods ended April 30, 2002 and 2001 have been prepared by Sharper Image Corporation (the "Company"), without audit. In the opinion of management, the condensed financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of April 30, 2002 and 2001, and for the three-month periods then ended. The balance sheet at January 31, 2002, presented herein, has been derived from the audited balance sheet of the Company.

Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these interim financial statements. Accordingly, these interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2001 Annual Report.

The Company's business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the Holiday shopping season. A substantial portion of the Company's total revenues and all or most of the Company's net earnings usually occur in the fourth quarter ending January 31. The Company, as is typical in the retail industry, generally experiences lower revenues and net operating results during the other quarters and has incurred and may continue to incur losses in these quarters. The results of operations for these interim periods are not necessarily indicative of the results for the full fiscal year.

Certain reclassifications have been made to prior periods' financial statements in order to conform with current period presentations.

NOTE B- Revolving Loan and Notes Payable

The Company has a revolving secured credit facility with The CIT Group/Business Credit, Inc. (CIT) with an expiration date of September 2004. The credit facility allows the Company borrowings and letters of credit up to a maximum of $33 million for the period from October 1 through December 31, and $20 million for other times of the year based on inventory levels. The credit facility is secured by the Company's inventory, accounts receivable, general intangibles and certain other assets. Borrowings under this facility bear interest at either the prime rate plus a margin or at LIBOR plus a margin, based on the Company's financial performance. The credit facility contains certain financial covenants pertaining to interest coverage ratio and net worth and contains limitations on operating leases, other borrowings, dividend payments and stock repurchases. At April 30, 2002, the Company had no amounts outstanding on its revolving credit facility. As of April 30, 2002, letter of credit commitments outstanding under the credit facility were $11.3 million.

In addition, the credit facility provides for term loans for capital expenditures ("Term Loans") up to $2.0 million. Amounts borrowed under the Term Loans bear interest at a variable rate of either prime rate plus a margin or at LIBOR plus a margin based on the Company's financial performance. Each Term Loan is to be repaid in 36 equal monthly principal installments. As of April 30, 2002, there were no borrowings on this facility.

NOTE C - Earnings (Loss) Per Share

Basic earnings per share is computed as net income available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares to be issued through stock options.

                                                     Three Months Ended
                                                          April 30,
                                                          ---------
                                                    2002               2001
                                                    ----               ----

Net loss                                        $  (260,000)       $(2,756,000)
Average shares of common stock
      outstanding during the period              12,052,000         11,903,000
                                                 ==========         ==========

Basic Loss per Share                            $     (0.02)       $     (0.23)
                                                 ==========         ==========
Average shares of common stock
      outstanding during the period              12,052,000         11,903,000
      Add:
      Incremental shares from assumed
      exercise of stock options                          --                 --
                                                 ----------         ----------

                                                 12,052,000         11,903,000

Diluted Loss per Share                          $     (0.02)       $     (0.23)
                                                 ==========         ==========

The potential effects of stock options were excluded from the diluted earnings per share for the three-month periods ended April 30, 2002 and 2001 because their inclusion in net loss periods would be anti-dilutive to the earnings per share calculation. Options to purchase 2,755,844 and 2,559,838 shares of common stock were outstanding as of April 30, 2002 and 2001, respectively.

NOTE D - Recent Accounting Standard

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective for the Company on February 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and certain intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The adoption of the new standards did not have an impact on the Company's financial position or results of operations.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 became effective for the Company on February 1, 2002. Adoption of this standard did not have a material effect on the Company's financial position or results of operations.

NOTE E - Segment Information

The Company classifies its business interests into three reportable segments: retail stores, catalog and direct marketing, and Internet. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note A of the 2001 Annual Report. The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income tax expense or benefit. The Company's reportable segments are strategic business units that offer essentially the same products and utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. The Company does not have intersegment sales, but the segments are managed separately because each segment has different channels for selling the product.

Financial information for the Company's business segments is as follows:

                                                      Three Months Ended
                                                           April 30,
                                                           ---------
Dollars in thousands                                 2002             2001
                                                     ----             ----
Revenues:
   Stores                                        $    50,026       $   39,812
   Catalog and Direct Marketing                       27,710           16,802
   Internet                                           11,482            9,707
   Other                                               3,618            3,438
                                                 -----------       ----------
   Total Revenues                                $    92,836       $   69,759
                                                 -----------       ----------

Operating Contributions:
   Stores                                        $     3,205       $    1,827
   Catalog and Direct Marketing                        3,591            1,189
   Internet                                            1,897              247
   Unallocated                                        (9,133)          (7,857)
                                                 ------------      ----------
   Loss Before Income Tax Benefit                $      (440)      $   (4,594)
                                                 ------------      -----------

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The condensed balance sheets of the Company as of April 30, 2002 and 2001 and the related condensed statements of operations and cash flows for the three-month periods then ended have been reviewed by the Company's independent accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements is presented herein.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
Sharper Image Corporation
San Francisco, California

We have reviewed the accompanying condensed balance sheets of Sharper Image Corporation as of April 30, 2002 and 2001, and the related condensed statements of operations and cash flows for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Sharper Image Corporation as of January 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 25, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of January 31, 2002 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


/s/ Deloitte & Touche LLP
-------------------------
San Francisco, CA

May 15, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our report on Form 10-K as filed with the Securities and Exchange Commission. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements may include but are not limited to statements regarding our future products and enhancements, business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Form 10-Q. Additionally, statements concerning future matters such as the development of new products or enhancements, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements. All forward-looking statements in this Form 10-Q are based upon information available to us as of the date hereof, and we assume no obligation to revise or update any such forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Form 10-Q. Actual results could differ materially from our current expectations. Factors that could cause or contribute to such differences include, but are not limited to those set forth under "Factors Affecting Future Operating Results" below in this Quarterly Report, and elsewhere in this Quarterly Report.

RESULTS OF OPERATIONS

The following table sets forth the results of operations expressed as a percentage of total revenues for the periods indicated.

                                                        Three Months Ended
                                                             April 30,
                                                             ---------
Percentage of Total Revenues                           2002             2001
----------------------------                           ----             ----
Revenues:
      Net store sales                                  53.9%            57.1%
      Net catalog and direct marketing sales           29.8             24.1
      Net Internet sales                               12.4             13.9
      Net wholesale sales                               1.2              1.6
      List rental and licensing                         0.2              0.4
      Delivery                                          2.5              2.9
                                                      ------           ------
Total Revenues                                        100.0%           100.0%

Costs and Expenses:
      Cost of products                                 42.2             47.6
      Buying and occupancy                             11.3             12.3
      Advertising                                      21.8             18.4
      General, selling and administrative              25.3             28.9

Other income                                           (0.1)            (0.6)
                                                      ------           ------

Loss Before Income Taxes                               (0.5)            (6.6)
Income Tax Benefit                                     (0.2)            (2.6)
                                                      ------            -----
Net Loss                                               (0.3)%           (4.0)%
                                                      ======           ======

The following table sets forth the components of total revenues for the periods indicated.

                                                      Three Months Ended
                                                           April 30,
                                                           ---------
                                                   2002              2001
                                                   ----              ----
Revenues (dollars in thousands)
Net store sales                                 $  50,026         $  39,812
Net catalog and direct marketing sales             27,710            16,802
Net Internet sales                                 11,482             9,707
Net wholesale sales                                 1,104             1,152
                                                ---------         ---------
      Total Net Sales                              90,322            67,473
List rental and licensing                             232               249
Delivery                                            2,282             2,037
                                                ---------         ---------

      Total Revenues                            $  92,836         $  69,759
                                                =========         =========

Revenues

Net sales for the three-month period ended April 30, 2002 increased $22,849,000, or 33.9%, from the comparable three-month period of the prior year. Returns and allowances for the three-month period ended April 30, 2002, were 11.1% of sales, as compared with 11.0% of sales for the comparable prior year period. The increase in net sales for the three-month period ended April 30, 2002 compared to the same period last year was primarily attributable to increases in net sales from stores of $10,214,000; catalog and direct marketing of $10,908,000; and Internet operations of $1,775,000.

The popularity of our Sharper Image Design proprietary products and private label products continues to be a key factor in the year over year increases in net sales. We believe that the continued development and introduction of new and popular products is a key strategic objective and important to our future success. Sharper Image Design proprietary products and private label products increased from 63.6% of net sales in the first quarter of fiscal 2001 to 81.3% in the first quarter of fiscal 2002. We believe the increased investment in our advertising initiatives in fiscal 2001 and the first quarter of fiscal 2002 was another key contributing factor to the higher revenues, and that these initiatives are broadening our customer base, which is an important factor in our future revenue growth, although there can be no assurances of the continued success of these and future advertising initiatives. This advertising strategy, including the significant increase in television infomercial advertising highlighting selected Sharper Image Design proprietary products contributed to improved sales in all three sales channels.

For the three-month period ended April 30, 2002, as compared with the same period last year, net store sales increased $10,214,000, or 25.7% while comparable store sales increased by 12.4%. The increase in net store sales for the three-month period ended April 30, 2002 was primarily attributable to the popularity of Sharper Image Design proprietary and private label products, the increased television infomercial advertising and the opening of 18 new stores, partially offset by the closing of one store at lease maturity since April 30, 2001. The increase in net store sales for the three-month period ended April 30, 2002 as compared with the same prior year period reflects a 9.2% increase in average revenue per transaction and a 14.9% increase in total store transactions.

For the three-month period ended April 30, 2002, net catalog and direct marketing sales, which includes sales generated from catalog mailings, single product mailers, print advertising and television infomercials, increased $10,908,000 or 64.9%, as compared with the same period last year. The net sales increase from these direct marketing activities was due primarily to a 2%
increase in catalog circulation, 6% increase in pages circulated and a 77% increase in television infomercial advertising highlighting selected Sharper Image Design products, as compared with the same prior year period. The increase in net catalog and direct marketing sales for the first quarter of fiscal 2002 reflects a 31.6% increase in transactions, and an increase of 21.9% in average revenue per order as compared with the same prior year period.

For the three-month period ended April 30, 2002, Internet sales from our sharperimage.com Web site, which includes the Sharper Image auction site, increased $1,775,000, or 18.3% from the same period last year. This increase was attributable to a 21.0% increase in average revenue per transaction, partially offset by a decrease of 1.0% in transactions as compared to the same quarter last year. We believe these changes were primarily attributable to our decision to raise bid prices and to reduce the number of products offered on our auction site, which resulted in achieving the goal of improving the gross margin rate and gross margin dollars from auctions, although we cannot assure you that such improvements will continue. Excluding auction sales, Internet sales increased 35.4%, transactions increased 17.9%, and average revenue per transaction increased 16.3% for the first quarter of fiscal 2002. We continue to utilize the auction site to increase our Internet business, broaden our customer base and manage inventories, including closeouts, repackaged and refurbished items.

Cost of Products

Cost of products for the three-month period ended April 30, 2002 increased $5,934,000, or 17.9%, from the comparable prior year period. The increase in cost of products is due to the higher sales volume compared to the same period last year which was partially offset by the lower cost of products related to the increase in sales of Sharper Image Design proprietary and private label products. The gross margin rate for the three-month period ended April 30, 2002 was 57.7%, which was 5.5 percentage points higher than the comparable period of the prior year. The increase in gross margin rate was due to increased sales of Sharper Image Design proprietary and private label products, which generally carry higher margins than branded products. Sharper Image Design proprietary products and private label products percentage of sales, exclusive of wholesale, increased to 81.3% in first quarter of fiscal 2002 as compared to 63.6% in the first quarter of fiscal 2001.

Our gross margin rate fluctuates with the changes in our merchandise mix, primarily Sharper Image Design proprietary and private label products, which is affected by new items available in various categories or introduced by us. The variation in merchandise mix from category to category from year to year reflects the characteristic that we are driven by individual products as opposed to general lines of merchandise. Additionally, the auction sites and other selected promotional activities, such as free shipping offers, will, in part, tend to offset the rate of increase in our gross margin rate.

It is impossible to predict future gross margin rates accurately, although our goal is to continue to increase sales of Sharper Image Design proprietary products and other exclusive private label products, as these products generally carry higher margins than branded products and may be less susceptible to price comparisons by customers. The popularity of these proprietary and private label products contributed to the 5.5 percentage point increase in the gross margin rate for the first quarter of fiscal 2002. We believe that the introduction of new proprietary and private label products at gross margins that are anticipated to be in excess of the average of those currently being realized should continue to have a positive impact on our gross margin rate for 2002, but we cannot assure you that we will successfully introduce those products, or that proprietary and private label products will continue to have gross margins in excess of the average gross margin. Also, to the extent that the introduction of popular proprietary products continues to be a higher proportion of total sales, this could have a positive impact on the gross margin rate for fiscal 2002 and in the future, although we cannot assure you such increase in gross margin will occur.

Buying and Occupancy

Buying and occupancy costs for the three-month period ended April 30, 2002 increased $1,916,000, or 22.4%, from the comparable prior year period. The increase reflects the occupancy costs associated with the 18 new stores opened since April 30, 2001 and rent increases associated with lease renewals, partially offset by the occupancy costs of the one Sharper Image store closed at lease maturity since April 30, 2001. Buying and occupancy costs as a percentage of total revenues decreased from 12.3% for the first quarter of 2001 to 11.3% for the first quarter of 2002. Our goal is to continue to grow the number of new stores by 10-15% on an annual basis, but we cannot assure you we will achieve this goal.

Advertising

Advertising  for  the   three-month   period  ended  April  30,  2002  increased
$7,326,000, or 56.9%, from the comparable prior year period. The increase in advertising was primarily attributable to a 77% increase in television infomercial advertising, a 2% increase in the number of Sharper Image catalogs mailed and a 6% increase in catalog pages circulated, as compared with the same prior year period. Additionally, we continued our other multimedia advertising initiatives, which included radio advertising, newspaper, and single product mailers, among others. Although we believe they contributed to the increase in sales in the stores, catalog and direct marketing and Internet channels, there can be no assurance of the continued success of these advertising initiatives. Advertising expenses as a percentage of total revenues increased from 18.4% in the first quarter of fiscal 2001 to 21.8% in the first quarter of fiscal 2002.

During the first quarter ended April 30, 2002, we increased our television media spending on infomercials highlighting selected Sharper Image Design products. The broad appeal of our Sharper Image Design products in conjunction with the higher gross margin rates allowed us to achieve our goal of near breakeven results on this type of advertising expenditure in the first quarter of 2002. The majority of the spending on television infomercials was for one of our more popular Sharper Image Design proprietary products, the Ionic Breeze Quadra Silent Air Purifier. Advertising expense as a percentage of total net sales, excluding television infomercial net sales and expenses, was 12.8% and 11.6% for the first quarter of fiscal 2001 and 2002, respectively.

We believe that the expansion of our multimedia advertising initiatives of direct marketing, television and radio contributed to the sales increases for the first fiscal quarter of 2002 and will continue be an important factor in our future revenue growth. As a result, advertising costs, which include television infomercial, catalog circulation, catalog pages, and other marketing activities, are anticipated to be higher in fiscal 2002. Additionally, the higher cost of postage on various direct marketing mailers, including the catalog and single product mailers, is expected to contribute to advertising cost increases, which we believe may be partially offset by anticipated savings from lower paper costs during fiscal 2002.

General, Selling and Administrative Expenses

General, selling and administrative (GS&A) expenses for the three-month period ended April 30, 2002 increased $3,425,000, or 17.1%, from the comparable prior year period. The increase was primarily due to increases in variable expenses from increased net sales and overall selling expenses related to the 18 new stores opened since April 30, 2001, partially offset by the reduced selling expenses of one store closed at lease maturity since April 30, 2001. The increase was also due to our continued development of proprietary products and the technological system enhancements made in operational areas of our Company. GS&A expenses for the first quarter of fiscal 2002 decreased as a percentage of total revenues to 25.3% from 28.9% in the first quarter of fiscal 2001. The decline in the GS&A percentage is the result of our continual review of GS&A expenses and infrastructure combined with better leverage of fixed costs on an expanding sales base.

Other Income

Other income, net, for the three-month period ended April 30, 2002, decreased $322,000 from the comparable prior year period, primarily due to the decrease in interest income earned due to the reduction in interest earned on invested balances.

Liquidity and Capital Resources

We met our short-term liquidity needs and our capital requirements in the three-month period ended April 30, 2002 with cash generated by operations, trade credit and existing cash balances.

Net cash used for operating activities totaled $4,320,000 for the first quarter of fiscal 2002, an improvement of $29,375,000 million from the first quarter of fiscal 2001. The improvement in net cash used for operating activities is primarily due to the decrease in the net loss, timing of vendor and tax payments, partially offset by increased merchandise inventory balances.

Net cash used in investing activities, primarily capital expenditures for new stores, design and tooling costs for proprietary products and technological upgrades to our operational infrastructure, totaled $4,835,000 in the first quarter of fiscal 2002 compared to $3,701,000 in the same period of fiscal 2001. During the first quarter of fiscal 2002, we opened five new stores and closed one store at its lease maturity.

Net cash provided by financing activities totaled $1,197,000 during the first quarter ended April 30, 2002, which was the result of $1,240,000 in proceeds from the issuance of common stock in connection with our stock option plan partially offset by $43,000 related to payments on our mortgage loan and revolving credit facility.

We have a revolving secured credit facility with The CIT Group/Business Credit, Inc. (CIT) with an expiration date of September 2004. The credit facility allows us borrowings and letters of credit up to a maximum of $33 million for the period from October 1 through December 31, and $20 million for other times of the year based on inventory levels. The credit facility is secured by our inventory, accounts receivable, general intangibles and certain other assets. Borrowings under this facility bear interest at either the prime rate plus a margin or at LIBOR plus a margin, based on our financial performance. The credit facility contains certain financial covenants pertaining to interest coverage ratio and net worth and contains limitations on operating leases, other borrowings, dividend payments and stock repurchases. At April 30, 2002, we had no amounts outstanding on our revolving credit facility. As of April 30, 2002, letter of credit commitments outstanding under the credit facility were $11.3 million.

In addition, the credit facility provides for term loans for capital expenditures ("Term Loans") up to $2.0 million. Amounts borrowed under the Term Loans bear interest at a variable rate of either prime rate plus a margin or at LIBOR plus a margin based on the Company's financial performance. Each Term Loan is to be repaid in 36 equal monthly principal installments. As of April 30, 2002, there were no borrowings on this facility.

During the three-month period ended April 30, 2002, we opened five new stores located at the Garden State Plaza in Paramus, New Jersey, Baybrook Mall in Friendswood, Texas, Willowbrook Mall in Houston, Texas, Woodbury Common in Central Valley, New York and in Los Gatos, California. We closed one store at its lease maturity. For the remainder of fiscal 2002, we are on plan to achieve our goal of a 10-15% growth in the number of new stores opened and to remodel approximately eight stores at lease maturity. Total capital expenditures are estimated to be approximately $16 million to $20 million for fiscal 2002.

We believe we will be able to fund our cash needs for the remainder of fiscal 2002 through existing cash balances, cash generated from operations, trade credit and our credit facility.

Seasonality

Our business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the Holiday shopping season. In the past years, a substantial portion of our total revenues and all or most of our net earnings occur in the fourth quarter ending January 31. We, as is typical in the retail industry, generally experience lower revenues and operating results during the other quarters and have incurred and may continue to incur losses in these quarters. The results of operations for these interim periods are not necessarily indicative of the results for the full fiscal year.

Factors Affecting Future Operating Results

The following factors, in addition to the other information contained in this report, should be considered carefully in evaluating our Company and our prospects. This report (including without limitation the following Factors Affecting Future Operating Results) contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) regarding the Company and our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development of new products or enhancements, store expansions, possible changes in legislation or economic conditions and other statements regarding matters that are not historical are forward-looking statements.

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

         If other retailers, especially department stores or discount retailers, offer the same products or products similar to those we sell, or if our products become less popular with our customers, our sales may decline or we may decide to offer our products at lower prices. If customers buy fewer of our products or if we have to reduce our prices, our revenues and earnings will decline.

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

If sales of a significant product decrease, our stock price maybe adversely affected

         In 2001 and to date in 2002, we are experiencing a substantial increase in sales of one of our Sharper Image Design proprietary products, the Ionic Breeze Quadra Silent Air Purifier. We introduced the Ionic Breeze Quadra Silent Air Purifier in 1999. This product has since become very popular and has contributed significantly to the net sales increases in the first quarter of 2002. Sales of this product accounted for approximately 28% of our total revenues for the first quarter of fiscal 2002, compared to 26% for the first quarter of fiscal 2001. Sales of this product accounted for approximately 16% of our total revenues for fiscal 2001, compared to approximately 7% and 4% for fiscal 2000 and 1999, respectively. We cannot assure you that the sales from this product will continue to increase, or will continue at this level.

         Other retailers are currently offering versions of air purifiers that compete with our Ionic Breeze Quadra Silent Air Purifier. Consumer product reviewers may evaluate our Ionic Breeze Quadra Silent Air Purifier as well as these competing air purifiers. Any negative report on our Ionic Breeze Quadra Silent Air Purifier, whether accurate or inaccurate, could negatively impact sales of our Ionic Breeze Quadra Silent Air Purifier. We cannot assure you that our Ionic Breeze Quadra Silent Air Purifier will be reviewed favorably or accurately by consumer product reviewers.

         Our future growth will be substantially dependent on the continued increase in growth of existing core and new products, while at the same time maintaining or increasing our current gross margin rates. We cannot predict whether we will be able to increase the growth of existing core and new products or successfully introduce new products, increase our revenue level, or maintain or increase our gross margin rate in future periods. Failure to do so may adversely affect our stock price.

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

         Our business has been and could continue to be negatively affected by the recession and poor economic conditions, and any related decline in consumer demand for discretionary items such as our products. We face uncertainty in the degree to which the continuing poor performance in the retail industry and the current economic slowdown will negatively affect demand for our products from our existing and potential customers. If the economic conditions in the United States and globally do not improve, or if we experience a worsening in the global economic slowdown, we may continue to experience material adverse impacts on our business, operating results and financial condition. We may not be able to accurately anticipate the magnitude of these effects on future quarterly results.

Our success depends in part on our ability to design, develop, obtain and timely deliver our proprietary products

         We are increasingly dependent on the success of the proprietary products that we design and develop for our customers. Some of these products or a group of related products, which are affected by customers' demands and the level of our marketing and advertising efforts, can produce sales volume that is significant to a particular reporting period's total sales volume. We must design and develop products that meet the demands of our customers and manufacture these products cost-effectively. We rely solely on a select group of contract manufacturers, most of who are located in Asia (primarily China), to produce these products in sufficient quantities to meet customer demand and to obtain and deliver these products to our customers in a timely manner. These arrangements are subject to the risks of relying on products manufactured outside the United States, including political unrest and trade restrictions, currency fluctuations, work stoppages, economic uncertainties including inflation and government regulations, and other uncertainties. If we are unable to successfully design and develop or to obtain and timely deliver sufficient quantities of these products, our operating results may be adversely affected.

         We had a single supplier located in Asia that provided approximately 16% of the net merchandise purchases in fiscal 2001 and is likely to provide a higher percentage in fiscal 2002. If we were unable to obtain products from this supplier on a timely basis or on commercially reasonable terms, our operating results may be adversely affected. Also, the arrangement with this supplier is subject to the risks of products manufactured outside the United States, including political unrest and trade restrictions, currency fluctuations, work stoppages, economic uncertainties including inflation government regulations, and other uncertainties.

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

We are dependent on the success of our advertising and marketing efforts

         Our revenues depend in part on our ability to effectively market and advertise our products through The Sharper Image catalog and other advertising vehicles. Increases in advertising, paper or postage costs may limit our ability to advertise without reducing our profitability. If we decrease our advertising efforts due to increased advertising costs, restrictions placed by regulatory agencies, or for any other reason, our future operating results may be materially adversely affected. We are also utilizing and constantly testing other advertising media, such as television infomercials, radio, and single product mailings, and significantly increased our advertising expenditures in fiscal 2001. While we believe that increased expenditures on these and other media have resulted in increasing revenues during the first quarter of fiscal 2002, we cannot assure you that this trend will continue in the future. We expect to continue to spend on advertising and marketing at increased levels in the future, but may not continue to produce a sufficient level of sales to cover such expenditures, which would reduce our profitability.

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

         Our comparable store sales have fluctuated significantly in the past and we believe that such fluctuations may continue. Our historic comparable store net sales changes were as follows:
                                                        Percentage
                      Fiscal Year                    Increase (Decrease)
                      -----------                    -------------------
                         1999                              12.3
                         2000                              29.0
                         2001                             (16.0)
               2002 (First three months)                   12.4

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

We are controlled by a single shareholder

         As of June 13, 2002, Richard Thalheimer beneficially owned approximately 32% of all of the outstanding shares of the common stock of the Company. As a result, Mr. Thalheimer will continue to exert substantial influence over the election of directors and over our corporate actions.

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

The interest payable on the Company's credit facility is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable debt rose 0.48% (10% from the bank's reference rate) during the period ending April 30, 2002, the Company's results from operations and cash flows would not have been materially affected. In addition, the Company has fixed and variable income investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio.

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

10.22      2000  Stock  Incentive  Plan.   (Incorporated  by  reference  to  the
           Definitive Proxy Statement on Schedule 14A filed May 9, 2000.)

10.23 Executive Bonus Plan. (Incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed May 4, 2001.)

15.0       Letter Re: Unaudited Interim Financial Information.

(b)         Reports on Form 8-K

            The Company has not filed any reports on Form 8-K for the three months ended April 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SHARPER IMAGE CORPORATION


Date:  June 14, 2002                by:/s/  Tracy Y. Wan
                                       ------------------------------
                                            Tracy Y. Wan
                                            President
                                            Chief Operating Officer


                                    by:/s/  Jeffrey P. Forgan
                                       ----------------------------------
                                            Jeffrey P. Forgan
                                            Executive Vice President
                                            Chief Financial Officer