Form 10-Q
period 2002-07-31
SHARPER IMAGE CORP
filed 2002-09-16
CIK 811696

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2002 or

[_]      Transition  report  pursuant  to Section 13 or 15(d) of the  Securities
         Exchange    Act   of   1934   for   the    transition    period    from
         __________________________ to __________________________

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

                                 Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

    Common Stock, $0.01 par value, 12,319,319 shares as of September 11, 2002

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHARPER IMAGE CORPORATION
CONDENSED BALANCE SHEETS
(Unaudited)

                                                                                        July 31,         January 31,        July 31,
                                                                                          2002              2002              2001
Dollars in thousands, except per share amounts                                                            (Note A)
                                                                                        --------          --------          --------
ASSETS
Current Assets:
   Cash and equivalents                                                                 $ 16,371          $ 40,417          $  9,807
   Accounts receivable, net of allowance for doubtful
    accounts of $819, $1,082 and $665                                                     11,013             8,098             8,822
   Merchandise inventories                                                                70,792            50,151            59,532
   Deferred catalog costs                                                                  3,503             3,844             4,002
   Prepaid expenses and other                                                             11,590            10,648            12,003
                                                                                        --------          --------          --------
Total Current Assets                                                                     113,269           113,158            94,166
Property and equipment, net                                                               48,091            44,862            40,102
Deferred taxes and other assets                                                            4,376             4,318             6,410
                                                                                        --------          --------          --------
Total Assets                                                                            $165,736          $162,338          $140,678
                                                                                        ========          ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                                                $ 44,046          $ 41,773          $ 33,596
   Deferred revenue                                                                       17,985            16,982            13,390
   Income taxes payable                                                                     --                 807               243
   Current portion of notes payable                                                          181               174               167
                                                                                        --------          --------          --------
Total Current Liabilities                                                                 62,212            59,736            47,396
Notes payable                                                                              1,940             2,033             2,121
Other liabilities                                                                          6,127             5,826             4,769
Commitments and contingencies                                                               --                --                --
                                                                                        --------          --------          --------
                                                                                          70,279            67,595            54,286
                                                                                        --------          --------          --------
Total Liabilities

Stockholders' Equity:
 Preferred stock, $0.01 par value:
  Authorized 3,000,000 shares: Issued and outstanding, none                                 --                --                --
 Common stock, $0.01 par value:
  Authorized 25,000,000 shares: Issued and outstanding,
  12,213,144, 11,970,684 and 11,892,839 shares                                               122               120               119
 Additional paid-in capital                                                               44,182            42,582            41,978
 Retained earnings                                                                        51,153            52,041            44,295
                                                                                        --------          --------          --------
Total Stockholders' Equity                                                                95,457            94,743            86,392
                                                                                        --------          --------          --------
Total Liabilities and Stockholders' Equity                                              $165,736          $162,338          $140,678
                                                                                        ========          ========          ========

                  See notes to condensed financial statements.

SHARPER IMAGE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                 Three Months Ended                        Six Months Ended
Dollars in thousands, except per share amounts                          July 31,                               July 31,
                                                           --------------------------------        --------------------------------
                                                               2002                2001                2002                2001
                                                           ------------        ------------        ------------        ------------
REVENUES:
   Sales                                                   $    112,391        $     89,938        $    213,971        $    165,747
   Less: returns and allowances                                  12,833               9,703              24,091              18,038
                                                           ------------        ------------        ------------        ------------
  Net Sales                                                      99,558              80,235             189,880             147,709
   Other revenue                                                  2,850               2,562               5,364               4,847
                                                           ------------        ------------        ------------        ------------
                                                                102,408              82,797             195,244             152,556
                                                           ------------        ------------        ------------        ------------

COSTS AND EXPENSES:
   Cost of products                                              45,272              39,634              84,437              72,865
   Buying and occupancy                                          10,923               9,089              21,411              17,660
   Advertising                                                   21,137              17,580              41,330              30,447
   General, selling, and administrative                          26,159              22,705              49,673              42,794
                                                           ------------        ------------        ------------        ------------
                                                                103,491              89,008             196,851             163,766
                                                           ------------        ------------        ------------        ------------

OPERATING LOSS                                                   (1,083)             (6,211)             (1,607)            (11,210)
                                                           ------------        ------------        ------------        ------------

OTHER INCOME:
   Interest income                                                   90                 130                 243                 557
   Interest expense                                                 (62)                (72)               (129)               (137)
   Other income (expense), net                                       (9)                 (4)                (11)                 40
                                                           ------------        ------------        ------------        ------------
                                                                     19                  54                 103                 460
                                                           ------------        ------------        ------------        ------------

Loss Before Income Tax
   Benefit                                                       (1,064)             (6,157)             (1,504)            (10,750)

Income Tax Benefit                                                 (436)             (2,463)               (616)             (4,300)
                                                           ------------        ------------        ------------        ------------

Net Loss                                                   $       (628)       $     (3,694)       $       (888)       $     (6,450)
                                                           ============        ============        ============        ============

Net Loss Per Share
   -     Basic                                             $      (0.05)       $      (0.31)       $      (0.07)       $      (0.54)
                                                           ============        ============        ============        ============
   -     Diluted                                           $      (0.05)       $      (0.31)       $      (0.07)       $      (0.54)
                                                           ============        ============        ============        ============

Weighted Average Number of Shares -
         Basic                                               12,189,000          11,887,000          12,122,000          11,897,000
         Diluted                                             12,189,000          11,887,000          12,122,000          11,897,000

SHARPER IMAGE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                                          Six Months Ended
                                                                                                                July 31,
                                                                                                      -----------------------------
Dollars in thousands                                                                                    2002                 2001
                                                                                                      --------             --------
Cash was Provided by (Used for) Operating Activities:
     Net loss                                                                                         $   (888)            $ (6,450)
Adjustments to reconcile net loss to net cash used for operations:
     Depreciation and amortization                                                                       6,895                4,862
     Deferred rent expenses and landlord allowances                                                        126                  127
     Loss on disposal of equipment                                                                          30                   12
Changes in:
     Merchandise inventories                                                                           (20,641)               2,427
     Accounts receivable                                                                                (2,915)                 900
     Deferred catalog costs, prepaid expenses and other assets                                            (756)              (3,753)
     Accounts payable and accrued expenses                                                               2,253              (21,419)
     Deferred revenue, income taxes payable and other liabilities                                          468               (9,618)
                                                                                                      --------             --------
Cash Used for Operating Activities                                                                     (15,428)             (32,912)
                                                                                                      --------             --------

Cash was Used for Investing Activities:
   Property and equipment expenditures                                                                 (10,134)              (8,502)
                                                                                                      --------             --------
Cash Used for Investing Activities                                                                     (10,134)              (8,502)
                                                                                                      --------             --------

Cash was Provided by (Used for) Financing Activities:
   Proceeds from issuance of common stock, including
     stock options exercised                                                                             1,602                  267
   Repurchase of common stock                                                                             --                   (987)
   Principal payments on notes payable                                                                     (86)                 (78)
                                                                                                      --------             --------
Cash Provided by (Used for) Financing Activities                                                         1,516                 (798)
                                                                                                      --------             --------

Net Decrease in Cash and Equivalents                                                                   (24,046)             (42,212)
                                                                                                      --------             --------
Cash and Equivalents at Beginning of Period                                                             40,417               52,019
                                                                                                      --------             --------

Cash and Equivalents at End of Period                                                                 $ 16,371             $  9,807
                                                                                                      ========             ========

Supplemental Disclosure of Cash Paid for:
   Interest                                                                                           $    129             $    133
   Income Taxes                                                                                       $    698             $  7,979

                  See notes to condensed financial statements.

                            SHARPER IMAGE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

         Three-month and six-month periods ended July 31, 2002 and 2001

                                   (Unaudited)

NOTE A- Financial Statements

The accompanying unaudited condensed financial statements have been prepared from the records of the Sharper Image Corporation (the "Company") without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at July 31, 2002 and 2001; the results of operations for the three and six months ended July 31, 2002 and 2001; and changes in cash flows for the six months ended July 31, 2002 and 2001. The balance sheet at January 31, 2002, presented herein, has been derived from the audited financial statements of the company for the fiscal year then ended.

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

The Company's business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the Holiday shopping season. A substantial portion of the Company's total revenues and all or most of the Company's net earnings usually occurs in the fourth quarter ending January 31. The Company, as is typical in the retail industry, generally experiences lower revenues and net operating results during the other quarters and has incurred and may continue to incur losses in these quarters. The results of operations for interim periods are not necessarily indicative of the results for the full fiscal year.

Certain reclassifications have been made to prior periods' financial statements in order to conform to current period presentations.

NOTE B-Revolving Loan and Notes Payable

The Company has a revolving secured credit facility (the "credit facility") with The CIT Group/Business Credit, Inc. (CIT) with an expiration date of September 2004. The credit facility allows the Company borrowings and letters of credit up to a maximum of $33 million for the period from October 1 through December 31, and $20 million for other times of the year based on inventory levels. The credit facility is secured by the Company's inventory, accounts receivable, general intangibles and certain other assets. Borrowings under this facility bear interest at either the prime rate plus a margin or at LIBOR plus a margin, based on the Company's financial performance. The credit facility contains certain financial covenants pertaining to interest coverage ratio and net worth and contains limitations on operating leases, other borrowings, dividend payments and stock repurchases. At July 31, 2002, we had no amounts outstanding on our credit facility and letter of credit commitments outstanding under the credit facility were $12.8 million.

In addition, the credit facility provides for term loans for capital expenditures ("Term Loans") up to $2.0 million. Amounts borrowed under the Term Loans bear interest at a variable rate of either prime rate plus a margin or at LIBOR plus a margin based on the Company's financial performance. Each Term Loan is to be repaid in 36 equal monthly principal installments. As of July 31, 2002, there were no outstanding Term Loans on this facility.

NOTE C-Earnings (Loss) Per Share

Basic earnings per share is computed as net income available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares to be issued through stock options.

                                                                    Three Months Ended                     Six Months Ended
                                                                         July 31,                              July 31,
                                                                2002               2001                2002                2001
                                                           ------------        ------------        ------------        ------------
Net loss                                                   $   (628,000)       $ (3,694,000)       $   (888,000)       $ (6,450,000)
Average shares of common stock
     outstanding during the period                           12,189,000          11,887,000          12,122,000          11,897,000
                                                           ============        ============        ============        ============

Basic Loss per Share                                       $      (0.05)       $      (0.31)       $      (0.07)       $      (0.54)
                                                           ============        ============        ============        ============

Average shares of common stock
     outstanding during the period                           12,189,000          11,887,000          12,122,000          11,897,000
     Add:
     Incremental shares from assumed
     Exercise of stock options                                     --                  --                  --                  --
                                                           ------------        ------------        ------------        ------------

                                                             12,189,000          11,887,000          12,122,000          11,897,000
                                                           ============        ============        ============        ============

Diluted Loss per Share                                     $      (0.05)       $      (0.31)       $      (0.07)       $      (0.54)
                                                           ============        ============        ============        ============

The potential effects of stock options were excluded from the diluted earnings per share for the three and six-month periods ended July 31, 2002 and 2001 because their inclusion in net loss periods would be anti-dilutive to the earnings per share calculation. Options to purchase 3,119,536 and 2,512,317 shares of common stock were outstanding as of July 31, 2002 and 2001, respectively.

Of these options, 1,574,256 and 783,450 stock options for the three months ended July 31, 2002 and 2001 respectively, and 1,503,131 and 766,588 stock options for the six months ended July 31, 2002 and 2001 respectively, were excluded from dilutive earnings per share calculation because the Company was in a net loss position and there inclusion would have been anti-dilutive.

Had the Company been in a net income position, stock options 27,400 and 154,434 for the three months ended July 31, 2002 and 2001, respectively and stock options of 51,400 and 154,434 for the six months ended July 31, 2002 and 2001, respectively, would have been excluded from the diluted earnings per share calculation because the option exercise price exceeded the average stock price for those periods.

NOTE D-Recent Accounting Standard

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

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

NOTE E-Segment Information

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

Financial information for the Company's business segments is as follows:

                                                                   Three Months Ended                       Six Months Ended
                                                                        July 31,                                 July 31,
                                                              -----------------------------           -----------------------------
                                                                 2002               2001                2002                2001
                                                              ---------           ---------           ---------           ---------
Dollars in thousands
Revenues:
     Stores                                                   $  58,403           $  48,493           $ 108,429           $  88,305
     Catalog and Direct Marketing                                24,774              19,090              52,484              35,892
     Internet                                                    12,199               9,904              23,681              19,612
     Other                                                        7,032               5,310              10,650               8,747
                                                              ---------           ---------           ---------           ---------
Total Revenues                                                $ 102,408           $  82,797           $ 195,244           $ 152,556
                                                              ---------           ---------           ---------           ---------

Operating Contributions:
     Stores                                                   $   4,103           $     899           $   7,308           $   2,726
     Catalog and Direct Marketing                                 2,696                 981               6,287               2,171
     Internet                                                     1,182                 743               3,079                 990
     Unallocated                                                 (9,045)             (8,780)            (18,178)            (16,637)
                                                              ---------           ---------           ---------           ---------
     Loss Before Income Tax Benefit                           $  (1,064)          $  (6,157)          $  (1,504)          $ (10,750)
                                                              ---------           ---------           ---------           ---------

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The condensed balance sheets of the Company as of July 31, 2002 and 2001 and the related condensed statements of operations for the three-month and six-month periods, and statement of condensed cash flows for the six-month periods then ended have been reviewed by the Company's independent accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements is presented herein.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
Sharper Image Corporation
San Francisco, California

We have reviewed the accompanying condensed balance sheets of Sharper Image Corporation as of July 31, 2002 and 2001, and the related condensed statements of operations for the three-month and six-month periods, and cash flows for the six-month periods then ended. These financial statements are the responsibility of the Company's management.

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

August 14, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This report (including without limitation the statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) regarding the Company and our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development of new products or enhancements, store expansions, possible changes in legislation or economic conditions and other statements regarding matters that are not historical are forward-looking statements.

The forward-looking statements in this report are based on current expectations, estimates, forecasts and projections about the industry in which we operate and the beliefs and assumptions of our management. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, but are not limited to those set forth in the Management's Discussion and Analysis of Financial Condition and Results of Operations and under the Factors Affecting Future Operating Results as well as those discussed elsewhere in this report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of the report.

The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our annual report on Form 10-K for the fiscal year ended January 31, 2002 as filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The following table sets forth the results of operations expressed as a percentage of total revenues for the periods indicated.

                                                                Three Months Ended                Six Months Ended
                                                                    July 31,                          July 31,
                                                                    --------                          --------
Percentage of Total Revenues                                  2002              2001             2002           2001
----------------------------                                  ----              ----             ----           ----
Revenues:
     Net store sales                                          57.0%             58.5%            55.5%          57.9%
     Net catalog and direct marketing sales                   24.2              23.1             26.9           23.5
     Net Internet sales                                       11.9              12.0             12.1           12.9
     Net wholesale sales                                       4.1               3.3              2.7            2.6
     List rental and licensing                                 0.2               0.3              0.2            0.3
     Delivery                                                  2.6               2.8              2.6            2.8
                                                          --------         ---------         --------       --------
Total Revenues                                               100.0%            100.0%           100.0%         100.0%

Costs and Expenses:
     Cost of products                                         44.2              47.9             43.3           47.8
     Buying and occupancy                                     10.7              11.0             11.0           11.5
     Advertising                                              20.6              21.2             21.2           20.0
     General, selling
      and administrative                                      25.5              27.4             25.4           28.0

Other Income                                                     -              (0.1)            (0.1)          (0.3)
                                                          --------         ---------         --------       --------

Loss Before Income Taxes                                      (1.0)             (7.4)            (0.8)          (7.0)

Income Tax Benefit                                            (0.4)             (2.9)            (0.3)          (2.8)
                                                          --------         ---------         --------       --------

Net Loss                                                      (0.6)%            (4.5)%           (0.5)%         (4.2)%
                                                          ========         =========         ========       ========

The following table sets forth the components of total revenues for the periods indicated.

                                                         Three Months Ended                    Six Months Ended
                                                              July 31,                             July 31,
                                                              --------                             --------
                                                        2002             2001                2002              2001
                                                        ----             ----                ----              ----
Revenues (dollars in thousands)
--------
Net store sales                                 $     58,403     $      48,493       $    108,429     $      88,305
Net catalog and direct marketing sales                24,774            19,090             52,484            35,892
Net Internet sales                                    12,199             9,904             23,681            19,612
Net wholesale sales                                    4,182             2,748              5,286             3,900
                                                ------------     -------------       ------------     -------------

Total Net Sales                                       99,558            80,235            189,880           147,709

List rental and licensing                                214               232                446               480
Delivery                                               2,636             2,330              4,918             4,367
                                                ------------     -------------       ------------     -------------

Total Revenues                                  $    102,408     $      82,797       $    195,244     $     152,556
                                                ============     =============       ============     =============

Revenues

         Net sales for the second quarter increased $19,323,000, or 24.1%, from the comparable three-month period of the prior year. Net sales for the six-month period ended July 31, 2002 increased $42,171,000 or 28.6%, from the comparable period last year. Returns and allowances for the three-month and six-month periods ended July 31, 2002, were 11.4% and 11.3% of sales, as compared with 10.8% and 10.9% of sales for the comparable prior year periods. The increase in net sales for the three and six-month period ended July 31, 2002 compared to the same periods last year was primarily attributable to increases in net sales from stores of $9,910,000 and $20,124,000; catalog and direct marketing net sales of $5,684,000 and $16,592,000; Internet operations of $2,295,000 and $4,069,000;
and wholesale of $1,434,000 and $1,386,000, respectively.

         The popularity of our Sharper Image Design proprietary products and private label products continues to be a key factor in the year over year increases in net sales in all selling channels. We believe that the continued development and introduction of new and popular products is a key strategic objective and important to our future success. Sharper Image Design proprietary products and private label products increased from 69.0% of net sales in the comparable first six months of fiscal 2001 to 75.3% for the period ended July 31, 2002. We believe the increased investment in our advertising initiatives in fiscal 2001 and the first six months of fiscal 2002 was another key contributing factor to the higher revenues in all selling channels, and that these initiatives are broadening our customer base, which is an important factor in our future revenue growth, although there can be no assurances of the continued success of these and future advertising initiatives. This advertising strategy, including the significant increase in television infomercial advertising and single product mailers, highlighting selected Sharper Image Design proprietary products contributed to improved sales in all sales channels. Another key factor contributing to the increase in net sales was the opening of 20 new stores since July 31, 2001.

         For the three-month and six-month periods ended July 31, 2002, as compared with the same periods last year, net store sales increased $9,910,000, or 20.4%, and $20,124,000, or 22.8%, while comparable store sales increased by 5.3% and 8.9%, respectively. The increase in net store sales for the three and six-month periods ended July 31, 2002 were primarily attributable to the popularity of Sharper Image Design proprietary and private label products, the increased television infomercial and single product mailer advertising and the opening of 20 new stores, partially offset by the closing of one store at lease maturity since July 31, 2001. The increase in net store sales for the three-month period ended July 31, 2002 reflects a 14.0% increase in total store transactions and a 6.0% increase in average revenue per transaction, compared with the same prior year period. Total store transactions increased 14.4% for the six-months ended July 31, 2002, and average revenue per transaction increased by 7.5%, compared with the same prior year period.

         Comparable store sales is not a measure that has been defined under generally accepted accounting principles. The Company defines comparable store sales as sales from stores whose selling square feet did not change by more than 15% in the previous 12 months and which have been open at least 12 full months. Stores generally become comparable in their 13th full month of operation.

         For the three and six-month periods ended July 31, 2002, as compared with the same period of the prior year, net catalog and direct marketing sales, which includes sales generated from catalog mailings, single product mailers, print advertising and television infomercials, increased $5,684,000 or 29.8%, and $16,592,000 or 46.2%, respectively. The net sales increase from these direct marketing activities for the three month period ended July 31, 2002, as compared to the same period last year, was due primarily to a 12% increase in television infomercial advertising, 223% increase in single product mailers circulated, a 2% increase in Sharper Image catalogs circulated and a 4% increase in Sharper

Image catalog pages. For the three-month period ended July 31, 2002, the increase in net catalog and direct marketing sales reflects a 9.7% increase in transactions, and an increase of 17.3% in average revenue per order. The net sales increase from these direct marketing activities for the six month period ended July 31, 2002, as compared to the same period last year, was due primarily to a 44% increase in television infomercial advertising, 163% increase in single product mailers circulated, a 2% increase in Sharper Image catalogs circulated and a 5% increase in Sharper Image catalog pages. For the six-month period ended July 31, 2002, the increase in net catalog and direct marketing sales reflects a 19.4% increase in transactions, and an increase of 20.5% in average revenue per order.

For the three and six-month periods ended July 31, 2002, Internet sales from our sharperimage.com Web site, which includes the Sharper Image auction site, increased $2,295,000, or 23.2% and $4,069,000, or 20.7%, respectively, from the same periods last year. The Internet net sales increase for the three months ended July 31, 2002 was attributable to a 6.7% increase in average revenue per transaction, and a 2.7% increase in transactions, as compared to the same period last year. Excluding auction sales for this period, Internet sales increased
43.0%, transactions increased 16.5% and average revenue per transaction increased 22.7%. The Internet net sales increase for the six months ended July 31, 2002 was attributable to a 20.7% increase in average revenue per transaction, and a 1.0% increase in Internet transactions, as compared to the same period of the prior year. Excluding auction sales for this period, Internet sales increased 40.1%, transactions increased 17.1% and average revenue per transaction increased 19.6%.

We believe the variances between Internet net sales including auction sales, and Internet net sales excluding auction sales, were primarily attributable to our decision to raise bid prices and to reduce the number of products offered on our auction site, which resulted in achieving the goal of improving the gross margin rate and gross margin dollars from auctions, although we cannot assure you that such improvements will continue. We continue to utilize the auction site to increase our Internet business, broaden our customer base and manage inventories, including closeouts, repackaged and refurbished items.

For the three- and six-month periods ended July 31, 2002, wholesale sales increased $1,434,000, or 52.2%, and $1,386,000, or 35.5%, respectively, from the same periods of the prior year. The increase is primarily attributable to several new test programs entered into during the three-month period ended July 31, 2002.

Cost of Products

Cost of products for the three-month and six-month periods ended July 31, 2002 increased $5,638,000, or 14.2%, and increased $11,572,000, or 15.9%, from the comparable prior year periods. The increase in cost of products for the three and six-month periods are due to the higher sales volume compared to the same period last year which was partially offset by the lower cost of products related to the increase in sales of Sharper Image Design proprietary and private label products. The gross margin rate for the three and six-month periods ended July 31, 2002, was 55.7% and 56.7%, respectively, which was 3.7 and 4.6 percentage points higher than the comparable periods of the prior year. The increase in gross margin rate was due to increased sales of Sharper Image Design proprietary and private label products, which generally carry higher margins than branded products. Sharper Image Design proprietary and private label products percentage of net sales, exclusive of wholesale, increased to 75.3% from 69.0% for the six-month period ended July 31, 2002, as compared to the same prior year period.

Our gross margin rate fluctuates with the changes in our merchandise mix, primarily Sharper Image Design proprietary and private label products, which is affected by new items available in various categories or introduced by us. The variation in merchandise mix from category to category from year to year reflects the characteristic that we are driven by individual products as opposed to general lines of merchandise. Additionally, the auction sites and other selected promotional activities, such as free shipping offers, in part, tend to offset the rate of increase in our gross margin rate.

It is impossible to predict future gross margin rates accurately, although our goal is to continue to increase sales of Sharper Image Design proprietary products and other exclusive private label products, as these products generally carry higher margins than branded products and may be less susceptible to price comparisons by customers. The popularity of these proprietary and private label products contributed to the 3.7 and 4.6 percentage point increase in the gross margin rate for the three and six-month periods ended July 31, 2002. We believe that the introduction of new proprietary and private label products at gross margins that are anticipated to be in excess of the average of those currently being realized should continue to have a positive impact on our gross margin rate for 2002, but we cannot assure you that we will successfully introduce those products, or that proprietary and private label products will continue to have gross margins in excess of the average gross margin. To the extent that the sales of popular proprietary products continues to be a higher proportion of total sales, this could have a positive impact on the gross margin rate for fiscal 2002 and in the future, although we cannot assure you such increase in gross margin will occur.

Buying and Occupancy

Buying and occupancy costs for the three-month and six-month periods ended July 31, 2002 increased $1,834,000, or 20.2%, and $3,751,000, or 21.2% from the comparable prior year periods. The increase reflects the occupancy costs associated with the 20 new stores opened since July 31, 2001 and rent increases associated with lease renewals, partially offset by the occupancy costs of the one Sharper Image store closed at lease maturity since July 31, 2001. Buying and occupancy costs as a percentage of total revenues decreased to 10.7% from 11.0% for the three-month period ended July 31, 2002, and decreased to 11.0% from 11.5% for the six-month period ended July 31, 2002. Our goal is to continue to grow the number of new stores by 10%-15% on an annual basis, but we cannot assure you we will achieve this goal.

Advertising

Advertising for the three-month and six-month periods ended July 31, 2002 increased $3,557,000, or 20.2%, and $10,883,000, or 35.7%, from the comparable prior year periods. The increase in advertising expense for the three-month period ended July 31, 2002 was primarily attributable to a 12% increase in television infomercial advertising, a 223% increase in the number of single-product mailers circulated, a 4% increase in the number of Sharper Image catalogs pages and a 2% increase in the number of Sharper Image catalogs circulated. During the three-month period we increased the circulation of our single-product mailers and we will continue to monitor the effectiveness of this type of advertising in order to get an appropriate return on investment. Advertising expenses as a percentage of total revenues decreased to 20.6% from 21.2% for three-month period ended July 31, 2002. The increase in advertising expense for the six month period ended July 31, 2002 was primarily attributable to a 44% increase in television infomercial advertising, a 163% increase in the number of single-product mailers circulated, a 5% increase in the number of Sharper Image catalogs pages and a 2% increase in the number of Sharper Image catalogs circulated. Advertising expenses as a percentage of total revenues increased to 21.2% from 20.0% for six-month period ended July 31, 2002.

During the three- and six-month periods, we continued our other multimedia advertising initiatives, which included radio, television and print advertising, among others. Although we believe they contributed to the increase in sales in the stores, catalog and direct marketing and Internet channels, there can be no assurance of the continued success of these advertising initiatives.

During the three- and six-month period ended July 31, 2002, we increased our television media spending on infomercials highlighting selected Sharper Image Design products. The broad appeal of our Sharper Image Design products in conjunction with the higher gross margin rates allowed us to achieve our return on investment goal, which represents a benchmark ratio of net sales to media expense, on this type of advertising expenditure in the first half of 2002. Advertising expense as a percentage of total net sales, excluding television infomercial net sales and expenses, was 15.6% and 16.0%, respectively, for the three months ended July 31, 2002 and 2001, and 14.4% and 13.8%, respectively, for the six months ended July 31, 2002 and 2001.

We believe that the expansion of our multimedia advertising initiatives of direct marketing, television and radio contributed to the sales increases for the first six months of fiscal 2002 and will continue be an important factor in our future revenue growth. As a result, advertising costs, which include television infomercial, catalog circulation, catalog pages, and other marketing activities, are anticipated to be higher in fiscal 2002. Additionally, the higher cost of postage on various direct marketing mailers, including the catalog and single product mailers, has contributed to advertising cost increases, which we believe may be partially offset by anticipated savings from lower paper costs during fiscal 2002.

General, Selling and Administrative Expenses

General, selling and administrative (GS&A) expenses for the three-month and six-month periods ended July 31, 2002 increased $3,454,000, or 15.2%, and $6,879,000, or 16.1%, from the comparable prior year periods. The increase was primarily due to increases in variable expenses from increased net sales and overall selling expenses related to the 20 new stores opened since July 31, 2001, partially offset by the reduced selling expenses of one store closed at lease maturity since July 31, 2001. The increase was also due to our continued development of Sharper Image Design proprietary products and the technological system enhancements made in operational areas of our Company. GS&A expenses for the three-month period ended July 31, 2002 decreased as a percentage of total revenues to 25.5% from 27.4%. For the six-month period ended July 31, 2002 GS&A expenses decreased as a percentage of total revenues to 25.4% from 28.0%. The decline in the GS&A percentage is the result of our continual review of GS&A expenses and infrastructure combined with better leverage of fixed costs on an expanding sales base.

Other Income

Other income, net, for the three and six-month periods ended July 31, 2002, decreased $35,000 and $357,000 from the comparable prior year periods, primarily due to the decrease in interest income earned due to the reduction in interest rate earned on invested balances.

Liquidity and Capital Resources

We met our short-term liquidity needs and our capital requirements in the six-month period ended July 31, 2002 with cash generated by operations, trade credits and existing cash balances.

Net cash used for operating activities totaled $15,428,000 for the first six months of fiscal 2002, as compared to $32,912,000 for the first six months of fiscal 2001. The improvement in net cash used for operating activities of $17,484,000 is primarily due to the decrease in the net loss and the timing of vendor and tax payments. The improvement was partially offset by the increased merchandise inventory levels due to the 20 new stores opened since July 31, 2001 and the gradual build up of inventory in anticipation of a possible West Coast Longshoreman's labor union strike. The improvement was also partially offset by the increase in accounts receivable balances due to the increase in our wholesale sales.

Net cash used in investing activities, primarily capital expenditures for new stores, design and tooling costs for Sharper Image proprietary products and technological upgrades to our operational infrastructure, totaled $10,134,000 in the first six months of fiscal 2002 compared to $8,502,000 in the same period of fiscal 2001. During the first six months of fiscal 2002, we opened nine new stores and closed one store at its lease maturity.

Net cash provided by financing activities totaled $1,516,000 during the first six months of fiscal 2002, which was the result of $1,602,000 in proceeds from the issuance of common stock in connection with our stock option plan, partially offset by $86,000 related to payments on our mortgage loan and revolving credit facility.

We have a credit facility with The CIT Group/Business Credit, Inc. (CIT) with an expiration date of September 2004. The credit facility allows us borrowings and letters of credit up to a maximum of $33 million for the period from October 1 through December 31, and $20 million for other times of the year based on inventory levels. The credit facility is secured by our inventory, accounts receivable, general intangibles and certain other assets. Borrowings under this facility bear interest at either the prime rate plus a margin or at LIBOR plus a margin, based on our financial performance. The credit facility contains certain financial covenants pertaining to interest coverage ratio and net worth and contains limitations on operating leases, other borrowings, dividend payments and stock repurchases. At July 31, 2002, we had no amounts outstanding on our credit facility and letter of credit commitments outstanding under the credit facility were $12.8 million.

In addition, the credit facility provides for term loans for capital expenditures ("Term Loans") up to $2.0 million. Amounts borrowed under the Term Loans bear interest at a variable rate of either prime rate plus a margin or at LIBOR plus a margin based on the Company's financial performance. Each Term Loan is to be repaid in 36 equal monthly principal installments. As of July 31, 2002, there were no outstanding Term Loans on this facility.

During the six-month period ended July 31, 2002, we opened nine new stores located at the Garden State Plaza in Paramus, New Jersey, Baybrook Mall in Friendswood, Texas, Willowbrook Mall in Houston, Texas, Woodbury Common in Central Valley, New York, in Downtown Los Gatos, California, Park Place in Tucson, Arizona, Aspen Grove in Littleton, Colorado, Montgomery Mall in Bethesda, Maryland, and Marlton Square Shopping Center in Marlton, New Jersey. We closed one store at its lease maturity. For the remainder of fiscal 2002, we plan to reach our goal of a 10-15% increase in the number of new stores opened and to remodel approximately five to eight stores at lease maturity. Total capital expenditures are estimated to be approximately $16 million to $20 million for fiscal 2002.

We believe we will be able to fund our cash needs for the remainder of fiscal 2002 through existing cash balances, cash generated from operations, trade credits and our credit facility.

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

If sales of a significant product decrease, our stock price maybe adversely affected

         During the first six months of fiscal 2002, the sales of an individual product contributed significantly to our total revenues. Sales of this product was approximately 21% of our total revenues for the first six months of fiscal 2002. Although management believes that this product will continue to constitute a significant portion of our sales during the last six months of fiscal 2002, we cannot assure you that sales of this product will continue to increase or will continue at this level.

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

Our success depends in part on our ability to design, develop, obtain and timely deliver our proprietary products

         We are increasingly dependent on the success of the proprietary products that we design and develop for our customers. Some of these products or a group of related products, which are affected by customers' demands and the level of our marketing and advertising efforts, can produce sales volume that is significant to a particular reporting period's total sales volume. We must design and develop products that meet the demands of our customers as well as create customer demand for newly introduced products. We must also manufacture these products cost-effectively.

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

         All products we purchase from vendors in Asia must be shipped to our distribution centers by freight carriers and we cannot assure you that we will be able to obtain sufficient freight capacity at favorable rates. Our inability to acquire suitable products in a cost-effective, timely manner or the loss of one or more key vendors or freight carriers could have a negative effect on our business. On July 1, 2002, the labor contract between the International Longshore and Warehouse Union (ILWU) and the Pacific Maritime Association expired and has not been renewed. This contract affects all of the ports on the Western Coast of the United States. The members of the ILWU are primarily responsible for the removal of cargo from container loaded shipping vessels and are working under a daily extension of the contract. Many of our shipments from Asia move through these West Coast U.S. ports. If there is a work stoppage or strike, the timely delivery of our products will be jeopardized and will negatively impact our sales. During the second quarter of fiscal 2002, we began a gradual buildup of merchandise inventory in anticipation of a possible work stoppage by the ILWU and have put into place contingency plans. The contingency plans will not offset the significant impact a strike would have on the company. The contingency plans include increased usage of airfreight transportation, which will have a negative impact on the company's future earnings.

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

We are subject to inquiries from regulatory agencies

In the normal course of business, our products are the subject of inquiries from regulatory agencies. We cannot predict the occurrence or outcome of any such inquiries and the outcome of such inquiry or review could have a material adverse affect on sales and may reduce our profitability. Furthermore, our success in developing Sharper Image Design proprietary products may increase these inquiries, as we are solely responsible for handling regulatory compliance issues with our proprietary products.

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

         We generally experience lower revenues and net operating results during the other quarters and have historically and may continue to experience losses in these quarters. Our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including, among other things, the timing of new store openings, net sales contributed by new stores, increases or decreases in comparable store sales, changes in our merchandise mix and net catalog sales.

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

We are dependent on the success of our advertising and marketing efforts

         Our revenues depend in part on our ability to effectively market and advertise our products through The Sharper Image catalog and other advertising vehicles. Increases in advertising, paper or postage costs may limit our ability to advertise without reducing our profitability. If we decrease our advertising efforts due to increased advertising costs, restrictions placed by regulatory agencies, or for any other reason, our future operating results may be materially adversely affected. We are also utilizing and constantly testing other advertising media, such as television infomercials, radio, and single product mailings, and significantly increased our advertising expenditures in fiscal 2001. While we believe that increased expenditures on these and other media have resulted in increasing revenues during the first half of fiscal 2002, we cannot assure you that this trend will continue in the future. We expect to continue to spend on advertising and marketing at increased levels in the future, but may not continue to produce a sufficient level of sales to cover such expenditures, which would reduce our profitability.

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

         Catalog production and mailings entail substantial paper, postage, merchandise acquisition and human resource costs, including costs associated with catalog development and increased inventories. We incur nearly all of these costs prior to the mailing of each catalog. As a result, we are not able to adjust the costs being incurred in connection with a particular mailing to reflect the actual performance of the catalog. If we were to experience a significant shortfall in anticipated revenue from a particular mailing, and thereby not recover the costs associated with that mailing, our future results would be adversely affected. In addition, response rates to our mailings and, as a result, revenues generated by each mailing are affected by factors such as consumer preferences, economic conditions, the timing and mix of catalog mailings, the timely delivery by the postal system of our catalog mailings and changes in our merchandise mix, several or all of which may be outside our control. Further, we have historically experienced fluctuations in the response rates to our catalog mailings. If we are unable to accurately target the appropriate segment of the consumer catalog market or to achieve adequate response rates, we could experience lower sales, significant markdowns or write-offs of inventory and lower margins, which would adversely affect our future results. During the third quarter of fiscal 2001, we experienced delays and non-delivery of several catalog mailings due to the post office closures and mail interruptions that occurred after the September 11, 2001 terrorist attacks which had a material negative impact on sales during this period.

Our catalog costs are unpredictable

         Historically, a significant portion of our revenues has been generated from purchases made by customers driven by The Sharper Image catalog. Increases in the costs of producing and distributing the catalog may reduce the profitability of our catalog, store and Internet sales. Specifically, we may experience increases in postage, paper or shipping costs due to factors beyond our control. As a result, our future results may be adversely affected.
Effective June 30, 2002, we have received an increase in postage rates for fiscal 2002.

The terrorist attacks that took place in the United States on September 11, 2001, and the mail service interruption and post office closures that commenced in September 2001 are unprecedented events that have created many economic and political uncertainties, some of which may harm our business and prospects.

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

         Our comparable store sales have fluctuated significantly in the past and we believe that such fluctuations may continue. Our historic comparable store net sales changes were as follows:
                                                                 Percentage
                                 Fiscal Year                 Increase (Decrease)
                                 -----------                 -------------------
                                     1999                          12.3
                                     2000                          29.0
                                     2001                         (16.0)
                            2002 (First six months)                 8.9

         These historic results are not necessarily indicative of future results, and we cannot assure you that our comparable store sales results will not continue to increase in the future. Any reduction in or failure to increase our comparable store sales results could impact our future operating performance and cause the price of the common stock to fluctuate.

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

We face certain litigation risks

         We are party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, results of operations, or financial condition.

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

We are controlled by a single shareholder

         As of September 11, 2002, Richard Thalheimer beneficially owned approximately 34% of all of the outstanding shares of the common stock of the Company. As a result, Mr. Thalheimer will continue to exert substantial influence over the election of directors and over our corporate actions.

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

Our  charter  documents,   Delaware  law,  our  stockholders  rights  and  other
agreements may make a takeover more difficult

         We are a Delaware corporation. The Delaware General Corporation Law contains certain provisions that may make a change in control of our company more difficult or prevent the removal of incumbent directors. In addition, our Certificate of Incorporation and Bylaws and our stockholders rights and other agreements contain provisions that may have the same effect. These provisions may have a negative impact on the price of our common stock, may discourage third-party bidders from making a bid for our company or may reduce any premiums paid to stockholders for their common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risks, which include changes in interest rates and, to a lesser extent, foreign exchange rates. The Company does not engage in financial transactions for trading or speculative purposes.

The interest payable on the Company's credit facility is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable debt rose 0.48% (10% from the bank's reference rate) during the three or six-month periods ending July 31, 2002, the Company's results from operations and cash flows would not have been materially affected. In addition, the Company has fixed and variable income investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio.

The Company enters into a significant amount of purchase obligations outside of the U.S. that are settled in U. S. dollars, and therefore, has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that foreign currency exchange risk is immaterial.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable.

                                     PART II

                                OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's 2002 Annual Meeting of Stockholders (the Annual Meeting) was held on June 3, 2002.

         The following matters were voted on by the stockholders:

                  1. Election of five Directors. Messrs. Richard J. Thalheimer, Alan Thalheimer, Gerald Napier, Morton David, and George James were elected to the Company's Board of Directors. The results of the voting were as follows: 10,256,102 votes in favor of Richard J. Thalheimer, with 992,657 votes withheld; 11,215,339 votes in favor of Alan Thalheimer, with 33,420 votes withheld; 11,229,130 votes in favor of Gerald Napier, with 19,629 votes withheld; 11,230,599 votes in favor of Morton David, with 18,160 votes withheld; and 11,229,605 votes in favor of George James, with 19,154 votes withheld.

                  2. Ratification of selection of Deloitte & Touche LLP as independent public accountants for the Company for the fiscal year ending January 31, 2003. The result of the vote was 11,229,899 in favor, 17,820 against, and 1,040 abstaining.

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

15.0     Letter Re: Unaudited Interim Financial Information.

99.1 Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer.

99.2 Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer.

(b)      Reports on Form 8-K

         The Company has not filed any reports on Form 8-K for the three months ended July 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SHARPER IMAGE CORPORATION


Date: September 16, 2002                   by:/s/  Tracy Y. Wan
                                              -----------------
                                                   Tracy Y. Wan
                                                   President
                                                   Chief Operating Officer


                                           by:/s/  Jeffrey P. Forgan
                                              ----------------------
                                                   Jeffrey P. Forgan
                                                   Executive Vice President
                                                   Chief Financial Officer

CERTIFICATIONS

I, Richard Thalheimer, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Sharper Image Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 16, 2002


By:/s/  Richard Thalheimer
   -----------------------
Chief Executive Officer


I, Jeffrey P. Forgan, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Sharper Image Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 16, 2002


By:/s/  Jeffrey P. Forgan
   ----------------------
Chief Financial Officer