Form 10-Q
period 2002-10-31
SHARPER IMAGE CORP
filed 2002-12-16
CIK 811696

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 2002 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to

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

                           Yes  X       No
                               ---

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                           Yes  X       No
                               ---


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

    Common Stock, $0.01 par value, 12,634,752 shares as of December 12, 2002

                            SHARPER IMAGE CORPORATION
                               REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED OCTOBER 31, 2002


                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

   Item 1.  Financial Statements (Unaudited)                                 3
            Condensed Balance Sheets
            Condensed Statements of Operations
            Condensed Statements of Cash Flows
            Notes to Condensed Financial Statements

   Item 2.  Management's Discussion and Analysis of Results of
             Operations and Financial Condition                             11

   Item 3.  Quantitative and Qualitative Disclosure About Market Risk       31

   Item 4.  Controls and Procedures                                         32


PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                                33


SIGNATURES                                                                  34

PART I
FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

SHARPER IMAGE CORPORATION
CONDENSED BALANCE SHEETS
(Unaudited)

                                                                 October 31,        January 31,       October 31,
                                                                    2002               2002              2001
Dollars in thousands, except per share amounts                                       (Note A)
                                                                 ----------         ----------        -----------
ASSETS
Current Assets:
   Cash and equivalents                                          $    1,904         $   40,417        $     1,509
   Accounts receivable, net of allowance for doubtful
    accounts of $684, $1,082 and $734                                12,335              8,098             11,794
   Merchandise inventories                                           93,769             50,151             81,216
   Deferred catalog costs                                             6,945              3,844              7,117
   Prepaid expenses and other                                        12,347             10,648             14,447
                                                                 ----------         ----------        -----------
Total Current Assets                                                127,300            113,158            116,083
Property and equipment, net                                          51,333             44,862             44,106
Deferred taxes and other assets                                       4,836              4,318              6,341
                                                                 ----------         ----------        -----------
Total Assets                                                     $  183,469         $  162,338        $   166,530
                                                                 ==========         ==========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                         $   59,899         $   41,773        $    54,872
   Short term borrowings                                                  -                  -              7,625
   Deferred revenue                                                  17,737             16,982             13,370
   Income taxes payable                                                   -                807                  -
   Current portion of notes payable                                     185                174                170
                                                                 ----------         ----------        -----------
Total Current Liabilities                                            77,821             59,736             76,037
Notes payable                                                         1,893              2,033              2,077
Other liabilities                                                     6,813              5,826              5,804
                                                                 ----------         ----------        -----------
Total Liabilities                                                    86,527             67,595             83,918
                                                                 ----------         ----------        -----------

Commitments and contingencies                                             -                  -                  -

Stockholders' Equity:
 Preferred stock, $0.01 par value:
  Authorized 3,000,000 shares: Issued and outstanding, none               -                  -                  -
 Common stock, $0.01 par value:
  Authorized 25,000,000 shares: Issued and outstanding,
  12,631,886, 11,970,684 and 11,897,857 shares                          127                120                119
 Additional paid-in capital                                          46,155             42,582             42,013
 Retained earnings                                                   50,660             52,041             40,480
                                                                 ----------         ----------        -----------
Total Stockholders' Equity                                           96,942             94,743             82,612
                                                                 ----------         ----------        -----------
Total Liabilities and Stockholders' Equity                       $  183,469         $  162,338        $   166,530
                                                                 ==========         ==========        ===========


                  See notes to condensed financial statements.

SHARPER IMAGE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                                                         Three Months Ended                  Nine Months Ended
Dollars in thousands, except per share amounts               October 31,                        October 31,
                                                             -----------                        -----------
                                                       2002            2001               2002              2001
                                                       ----            ----               ----              ----
REVENUES:
   Sales                                           $   116,863     $    84,495        $   330,834       $   250,241
   Less: returns and allowances                         13,672          10,146             37,763            28,184
                                                   -----------     -----------        -----------       -----------
  Net Sales                                            103,191          74,349            293,071           222,057
   Other revenue                                         2,918           2,655              8,282             7,503
                                                   -----------     -----------        -----------       -----------
                                                       106,109          77,004            301,353           229,560
                                                   -----------     -----------        -----------       -----------
COSTS AND EXPENSES:
   Cost of products                                     48,218          38,084            132,655           110,949
   Buying and occupancy                                 11,265           9,922             32,676            27,583
   Advertising                                          20,027          12,667             61,357            43,114
   General, selling, and administrative                 27,361          22,338             77,034            65,132
                                                   -----------     -----------        -----------       -----------
                                                       106,871          83,011            303,722           246,778
                                                   -----------     -----------        -----------       -----------

OPERATING LOSS                                            (762)         (6,007)            (2,369)          (17,218)
                                                   -----------     -----------        -----------       -----------
OTHER INCOME (EXPENSE):
   Interest income                                          23              20                266               577
   Interest expense                                        (80)            (90)              (209)             (227)
   Other income (expense), net                             (16)           (281)               (27)             (241)
                                                   -----------     -----------        -----------       -----------
                                                           (73)           (351)                30               109
                                                   -----------     -----------        -----------       -----------

Loss before income tax benefit                            (835)         (6,358)            (2,339)          (17,109)

Income tax benefit                                        (342)         (2,543)              (958)           (6,844)
                                                   -----------     -----------        -----------       -----------

Net loss                                           $      (493)    $    (3,815)       $    (1,381)      $   (10,265)
                                                   ============    ===========        ===========       ============

Net loss per share
  -  Basic                                         $     (0.04)    $    (0.32)        $     (0.11)      $     (0.86)
                                                   ============    ===========        ===========       ===========
  -  Diluted                                       $     (0.04)    $    (0.32)        $     (0.11)      $     (0.86)
                                                   ============    ===========        ===========       ===========

Weighted Average Number of Shares -
       Basic                                        12,422,000      11,897,000         12,223,000        11,897,000
       Diluted                                      12,422,000      11,897,000         12,223,000        11,897,000

SHARPER IMAGE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                          Nine Months Ended
                                                                                            October 31,
                                                                                           -----------
Dollars in thousands                                                                   2002             2001
                                                                                       ----             ----
Cash was Provided by (Used for) Operating Activities:
   Net loss                                                                     $    (1,381)      $  (10,265)
   Adjustments to reconcile net loss to net cash used for operations:
     Depreciation and amortization                                                   10,782            7,580
     Deferred rent expenses and landlord allowances                                     159              263
     Loss on disposal of equipment                                                       49              412
   Changes in:
     Merchandise inventories                                                        (43,618)         (19,257)
     Accounts receivable                                                             (4,237)          (2,072)
     Deferred catalog costs, prepaid expenses and other assets                       (4,462)          (9,243)
     Accounts payable and accrued expenses                                           18,126             (143)
     Deferred revenue, income taxes payable and other liabilities                       (80)          (8,982)
                                                                                ------------      -----------
Cash Used for Operating Activities                                                  (24,662)         (41,707)
                                                                                ------------      -----------

Cash was Used for Investing Activities:
   Property and equipment expenditures                                              (17,302)         (15,624)
                                                                                ------------      -----------
Cash Used for Investing Activities                                                  (17,302)         (15,624)
                                                                                ------------      -----------

Cash was Provided by (Used for) Financing Activities:
   Proceeds from issuance of common stock, including
     stock options exercised                                                          3,580              302
   Repurchase of common stock                                                             -             (987)
   Proceeds from notes payable and revolving credit facility                          5,000           10,475
   Principal payments on notes payable revolving credit facility                     (5,129)          (2,969)
                                                                                ------------      -----------
Cash Provided by Financing Activities                                                 3,451            6,821
                                                                                -----------       ----------

Net Decrease in Cash and Equivalents                                                (38,513)         (50,510)
                                                                                ------------      -----------
Cash and Equivalents at Beginning of Period                                          40,417           52,019
                                                                                -----------       ----------

Cash and Equivalents at End of Period                                           $     1,904       $    1,509
                                                                                ===========       ==========

Supplemental Disclosure of Cash Paid for:
   Interest                                                                     $       195       $      201
   Income Taxes                                                                 $       707       $    7,991

                  See notes to condensed financial statements.

                            SHARPER IMAGE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

       Three-month and nine-month periods ended October 31, 2002 and 2001

                                   (Unaudited)
NOTE A- Financial Statements

The accompanying unaudited condensed financial statements have been prepared from the records of the Sharper Image Corporation (the "Company") without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at October 31, 2002 and 2001; the results of operations for the three and nine months ended October 31, 2002 and 2001; and changes in cash flows for the nine months ended October 31, 2002 and 2001. The balance sheet at January 31, 2002, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended.

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

Certain reclassifications are made to prior periods' financial statements in order to conform to current period presentations.

NOTE B- Revolving Loan and Notes Payable

The Company has a revolving secured credit facility (the "credit facility") with an expiration date of September 2004. The credit facility allows the Company borrowings and letters of credit up to a maximum of $33 million for the period from October 1 through December 31, and $20 million for other times of the year based on inventory levels. The credit facility is secured by the Company's inventory, accounts receivable, general intangibles and certain other assets. Borrowings under this facility bear interest at either the prime rate plus a margin or at LIBOR plus a margin, based on the Company's financial performance. The credit facility contains certain financial covenants pertaining to interest coverage ratio and net worth and contains limitations on operating leases, other borrowings, dividend payments and stock repurchases. At October 31, 2002, we had no amounts outstanding on our credit facility and letter of credit commitments outstanding under the credit facility were $7.0 million.

In addition, the credit facility provides for term loans for capital expenditures ("Term Loans") up to $2.0 million. Amounts borrowed under the Term Loans bear interest at a variable rate of either prime rate plus a margin or at LIBOR plus a margin based on the Company's financial performance. Each Term Loan is to be repaid in 36 equal monthly principal installments. As of October 31, 2002, there were no outstanding Term Loans on this facility.

NOTE C - Earnings (Loss) Per Share

Basic earnings per share is computed as net income available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares to be issued through stock options.

                                                       Three Months Ended                    Nine Months Ended
                                                           October 31,                          October 31,
                                                     2002              2001                2002             2001
                                                     ----              ----                ----             ----
Net loss                                         $     (493,000)  $   (3,815,000)      $   (1,381,000)  $  (10,265,000)
Average shares of common stock
     outstanding during the period                   12,422,000       11,897,000           12,223,000       11,897,000
                                                 ==============   ==============       ==============   ==============

Basic loss per share                             $        (0.04)   $       (0.32)       $       (0.11)   $       (0.86)
                                                 ==============   ==============       ==============   ==============

Average shares of common stock
     outstanding during the period                   12,422,000       11,897,000           12,223,000       11,897,000
     Add:
     Incremental shares from assumed
     Exercise of stock options                                -                -                    -                -
                                                 --------------   --------------       --------------   --------------

                                                     12,422,000       11,897,000           12,223,000       11,897,000
                                                 ==============   ==============       ==============   ==============

Diluted loss per share                           $        (0.04)   $       (0.32)       $       (0.11)   $       (0.86)
                                                 ==============   ==============       ==============   ==============


The potential effects of stock options were excluded from the diluted earnings per share for the three and nine-month periods ended October 31, 2002 and 2001 because their inclusion in net loss periods would be anti-dilutive to the earnings per share calculation.

Options to purchase 2,713,794 and 2,517,043 shares of common stock were outstanding as of October 31, 2002 and 2001, respectively. Of these options, 1,399,207 and 467,898 stock options for the three months ended October 31, 2002 and 2001, respectively, and 1,468,489 and 667,053 stock options for the nine months ended October 31, 2002 and 2001, respectively, were excluded from dilutive earnings per share calculation because the Company was in a net loss position and their inclusion would have been anti-dilutive.

Had the Company been in a net income position, stock options of 27,400 and 1,363,582 for the three months ended October 31, 2002 and 2001, respectively and stock options of 40,700 and 312,934 for the nine months ended October 31, 2002 and 2001, respectively, would have been excluded from the diluted earnings per share calculation because the option exercise price exceeded the average stock price for those periods.

NOTE D - Recent Accounting Standard


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

Financial information for the Company's business segments is as follows:

                                                           Three Months Ended                 Nine Months Ended
                                                              October 31,                       October 31,
                                                              -----------                       -----------
                                                          2002            2001              2002             2001
                                                          ----            ----              ----             ----
Dollars in thousands
Revenues:
     Stores                                          $    57,154     $    41,826       $    165,583     $   130,131
     Catalog and Direct Marketing                         23,304          17,089             75,788          52,981
     Internet                                             12,758           9,698             36,439          29,310
     Other                                                12,893           8,391             23,543          17,138
                                                     -----------     -----------       ------------     -----------
Total Revenues                                       $   106,109     $    77,004       $    301,353     $   229,560
                                                     -----------     -----------       ------------     -----------

Operating Contributions:
     Stores                                          $     2,774     $       190       $     10,082     $     2,916
     Catalog and Direct Marketing                          2,999             434              9,286           2,605
     Internet                                              1,225             909              4,304           1,899
     Unallocated                                          (7,833)         (7,891)           (26,011)        (24,529)
                                                     ------------    ------------      -------------    ------------
Loss Before Income Tax Benefit                       $      (835)    $    (6,358)      $     (2,339)    $   (17,109)
                                                     ------------    ------------      -------------    ------------


INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The condensed balance sheets of the Company as of October 31, 2002 and 2001, and the related condensed statements of operations for the three-month and nine-month periods, and statement of condensed cash flows for the nine-month periods then ended have been reviewed by the Company's independent accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements is presented herein.

INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors
Sharper Image Corporation:


We have reviewed the accompanying condensed balance sheets of Sharper Image Corporation as of October 31, 2002 and 2001, and the related condensed statements of operations for the three-month and nine-month periods, and cash flows for the nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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


November 20, 2002

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

RESULTS OF OPERATIONS
The following table sets forth the results of operations expressed as a percentage of total revenues for the periods indicated.

                                                                Three Months Ended                Nine Months Ended
                                                                   October 31,                       October 31,
                                                                   -----------                       -----------
Percentage of Total Revenues                                 2002             2001              2002           2001
----------------------------                                 ----             ----              ----           ----
Revenues:
     Net store sales                                          53.9%             54.3%            54.9%          56.7%
     Net catalog and direct marketing sales                   22.0              22.2             25.1           23.1
     Net Internet sales                                       12.0              12.6             12.1           12.8
     Net wholesale sales                                       9.4               7.5              5.1            4.2
     List rental and licensing                                 0.3                .5              0.3             .4
     Delivery                                                  2.4               2.9              2.5            2.8
                                                          --------         ---------         --------       --------
Total Revenues                                               100.0%            100.0%           100.0%         100.0%

Costs and Expenses:
     Cost of products                                         45.4              49.5             44.0           48.3
     Buying and occupancy                                     10.6              12.9             10.8           12.0
     Advertising                                              18.9              16.4             20.4           18.8
     General, selling and administrative                      25.8              29.0             25.6           28.4

Other (Income) Expense                                         0.1               0.5             (0.0)          (0.0)
                                                          --------         ---------------------------      ---------

Loss Before Income Taxes                                      (0.8)             (8.3)            (0.8)          (7.5)

Income Tax Benefit                                            (0.3)             (3.3)            (0.3)          (3.0)
                                                          ---------        ----------        ---------      ---------

Net Loss                                                      (0.5)%            (5.0)%           (0.5)%         (4.5)%
                                                          =========        ==========        =========      =========

The following table sets forth the components of total revenues for the periods indicated.

                                                         Three Months Ended                    Nine Months Ended
                                                             October 31,                          October 31,
                                                             -----------                          -----------
                                                        2002             2001                2002              2001
                                                        ----             ----                ----              ----
Revenues (dollars in thousands)
Net store sales                                 $     57,154     $      41,826       $    165,583     $     130,131
Net catalog and direct marketing sales                23,304            17,089             75,788            52,981
Net Internet sales                                    12,758             9,698             36,439            29,310
Net wholesale sales                                    9,975             5,736             15,261             9,635
                                                ------------     -------------       ------------     -------------

Total Net Sales                                      103,191            74,349            293,071           222,057

List rental and licensing                                360               389                806               870
Delivery                                               2,558             2,266              7,476             6,633
                                                ------------     -------------       ------------     -------------

Total Revenues                                  $    106,109     $      77,004       $    301,353     $     229,560
                                                ============     =============       ============     =============

Revenues

Net sales for the third quarter increased $28,842,000, or 38.8%, from the comparable three-month period of the prior year. Net sales for the nine-month period ended October 31, 2002 increased $71,014,000, or 32.0%, from the comparable period last year. Returns and allowances for the three and nine-month periods ended October 31, 2002, were 11.7% and 11.4% of sales, as compared with 12.0% and 11.3% of sales for the comparable prior year periods. The increase in net sales for the three and nine-month period ended October 31, 2002 compared to the same periods last year was primarily attributable to increases in net sales from stores of $15,328,000 and $35,452,000; catalog and direct marketing net sales of $6,215,000 and $22,807,000; Internet operations of $3,060,000 and $7,129,000; and wholesale of $4,239,000 and $5,626,000, respectively.

The popularity of our Sharper Image Design proprietary products and private label products continues to be a key factor in the year over year increases in net sales in all selling channels. We believe that the continued development and introduction of new and popular products is a key strategic objective and important to our future success. Sharper Image Design proprietary products and private label products increased to 75% of net sales in the third quarter of 2002, from 73% in the same period in 2001, and increased to 75% of net sales for the nine-month period ended October 31, 2002 from 70% in the same period in 2001. We believe the increased investment in our advertising initiatives in fiscal 2001 and the first nine months of fiscal 2002 was another contributing factor to the higher revenues in all selling channels. Our current initiatives are also broadening our customer base, which we believe is an important factor in our future revenue growth. There can be no assurances of the continued success of our current or future advertising initiatives. This advertising strategy, including the significant increase in television infomercial advertising and single product mailers, highlighting selected Sharper Image Design proprietary products contributed to improved sales in all sales channels. Another factor contributing to the increase in net sales was the opening of 16 new stores since October 31, 2001.

For the three and nine-month periods ended October 31, 2002, as compared with the same periods last year, net store sales increased $15,328,000, or 36.6%, and $35,452,000, or 27.2%, while comparable store sales increased by 23.8% and 13.6%, respectively. The increase in net store sales for the three and nine-month periods ended October 31, 2002 were primarily attributable to the opening of 16 new stores since October 31, 2001, the popularity of Sharper Image Design proprietary and private label products and the increased television infomercial and single product mailer advertising. The increase was partially offset by the closing of two stores at lease maturity since October 31, 2001. The increase in net store sales for the three-month period ended October 31, 2002 reflects a 17.6% increase in total store transactions and a 13.1% increase in average revenue per transaction, compared with the same period from the prior year. Total store transactions increased 15.4% for the nine-months ended October 31, 2002, and average revenue per transaction increased by 9.3%, compared with the same prior year period.

Comparable store sales is not a measure that has been defined under generally accepted accounting principles. The Company defines comparable store sales as sales from stores whose selling square feet did not change by more than 15% in the previous 12 months and which have been open at least 12 full months. Stores generally become comparable in their 13th full month of operation.

For the three and nine-month periods ended October 31, 2002, as compared with the same period of the prior year, net catalog and direct marketing sales, which includes sales generated from catalog mailings, single product mailers, print advertising and television infomercials, increased $6,215,000, or 36.4%, and $22,807,000, or 43.0%, respectively. The net sales increase from these direct marketing activities for the three month period ended October 31, 2002, as compared to the same period last year, was due primarily to a 56% increase in television infomercial advertising, 457% increase in single product mailers circulated, a 4% increase in the number of Sharper Image catalogs circulated and a 8% increase in the number of Sharper Image catalog pages. For the three-month period ended October 31, 2002, the increase in net catalog and direct marketing sales reflects a 16.2% increase in transactions, and an increase of 19.3% in average revenue per order. The net sales increase from these direct marketing activities for the nine month period ended October 31, 2002, as compared to the same period last year, was due primarily to a 47% increase in television infomercial advertising, 257% increase in single product mailers circulated, a 3% increase in Sharper Image catalogs circulated and a 6% increase in Sharper Image catalog pages. For the nine-month period ended October 31, 2002, the increase in net catalog and direct marketing sales reflects a 18.3% increase in transactions, and an increase of 20.1% in average revenue per order.

For the three and nine-month periods ended October 31, 2002, Internet sales from our sharperimage.com website, which includes the Sharper Image auction site, increased $3,060,000, or 31.6% and $7,129,000, or 24.3%, respectively, from the same periods last year. The increase in Internet net sales for the three month period ended October 31, 2002 was attributable to a 7.9% increase in average revenue per transaction, and a 11.6% increase in transactions, as compared to the same period last year. Excluding auction sales for this period, Internet sales increased 50.9%, transactions increased 19.2% and average revenue per transaction increased 26.6%. The Internet net sales increase for the nine months ended October 31, 2002 was attributable to a 20.3% increase in average revenue per transaction, and a 4.6% increase in Internet transactions, as compared to the same period of the prior year. Excluding auction sales for this period, Internet sales increased 43.7%, transactions increased 17.8% and average revenue per transaction increased 21.9%.

We believe the variances between Internet net sales including auction sales, and Internet net sales excluding auction sales, were primarily attributable to our decision to raise bid prices and to reduce the number of products offered on our auction site, which resulted in achieving the goal of improving the gross margin rate and gross margin dollars from auctions, although we cannot be sure that such improvements will continue. We continue to utilize the auction site to increase our Internet business, broaden our customer base and manage inventories, including closeouts, repackaged and refurbished items.

For the three and nine-month periods ended October 31, 2002, wholesale sales increased $4,239,000, or 73.9%, and $5,626,000, or 58.4%, respectively, from the same periods of the prior year. The increase is primarily attributable to a strategic wholesale partnership with Circuit City Stores, which was entered into during the three-month period ended October 31, 2002. The agreement with Circuit City Stores allows for the display of over 20 Sharper Image proprietary and private label products on a large dedicated fixture in all 600 Circuit City Superstores. We believe that this will continue to strengthen our brand name and broaden our customer base.

Cost of Products

Cost of products for the three and nine-month periods ended October 31, 2002 increased $10,134,000, or 26.6%, and $21,706,000, or 19.6%, from the comparable prior year periods. The increase in cost of products for the three and nine-month periods is due to the higher sales volume compared to the same periods last year, and was partially offset by the lower cost of products related to the increase in sales of Sharper Image Design proprietary and private label products. The gross margin rate for the three and nine-month periods ended October 31, 2002, was 54.4% and 55.9%, respectively, which was 4.1 and 4.4 percentage points higher than the comparable periods of the prior year. The increase in gross margin rate was due to increased sales of Sharper Image Design proprietary and private label products, which generally carry higher margins than branded products. Sharper Image Design proprietary and private label products percentage of net sales, exclusive of wholesale, increased to 75% from 70% for the nine-month period ended October 31, 2002, as compared to the same prior year period.

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

While it is impossible to predict future gross margin rates accurately, our goal is to continue to increase sales of Sharper Image Design proprietary products and other exclusive private label products, as these products generally carry higher margins than branded products and may be less susceptible to price comparisons by customers. The popularity of these proprietary and private label products contributed to the 4.1 and 4.4 percentage point increase in the gross margin rate for the three and nine-month periods ended October 31, 2002, respectively.

During the second quarter of fiscal 2002, the labor contract between the Pacific Maritime Association (PMA) and the International Longshore and Warehouse Union
(ILWU), whose members are primarily responsible for the removal of cargo from container loaded shipping vessels in West Coast U.S. ports, expired. Many of our shipments from Asia move through these West Coast U.S. ports and may have been affected by the 10-day lockout by the PMA in October 2002 and subsequent drop of productivity since the ports re-opened. Though the ILWU and PMA reached a tentative six-year contract agreement in late November 2002, the lockout and subsequent drop in productivity at the ports have impacted the timely delivery of several of our products, particularly for the critical Holiday season, and may negatively impact our sales. During the second quarter of fiscal 2002, we began a gradual buildup of merchandise inventory in anticipation of a possible work stoppage by the ILWU and put into place contingency plans, which included increased usage of airfreight transportation. The contingency plans, however, cannot offset the impact the work stoppage may have on us. The increased usage of airfreight transportation will have a negative impact on our gross margins for the fourth quarter of 2002. Although we should continue to see gross margins above that of the prior year fourth quarter, the increase will be somewhat offset by the impact of the additional airfreight costs incurred.

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

Buying and Occupancy

Buying and occupancy costs for the three and nine-month periods ended October 31, 2002 increased $1,343,000, or 13.5%, and $5,093,000, or 18.5% from the comparable prior year periods. The increase reflects the occupancy costs associated with the 16 new stores opened since October 31, 2001 and rent increases associated with lease renewals, partially offset by the occupancy costs of the two Sharper Image stores closed at lease maturity since October 31, 2001. Buying and occupancy costs as a percentage of total revenues decreased to 10.6% from 12.9% for the three-month period ended October 31, 2002, and decreased to 10.8% from 12.0% for the nine-month period ended October 31, 2002. We will have opened a total of 20 new stores for fiscal 2002, exceeding our goal of a 10%-15% increase in the number of new stores opened on an annual basis. Our goal will be to continue this new store growth into fiscal year 2003.

Advertising

Advertising for the three and nine-month periods ended October 31, 2002 increased $7,360,000, or 58.1%, and $18,243,000, or 42.3%, from the comparable prior year periods. Advertising expenses as a percentage of total revenues increased to 18.9% from 16.4% for three-month period ended October 31, 2002. The increase in advertising expense for the three-month period ended October 31, 2002 was primarily attributable to a 56% increase in television infomercial advertising, a 457% increase in the number of single-product mailers circulated, a 8% increase in the number of Sharper Image catalog pages and a 4% increase in the number of Sharper Image catalogs circulated. During the three-month period ended October 31, 2002, we increased the circulation of our single-product mailers and we will continue to monitor the effectiveness of this type of advertising in order to get an appropriate return on investment. The increase in advertising expense for the nine month period ended October 31, 2002 was primarily attributable to a 47% increase in television infomercial advertising, a 257% increase in the number of single-product mailers circulated, a 6% increase in the number of Sharper Image catalog pages and a 3% increase in the number of Sharper Image catalogs circulated. Advertising expenses as a percentage of total revenues increased to 20.4% from 18.8% for nine-month period ended October 31, 2002.

During the three and nine-month periods ended October 31, 2002, we continued our other multimedia advertising initiatives, which included radio, television and print advertising, among others. Although we believe they contributed to the increase in sales in the stores, catalog and direct marketing and Internet channels, there can be no assurance of the continued success of these advertising initiatives.

During the three and nine-month periods ended October 31, 2002, we increased our television media spending on infomercials highlighting selected Sharper Image Design products. The broad appeal of our Sharper Image Design products in conjunction with the higher gross margin rates allowed us to achieve our return on investment goal, which represents a benchmark ratio of net sales to media expense, on this type of advertising expenditure in the first nine months of 2002. Advertising expense as a percentage of total revenues, excluding television infomercial net sales and expenses, was 14.1% and 12.3%, respectively, for the three months ended October 31, 2002 and 2001, and 14.3% and 13.3%, respectively, for the nine months ended October 31, 2002 and 2001.

We believe that the expansion of our multimedia advertising initiatives of direct marketing, television and radio contributed to the sales increases for the first nine months of fiscal 2002 and will continue be an important factor in our future revenue growth. As a result, advertising costs, which include television infomercial, catalog circulation, catalog pages, and other marketing activities, are anticipated to be higher in the fourth quarter of fiscal 2002 and the fiscal year 2003. Additionally, the higher cost of postage on various direct marketing mailers, including the catalog and single product mailers, has contributed to advertising cost increases, which we believe may be partially offset by anticipated savings from lower paper costs during fiscal 2002.

General, Selling and Administrative Expenses

General, selling and administrative (GS&A) expenses for the three and nine-month periods ended October 31, 2002 increased $5,023,000, or 22.5%, and $11,902,000, or 18.3%, from the comparable prior year periods. The increase was primarily due to increases in variable expenses from increased net sales and overall selling expenses related to the 16 new stores opened since October 31, 2001, partially offset by the reduced selling expenses of two stores closed at lease maturity since October 31, 2001. The increase was also due to our continued development of Sharper Image Design proprietary products, technological system enhancements made in operational areas of our Company and increases in Company-wide insurance premiums. GS&A expenses for the three-month period ended October 31, 2002 decreased as a percentage of total revenues to 25.8% from 29.0%. For the nine-month period ended October 31, 2002, GS&A expenses decreased as a percentage of total revenues to 25.6% from 28.4%. The decline in the GS&A percentage is the result of our continual review of GS&A expenses and infrastructure combined with better leverage of fixed costs on an expanding sales base.

Other Income (Expense)

Other expense for the three-month period ended October 31, 2002, decreased $278,000 from the comparable prior year period, primarily due to the decrease in the loss on disposal of equipment and a decrease in interest expense from a reduction in the amount borrowed under our credit facility. Other income for the nine-month period ended October 31, 2002 decreased $79,000 from the comparable prior year period, primarily due to the decrease in interest income due to the reduction in interest earned in invested balances and in the loss on disposal of equipment.

Liquidity and Capital Resources

We met our short-term liquidity needs and our capital requirements in the nine-month period ended October 31, 2002 with cash generated by operations, trade credits borrowings under our credit facility and existing cash balances.

Net cash used for operating activities totaled $24,662,000 for the first nine months of fiscal 2002, as compared to $41,707,000 for the first nine months of fiscal 2001. The improvement in net cash used for operating activities of $17,045,000 is primarily due to the decrease in the net loss and the timing of vendor and tax payments. The improvement was partially offset by increased merchandise inventory levels due to the 16 new stores opened since October 31, 2001 and to support the increased sales volume. The improvement was also partially offset by the increase in accounts receivable balances due to the increase in our wholesale sales and timing of collection from our third party credit card processor.

Net cash used in investing activities, primarily capital expenditures for new stores, design and tooling costs for Sharper Image proprietary products and technological upgrades to our operational infrastructure, totaled $17,302,000 in the first nine months of fiscal 2002 compared to $15,624,000 in the same period of fiscal 2001. During the first nine months of fiscal 2002, we opened 13 new stores and closed two stores at their lease maturity.

Net cash provided by financing activities totaled $3,451,000 during the first nine months of fiscal 2002, which was the result of $3,580,000 in proceeds from the issuance of common stock in connection with our stock option plan and $5,000,000 borrowed under our credit facility, partially offset by $129,000 related to payments on our mortgage loan and a $5,000,000 paydown on our credit facility.

We have a credit facility with an expiration date of September 2004. The credit facility allows us borrowings and letters of credit up to a maximum of $33 million for the period from October 1 through December 31, and $20 million for other times of the year based on inventory levels. The credit facility is secured by our inventory, accounts receivable, general intangibles and certain other assets. Borrowings under this facility bear interest at either the prime rate plus a margin or at LIBOR plus a margin, based on our financial performance. The credit facility contains certain financial covenants pertaining to interest coverage ratio and net worth and contains limitations on operating leases, other borrowings, dividend payments and stock repurchases. At October 31, 2002, we had no amounts outstanding on our credit facility and letter of credit commitments outstanding under the credit facility were $7.0 million.

In addition, the credit facility provides for term loans for capital expenditures ("Term Loans") up to $2.0 million. Amounts borrowed under the Term Loans bear interest at a variable rate of either prime rate plus a margin or at LIBOR plus a margin based on the Company's financial performance. Each Term Loan is to be repaid in 36 equal monthly principal installments. As of October 31, 2002, there were no outstanding Term Loans on this facility.

At October 31, 2002, notes payable included a mortgage loan collateralized by our Little Rock distribution center. This note bears interest at a fixed rate of 8.40%, provides for monthly payments of principle and interest in the amount of $29,367, and matures in January 2011. At October 31, 2002, the balance of this note was $2.1 million.

During the nine-month period ended October 31, 2002, we opened 13 new stores located at the Garden State Plaza in Paramus, New Jersey, Baybrook Mall in Friendswood, Texas, Willowbrook Mall in Houston, Texas, Woodbury Common in Central Valley, New York, in Downtown Los Gatos, California, Park Place in Tucson, Arizona, Aspen Grove in Littleton, Colorado, Montgomery Mall in Bethesda, Maryland, Marlton Square Shopping Center in Marlton, New Jersey, Town Center Plaza in Leawood, Kansas, Dallas Galleria in Dallas, Texas, Mall at Millenia in Orlando, Florida, and Dulles Town Center in Dulles, Virginia. We closed two stores at their lease maturity. We will have opened a total of 20 new stores for fiscal 2002, exceeding our goal of a 10%-15% increase in the number of new stores opened on an annual basis. We have remodeled six stores at their lease maturity. Total capital expenditures are estimated to be approximately $20 million to $23 million for fiscal 2002.

We believe we will be able to fund our cash needs for the remainder of fiscal 2002 and the fiscal year 2003 through existing cash balances, cash generated from operations, trade credits and our credit facility.

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

If sales of a significant product decrease, our stock price may be adversely affected

         During the first nine months of fiscal 2002, the sales of our air purification line of product contributed significantly to our total revenue.
Although not as significant, the sales from our home and portable stereo systems, and massage product lines also contributed a substantial portion to our total revenues. We believe that sales from these product lines will continue to constitute a significant portion of our sales during the remainder of fiscal 2002, and the fiscal year 2003, although we cannot assure you that sales of these product lines will continue to increase or will continue at this level.

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

Poor economic conditions may hurt our business

         Consumer spending patterns, particularly discretionary spending for products such as ours, are affected by, among other things, prevailing economic conditions, stock market volatility, threats of war, acts of terrorism, wage rates, interest rates, inflation, taxation, consumer confidence and consumer perception of economic conditions.

         General economic, political and market conditions, such as recessions, may adversely affect our business results and the market price of our common stock. The terrorist attacks on New York City and Washington, D.C. on September 11, 2001, had a negative effect on an already slowing economy and on consumer confidence. Our business has been and could continue to be negatively affected by the poor economic conditions, and any related decline in consumer demand for discretionary items such as our products. We face uncertainty in the degree to which the continuing poor performance in the retail industry and the current economic slowdown will negatively affect demand for our products from our existing and potential customers. We may not be able to accurately anticipate the magnitude of these effects on future quarterly results.

Our success depends in part on our ability to design and develop our proprietary products

         We are increasingly dependent on the success of the proprietary products that we design and develop for our customers. Some of these products or a group of related products, which are affected by customers' demands and the level of our marketing and advertising efforts, can produce sales volume that is significant to a particular reporting period's total sales volume. We must design and develop products that meet the demands of our customers as well as create customer demand for newly introduced products. If we are unable to successfully design and develop these products, our operating results may be adversely affected.

We rely on foreign sources of production

         We must ensure that the products we design and develop are manufactured cost-effectively. We rely solely on a select group of contract manufacturers, most of whom are located in Asia (primarily China), to produce these products in sufficient quantities to meet customer demand and to obtain and deliver these products to our customers in a timely manner. These arrangements are subject to the risks of relying on products manufactured outside the United States, including political unrest and trade restrictions, local business practice and political issues, including issues relating to compliance with domestic or international labor standards, currency fluctuations, work stoppages, economic uncertainties including inflation and government regulations, and other uncertainties. If we are unable to successfully obtain and timely deliver sufficient quantities of these products, our operating results may be adversely affected.

         We had a single supplier located in Asia that provided approximately 16% of the net merchandise purchases in fiscal 2001 and, 23% in the first nine months of fiscal 2002 and is expected to be a comparable amount in the future. If we were unable to obtain products from this supplier on a timely basis or on commercially reasonable terms, our operating results may be adversely affected. Also, the arrangement with this supplier is subject to the risks of products manufactured outside the United States. Some of our smaller vendors have limited resources, limited production capacities and limited operating histories. We have no long-term purchase contracts or other contracts that provide continued supply, pricing or access to new products and any vendor or distributor could discontinue selling to us at any time. We cannot assure you that we will be able to acquire the products we desire in sufficient quantities or on terms that are acceptable to us in the future. In addition, we cannot assure you that our vendors will make and deliver high quality products in a cost-effective, timely manner. We may also be unable to develop relationships with new vendors.

We depend on our vendors' ability to timely deliver sufficient quantities of products

         All products we purchase from our vendors in Asia must be shipped to our distribution centers by freight carriers and we cannot assure you that we will be able to obtain sufficient freight capacity on a timely basis and at favorable rates. Our inability to acquire suitable products in a cost-effective, timely manner or the loss of one or more key vendors or freight carriers could have a negative effect on our business.

         On July 1, 2002, the labor contract between the Pacific Maritime Association (PMA) and the International Longshore and Warehouse Union (ILWU), whose members are primarily responsible for the removal of cargo from container loaded shipping vessels in West Coast U.S. ports, expired. Many of our shipments from Asia move through these West Coast U.S. ports and may have been affected by the 10-day lockout by the PMA in October 2002 and subsequent drop of productivity since the ports re-opened. Though the ILWU and PMA reached a tentative six-year contract agreement in late November 2002, the lockout and subsequent drop in productivity at the ports have impacted the timely delivery of several of our products, particularly for the critical Holiday season, and may negatively impact our sales. During the second quarter of fiscal 2002, we began a gradual buildup of merchandise inventory in anticipation of a possible work stoppage by the ILWU and put into place contingency plans, which included increased usage of airfreight transportation. The contingency plans, however, cannot offset the impact the work stoppage may have on us. The increased usage of airfreight transportation will have a negative impact on our gross margins for the fourth quarter of 2002.

Our ability to protect our proprietary technology, which is vital to our business, is uncertain

         Our success, competitive position and amount of potential future income will depend in part on our ability to obtain patent protection relating to the technologies and products we are currently developing and that we may develop in the future. Our policy is to seek patent protection and enforce the intellectual property rights we own and license. We cannot assure you that patent applications we submit and have submitted will result in patents being issued. We cannot assure you that a third party will not infringe upon or design around any patent issued or licensed to us or that these patents will otherwise be commercially viable. Litigation to establish the validity of patents, to defend against patent infringement claims of others and to assert patent infringement claims against others can be expensive and time-consuming even if the outcome is favorable to us. If the outcome is unfavorable to us, this could have a material adverse effect on our business. We have taken and may, in the future, take steps to enhance our patent protection, but we cannot assure you that these steps will be successful or that, if unsuccessful, our patent protection will be adequate.

         We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. We attempt to protect our proprietary technology in large part by confidentiality agreements with our employees, consultants and other contractors. We cannot assure you, however, that these agreements will not be breached, that we would have adequate remedies for any breach or that competitors will not know of or independently discover our trade secrets.

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

Our vital computer and communications hardware and software systems are vulnerable to damage and interruption which could harm our business

         Our success, in particular our ability to successfully receive and fulfill Internet orders and provide high-quality customer service, largely depends upon the efficient and uninterrupted operation of our computer and communications hardware and software systems. We use internally managed systems for our website and some aspects of transaction processing, including customer information and order verifications. Our systems and operations are vulnerable to damage or interruption from earthquake, fire, flood and other natural disasters, terrorist attacks, power loss, computer systems failures, Internet and telecommunications or data network failure, operator negligence, improper operation by or supervision of employees, physical and electronic loss of data or security breaches, misappropriation and similar events, fluctuations and failures in the business of Internet service providers on which we rely, and computer viruses.

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

We are dependent on the success of our advertising and marketing efforts

         Our revenues depend in part on our ability to effectively market and advertise our products through The Sharper Image catalog and other advertising vehicles. Increases in advertising, paper or postage costs may limit our ability to advertise without reducing our profitability. If we decrease our advertising efforts due to increased advertising costs, restrictions placed by regulatory agencies, or for any other reason, our future operating results may be materially adversely affected. We are also utilizing and constantly testing other advertising media, such as television infomercials, radio, and single product mailings, and significantly increased our advertising expenditures in fiscal years 2001 and 2002. While we believe that increased expenditures on these and other media have resulted in increasing revenues during the first nine months of fiscal 2002, we cannot assure you that this trend will continue in the future. We expect to continue to spend on advertising and marketing at increased levels in the future, but may not continue to produce a sufficient level of sales to cover such expenditures, which would reduce our profitability.

We face risks associated with our growth strategy

         Our growth strategy primarily includes the following components:

     o increase Sharper Image Design product offerings;
     o broaden customer base;
     o open new stores; and
     o broaden sales and marketing channels.

         Our growth strategy involves various risks. Any failure on our part to successfully implement any or all of our growth strategies would likely have a material adverse effect on our financial condition, results of operations and cash flows. We believe our past growth has been attributable in large part of our success in meeting the merchandise, timing and service demands of an expanding customer base with changing demographics characteristics, but there is no assurance that we will be able to continue to have such success.

We face risks associated with the expansion of our store operations

         We plan to increase our number of stores by 10-15% annually. We may not be able to attain our target new store openings, and any of our new stores that we open may not be profitable, either of which could have an adverse impact on our financial results. Our ability to expand by opening new stores will depend in part on the following factors:

     o the availability of attractive store locations;
     o our ability to negotiate favorable lease terms;
     o our ability to identify customer demand in different geographic areas;
     o general economic conditions;
     o and the availability of sufficient funds for expansion.

         As we continue to expand, we continue to become concentrated in limited geographic areas. This could increase our exposure to customer demand, weather, competition, distribution problems, and poor economic conditions in these regions. In addition, our catalog sales, Internet sales, or existing store sales in a specific region may decrease as a result of new store openings.

         In order to continue our expansion of stores, we will need to hire additional management and staff for our corporate offices and employees for each new store. We must also expand our management information systems and distribution systems to serve these new stores. If we are unable to hire necessary personnel or grow our existing systems, our expansion efforts may not succeed and our operations may suffer.

         Some of our expenses will increase with the opening of these and other new stores. If store sales are inadequate to support these new costs, our profitability will decrease. For example, inventory costs will increase as we increase inventory levels to supply additional stores. We may not be able to manage this increased inventory without decreasing our profitability. We may need additional financing in excess of our current credit facility, or an amendment to such facility. Furthermore, our current credit facility has various loan covenants we must comply with in order to maintain the credit facility. We cannot predict whether we will be successful in obtaining additional funds or new credit facilities on favorable terms or at all.

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

Increase in costs of mailing, paper or printing may impact our business

         Historically, a significant portion of our revenues has been generated from purchases made by customers driven by The Sharper Image catalog. Increases in the costs of producing and distributing the catalog may reduce the profitability of our catalog, store and Internet sales. Specifically, we may experience increases in postage, paper or shipping costs due to factors beyond our control. As a result, our future results may be adversely affected. Effective June 30, 2002, the U.S. Postal Service increased its rates. This increase has impacted the cost of mailing catalogs and single product mailers to our customers, and to the extent that we use the U.S. Postal Service for the fulfillment of orders, our delivery expense will also increase. In addition, postal rates increases may result in competitive increases by other delivery services, which we may use from time to time. Furthermore, both the U.S. Postal Service and other delivery services may raise their rates further in the future.

         Though we currently have medium-term contracts for the supply of paper or printing services, future paper, printing and postal rate increases would adversely impact our earnings if we were unable to pass such increases directly on to our customers or offset such increases by raising prices or by implementing more efficient printing, mailing, delivery and order fulfillment systems.

The terrorist attacks on September 11, 2001 adversely impacted our business

         The terrorist attacks that took place in the United States on September 11, 2001 and the mail service interruption and post office closures that commenced in September 2001 are unprecedented events that have created many economic and political uncertainties, some of which have harmed and may continue to harm our business and prospects.

         The national and global responses to these terrorist attacks and the mail service interruption and post office closures materially adversely affected us and may continue to adversely affect us in ways we cannot predict at present. Some of the possible material adverse impacts to our business from these events include, but are not limited to:

     o reduced activity in the retail industry;
     o fears of or the occurrence of future terrorist attacks;
     o possible delays in delivery of and failures to deliver our catalogs;
     o increased postage expense for delivery of our catalogs; and
     o increased insurance expenses.

We face certain risks relating to customer service

         Our ability to provide customer service depends, to a large degree, on the efficient and uninterrupted operation of our call centers, our contracting services with third party call centers and our sharperimage.com website. Any material disruption or slowdown in our order processing systems resulting from labor disputes, telephone or Internet down times, electrical and service outages, mechanical problems, human error or accidents, fire, earthquakes, natural disasters, or other events could cause delays in our ability to receive orders by telephone or over the Internet and distribute orders, and may cause orders to be lost or to be shipped or delivered late. As a result, customers may be unable to place orders, cancel orders or refuse to receive goods on account of late shipments, which would result in a reduction of net sales and could mean increased administrative and shipping costs. We cannot assure you that telephone call volumes will not exceed our present telephone system capacity. If this occurs, we could experience telephone answer delays and delays in placing orders. Because our strategies depend in part on maintaining our reputation for superior levels of customer service, any impairment of our customer service reputation could have an adverse effect on our business.

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

         Our comparable store sales have fluctuated significantly in the past and we believe that such fluctuations may continue. Our historic comparable store net sales changes were as follows:

                                                      Percentage
                  Fiscal Year                     Increase (Decrease)
                  -----------                     -------------------
                      1999                              12.3
                      2000                              29.0
                      2001                             (16.0)
            2002 (First nine months)                    13.6

         These historical results are not necessarily indicative of future results, and we cannot assure you that our comparable store sales results will continue to increase in the future. Any reduction in or failure to increase our comparable store sales results could impact our future operating performance and cause the price of the common stock to fluctuate.

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

We depend on a high volume of mall traffic to generate sales

         Substantially all of our stores are located in shopping malls. Our sales are derived, in part, from the high volume of traffic in those malls. We benefit from the ability of the malls' anchor tenants, generally large department stores, and other area attractions to generate consumer traffic in our stores' vicinity and on the continuing popularity of malls as shopping destinations. Sales volume and mall traffic may be adversely affected by economic downturns in a particular area, competition from non-mail retailers and other malls where we do not have stores, and the closing of anchor tenants. In addition, a decline in the desirability of the shopping environment in a particular mall or a decline in the popularity of mall shopping among our target consumers could have a material adverse effect on our business.

A decrease in the growth of web usage or inadequate Internet infrastructure would adversely affect our business

         The Internet industry is rapidly evolving. A decrease in the growth of Web usage would have a material and adverse effect on our business. Some of the factors that may inhibit growth in Web usage are:

     o inadequate Internet infrastructure;
     o security and privacy concerns;
     o inconsistent quality of service; and
     o unavailability of cost-effective, high-speed service.

         The success of our sharperimage.com website depends upon the ability of the Internet infrastructure to support increased use. The performance and reliability of the Web may decline as the number of users increases or the bandwidth requirements of users increase. Even if the necessary infrastructure or technologies are developed, we may have to spend considerable amounts to adapt our solutions accordingly.

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

We depend on our key personnel

         Our success depends to a significant extent upon the abilities of our senior management, particularly Richard Thalheimer, our founder, Chairman and Chief Executive Officer. The loss of the services of any of the members of our senior management or of certain other key employees could have a significant adverse effect on our business, financial condition and results of operation. We maintain key man life insurance on Mr. Thalheimer in the amount of $15 million. The terms of Mr. Thalheimer's employment with the Company are governed by an employment agreement. Our future performance will depend upon our ability to attract and retain qualified management, merchandising and sales personnel. There can be no assurance that members of our existing management team will be able to manage our Company or our growth or that we will be able to attract and hire additional qualified personnel as needed in the future.

We are controlled by a single shareholder

         As of December 11, 2002, Richard Thalheimer beneficially owned approximately 31% of all of the outstanding shares of the common stock of the Company. As a result, Mr. Thalheimer will continue to exert substantial influence over the election of directors and over our corporate actions.

Our common stock price is volatile

         Our common stock is quoted on the Nasdaq National Market, which has experienced and is likely to experience in the future significant price and volume fluctuations, which could reduce the market price of our common stock without regard to our operating performance. We believe that among other factors, any of the following factors could cause the price of the common stock to fluctuate substantially:

     o monthly fluctuations in our comparable store sales;
     o announcements by other accessory and gift item retailers;
     o the trading volume of our common stock in the public market;
     o general economic conditions;
     o financial market conditions;
     o acts of terrorism; and
     o threats of war.

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

The interest payable on the Company's credit facility is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable debt rose 0.48% (10% from the bank's reference rate) during the three-month or nine-month periods ending October 31, 2002, the Company's results from operations and cash flows would not have been materially affected. In addition, the Company has fixed and variable income investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio.

The Company enters into a significant amount of purchase obligations outside of the U.S. that are settled in U. S. dollars, and therefore, has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that foreign currency exchange risk is immaterial.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us would be made known to them by others within those entities.

(b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II
OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)      Exhibits

10.26    Officer Non-Qualified Deferred Compensation Plan.

10.27    Employment Agreement.

15.0     Letter Re: Unaudited Interim Financial Information.

99.1 Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer.

99.2 Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer.


(b)      Reports on Form 8-K

         The Company has not filed any reports on Form 8-K for the three months ended October 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SHARPER IMAGE CORPORATION



Date: December 16, 2002                 by:/s/  Tracy Y. Wan
                                           ------------------------
                                                 Tracy Y. Wan
                                                 President
                                                 Chief Operating Officer



                                        by:/s/  Jeffrey P. Forgan
                                           ------------------------
                                                 Jeffrey P. Forgan
                                                 Executive Vice President
                                                 Chief Financial Officer

CERTIFICATIONS

I, Richard Thalheimer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Sharper Image Corporation ("registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    December 16, 2002


By:/s/  Richard Thalheimer
   ------------------------
Chairman and Chief Executive Officer

CERTIFICATIONS

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    December 16, 2002


By:/s/  Jeffrey P. Forgan
   -----------------------
Executive Vice President and Chief Financial Officer