Form 10-K
period 2003-01-31
SHARPER IMAGE CORP
filed 2003-04-29
CIK 811696

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 31, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 33-12755

SHARPER IMAGE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-2493558
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
650 Davis Street, San Francisco, California	94111
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number including area code: (415) 445-6000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 (Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The aggregate market value of the voting common stock held by non-affiliates of the Registrant based on the closing price for the common stock on the Nasdaq National market on July 31, 2002 was $129,582,157.
The number of shares of Common Stock, with $.01 par value, outstanding on April 14, 2003 was 12,667,368 shares.

Documents incorporated by reference:

        Portions of Registrant's Annual Report to Stockholders for the fiscal year ended January 31, 2003 are incorporated by reference into Parts II and IV of this Report. Portions of Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held June 3, 2003 are incorporated by reference into Part III of this report.

PART 1

        This Annual Report on Form 10-K and the documents incorporated herein by reference of Sharper Image Corporation (referred to as the "Company," "The Sharper Image," "it," "we," "our," "ours," and "us") contain forward-looking statements within the meaning of federal securities laws that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by the Company's management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions, are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Factors Affecting Future Operating Results" on pages 19 through 29 as well as those noted in the documents incorporated herein by reference. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the statements set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any reports on Form 8-K.

Item 1. Business

Overview

        The Sharper Image is a leading specialty retailer of innovative, high quality products that are useful and entertaining and are designed to make life easier and more enjoyable. We offer a unique assortment of products in the electronics, recreation and fitness, personal care, houseware, travel, toy, gifts and other categories. Our merchandising philosophy focuses principally on new and creative proprietary Sharper Image Design products and exclusive Sharper Image branded products and, to a lesser extent, on third party branded products. We design and develop our Sharper Image Design products, while Sharper Image branded products are designed by third parties or jointly designed with us. We believe that our unique merchandising and creative marketing strategies have made The Sharper Image one of the most widely recognized retail brand names in the United States of America.

        The Sharper Image was founded in 1977 by Richard Thalheimer, who currently serves as Chairman and Chief Executive Officer. We mailed our first catalog in 1979, began the expansion into store operations in 1981 and commenced online operations in 1994. We market and sell our merchandise primarily through three integrated sales channels: The Sharper Image stores, The Sharper Image catalog, which includes revenue from all direct marketing activities and television infomercials, and the Internet. We believe that this multi-channel approach provides us with significant marketing, advertising, sales and operational synergies and provides our customers with enhanced shopping flexibility and superior customer service.

        Our merchandising strategy emphasizes products that are innovative and new-to-market. In recent years, we have focused significant resources on the development and marketing of our Sharper Image Design and Sharper Image branded products. Sharper Image Design and Sharper Image branded products typically generate higher gross margins than other products, minimize direct price comparisons and, we believe, strengthen The Sharper Image brand as well as broaden our customer reach. We have increased the percentage of our total revenues attributable to Sharper Image Design and Sharper Image branded products to approximately 76% in fiscal 2002 from approximately 70% for fiscal 2001.

        Our store operations generated the highest proportion of our sales, representing 56.6% and 58.6% of total revenues for fiscal 2002 and 2001, respectively. As of January 31, 2003, we operated 127 The

Sharper Image stores in 32 states and the District of Columbia, and our licensee operated one store internationally. The Sharper Image stores present an interactive and entertaining selling environment that emphasizes the features and functionality of our innovative, fun and useful products and allows the customer to interact with and experience the product while shopping. Our average store sales per square foot are consistently above industry averages, and during fiscal 2002 and 2001, we generated average sales of $627 and $578, respectively, per square foot. During fiscal 2002, we opened 20 new stores and we closed two stores at lease maturity. We plan to increase our number of stores by 15%-20% for each of the next two to three years.

        We also offer our products through direct marketing activities. The Sharper Image catalog, an award winning, full-color monthly catalog, uses dramatic visuals and creative product descriptions designed and produced by our in-house staff of writers and production artists. The Sharper Image catalog generally features between 180 and 250 products in each monthly catalog, increasing to over 340 products during the holiday shopping season, and also serves as a significant advertising vehicle for our stores and our Internet operations. During fiscal 2002 and 2001 we mailed approximately 78 million and 70 million The Sharper Image catalogs, respectively, to over 16 and 14 million individuals, respectively, in each period. We also conduct a television advertising program through infomercials on a select few of our most popular products. For fiscal 2002 23.8% of our total revenues were generated by our catalog and direct marketing operations, including revenue generated directly from catalogs, print advertising, single product mailers and television infomercials, compared to 22.8% in fiscal 2001.

        The Sharper Image products are also marketed through our Internet operations, primarily through our own website which we have maintained at sharperimage.com since 1995. The Sharper Image was an early entrant into Internet retailing, and has participated in online shopping since 1994. Our Internet operations generated 13.4% and 12.6% of total revenues in fiscal 2002 and 2001, respectively. In addition to our website, we offer our products through Internet marketing agreements with Google, eBay, MSN Shopping, Yahoo! Shopping, Catalog City, DoubleClick and BizRate. We believe that our Sharper Image Design and Sharper Image branded products are particularly well positioned to be marketed and sold over the Internet and that our Internet operations have enabled us to expand and diversify our existing customer base. We plan to continue to allocate resources to our Internet operations by establishing additional strategic relationships with other Internet retail partners and continuing to enhance the technical capabilities and presentation of products on our website. We also operate an auction site where consumers can bid to win products at less than retail prices. This provides us with the opportunity to broaden our customer base and manage our closeout, repackaged and reconditioned inventory. We currently also offer international websites where Internet shoppers are able to get local delivery of Sharper Image Design and Sharper Image branded products, which in some cases have been specifically adapted for use throughout Europe.

        We are known for our varied product mix and a merchandising philosophy focusing on innovative, well designed, high quality products that are either developed by The Sharper Image, exclusive to The Sharper Image or in limited distribution. In product lines where we compete directly with other retailers, we generally choose to sell the best available version of the product with the most advanced features. Manufacturers and inventors frequently approach us to launch technologically advanced products with features that are unique and innovative.

        During fiscal 2002 and 2001, we continued the expansion of our in-house Sharper Image Design product development function. The percentage of total revenues attributable to Sharper Image Design and Sharper Image branded products increased to approximately 76% of total revenues in fiscal 2002, compared with approximately 70% in fiscal 2001. This growth was primarily a result of the increased resources we devoted to these products, the development and launch of new products, and increases in sales from products introduced in prior years. The growth in gross margin percentage rate by 4.0 percentage points in fiscal 2002 from fiscal 2001 and 2.8 percentage points in the fiscal 2001 from fiscal 2000 was primarily due to the fact that Sharper Image Design and Sharper Image branded products generally carry higher margins than third party branded products. We plan to continue to devote resources to our Sharper Image Design product development efforts and our private label merchandising philosophy.

        Our business is highly seasonal, with sales peaks for Father's Day and graduation gift-giving and in the Holiday shopping season. See "Business—Seasonality."

        In addition to our primary business, we leverage our name and reputation through our Corporate Incentives and Rewards program, wholesale sales of Sharper Image brand products, which include Sharper Image Design and Sharper Image branded products and a product licensing program with select businesses. We also have wholesale marketing arrangements with established retail chains, such as Neiman Marcus, Circuit City and Federated Department Stores.

Competitive advantages

        We believe that the following competitive advantages have contributed significantly to our past success, and we intend to continue to capitalize on these advantages:

        Strong brand name.    We believe our unique merchandising and creative marketing strategies have made The Sharper Image one of the most widely recognized retail brands in the United States. The Sharper Image is recognized as a leading source of new, innovative, high quality products designed to make life easier and more enjoyable. Because of our strong brand name, we are frequently sought after by manufacturers and inventors to introduce technologically advanced products with features that are unique and innovative. We continue to leverage The Sharper Image brand name by increasing our Sharper Image Design and Sharper Image branded product offerings, growing our catalog, direct marketing and Internet operations and opening new stores.

        Sharper Image Design and Sharper Image branded products.    Our Sharper Image Design group has over ten years of experience in designing and developing new products, as well as finding new product ideas from outside sources. Our Sharper Image Design and Sharper Image branded products generally carry higher margins than branded products because they are available exclusively at, and manufactured directly for, The Sharper Image. During fiscal 2002 and 2001, we continued the expansion of our in-house Sharper Image Design product development function. We have developed and introduced over 70 new-to-market Sharper Image Design products in the last three fiscal years, with over 20 new-to-market Sharper Image Design products in fiscal 2002. We plan to continue to devote resources to our Sharper Image Design product development efforts and our private label merchandising philosophy.

        Unique product offering at a wide range of price points.    We offer a unique assortment of high quality, innovative products, many of which are difficult to find elsewhere and are not easily replicated. Our merchandising philosophy focuses principally on Sharper Image Design products and Sharper Image branded products and, to a lesser extent, on branded products, a portion of which we offer on an exclusive basis. We offer a wide variety of products in numerous product categories, including electronics, recreation and fitness, personal care, houseware, travel, toy and gift, and at a wide range of price points, ranging from lower priced items in the $20 to $50 price range with broad consumer appeal to higher priced products in the one to several thousand dollar price range with more targeted appeal. We offer a variety of branded products, including products manufactured by Panasonic, JVC, Casio and Sharp. We also benefit from numerous exclusive product offerings, in which manufacturers grant us the right to offer certain latest generation and new-to-market products on an exclusive basis for a limited period of time. In product lines where we compete directly with other retailers, we generally choose to sell the most advanced, full featured version of the product. We believe our merchandising strategy enhances our ability to achieve attractive margins on our products.

        Three synergistic sales channels.    We offer our products primarily through three integrated sales channels: The Sharper Image stores; The Sharper Image catalog and direct marketing operations; and the Internet. We believe this combination gives us the following competitive advantages:

  •
  our catalog, direct marketing and Internet operations, which include our auction site, increase the visibility and exposure of our brand name, generate store traffic and provide effective product marketing and advertising for The Sharper Image stores;

  •
  our existing catalog and direct marketing infrastructure and experience in areas such as marketing, advertising, order fulfillment and customer service provide us with an advantage over many other Internet retailers by allowing us to leverage our existing infrastructure and experience; and

  •
  our operations allow a customer to identify and purchase a product over the Internet or in our catalog with the confidence of being able to exchange or return it to a nearby store, and provide our consumers with increased shopping flexibility and superior customer service.

        Loyal and diverse customer base.    A cornerstone of our business strength has been our ability to develop, cultivate and satisfy an attractive and growing customer base. We have developed an internal database of over 16 million customer names. Approximately four million of these customers have made purchases from us in the past 24 months, and of the four million, 29% have made multiple purchases. In the past, our key target customer base consisted of high net worth men between the ages of 35 and 55 with an average annual household income in excess of $100,000. As we have focused in recent years on developing more products that appeal specifically to women, our customer base now consists of a balanced mix of men and women. As we have offered more products at popular price points with broad consumer appeal, we have seen significant growth in the number of customers with average annual household income in the $50,000 to $100,000 range. Finally, as we have continued to focus on our Internet operations, we have successfully captured an increasing number of relatively younger customers in the 25 to 34 year-old range.

        Proven management team.    Our management team has successfully continued to strengthen our brand and manage our growth. We believe that our management team has developed an understanding of our customers' tastes and purchasing habits, which has allowed us to successfully execute product design, sourcing and marketing strategies. Our executive officers have extensive experience in the retail industry and have demonstrated a track record of profitable high growth. These factors position us well for the future.

Growth strategy

        We believe that substantial opportunities exist to enhance our revenues and profitability by continuing to implement the following growth strategy:

        Increase Sharper Image Design and Sharper Image branded product offerings.    A key element of our growth strategy is to continue to increase our efforts to design, develop and market innovative Sharper Image Design and Sharper Image branded products that offer new features, are designed to appeal to a broad customer base and are sold at popular price points. Sharper Image Design and Sharper Image branded products typically generate higher margins than our third party branded products. The percentage of our total revenues attributable to Sharper Image Design and Sharper Image branded products increased to approximately 76% in fiscal 2002 from approximately 70% in fiscal 2001 and contributed significantly to the 4.0 percentage point increase in our gross margin during this period. It is our goal to continue to increase the percentage of Sharper Image Design and Sharper Image branded product sales and enhance our gross margin.

        Broaden our customer base.    We believe that significant opportunities exist to attract a broader customer base by pursuing the following key strategies:

  •
  developing Sharper Image Design products at popular price points with broad consumer appeal;

  •
  continuing to expand our multimedia advertising programs, including single product mailers and television infomercials;

  •
  offering products with wider functional appeal;

  •
  developing more products that appeal specifically to women and products for the home; and

  •
  expanding the demographic mix of our customers by reaching a relatively younger and broader audience, primarily through our Internet operations, including our auction site

        Open new stores.    We plan to continue our store expansion and increase our number of stores by 15%-20% for each of the next two to three years. In fiscal 2002, we opened a total of 20 new stores and we closed two at lease maturity, thereby exceeding our previous goal of a 10-15% increase in the number of new stores opened annually. In addition, we remodeled six stores in fiscal 2002. Each of the new stores opened or remodeled in fiscal 2002 was configured in our updated format designed to appeal to a broader customer base and highlight our Sharper Image Design and Sharper Image branded products. We plan to continue to selectively open new stores in premium locations, including regional malls, lifestyle centers, high-traffic street-front locations, downtown locations and financial centers.

        Broaden our sales and marketing channels.    To achieve continued growth of our Internet operations, we currently have marketing agreements with Google, eBay, MSN Shopping, Yahoo! Shopping, Catalog City, DoubleClick and BizRate. In fiscal 2002 and 2001, we expanded our marketing efforts in multimedia advertising, including catalog prospecting, television infomercials, single product mailers, newspapers, magazines, radio, email marketing programs, Internet advertising and marketing programs and business-to-business trade publications. We also have wholesale marketing arrangements with established retail chains such as Circuit City, Federated Department Stores and Neiman Marcus, allowing us to leverage their strong national presence and broad retail distribution capabilities by showcasing a select assortment of our Sharper Image Design and Sharper Image branded products.

The Sharper Image stores

        Our store operations generate the highest proportion of our sales, representing 56.6% of total revenues for fiscal 2002 and 58.6% in fiscal 2001. The Sharper Image stores present an interactive and entertaining selling environment that emphasizes the features and functionality of our products and allows the customer to experience the product while shopping. We have three store formats: The Sharper Image stores, The Sharper Image Design stores and outlet stores.

        Each store is generally staffed with approximately six to eight associates, including a manager, an assistant manager, a senior sales associate, sales associates and other support staff. A number of our high volume stores are staffed with 11 to 15 associates. Our store managers have an average tenure of over seven years. Our store personnel are compensated primarily through commissions. In order to maintain a high customer service level, our sales associates undergo considerable training on our many new and often technically oriented products. The Sharper Image stores are designed by our visual design and creative staff at our headquarters in San Francisco, California to standardize, where possible, layout so as to simplify their operations.

        The stores are operated according to standardized procedures to maintain high level of customer service, merchandise display and pricing, product demonstration, inventory maintenance, personnel training, administration and security. The original The Sharper Image stores typically have 2,200 to 3,000 square feet of selling space and approximately 1,300 to 2,200 square feet of storage and administrative space. The typical cost of leasehold improvements, before landlord contributions, but including fixtures, equipment and pre-opening expenses, averages $400,000 to $550,000 per store. Initial inventory for a new The Sharper Image store has generally cost approximately $200,000. Outlet stores are approximately half the cost of the original The Sharper Image stores. We also operate a second retail format of The Sharper Image Design stores, which are approximately half the size of the original stores. The Sharper Image Design stores typically consist of between 1,200 to 2,000 square feet of selling space and feature higher margin Sharper Image Design and private label products, in addition to other top selling merchandise. As of January 31, 2003, we had 113 The Sharper Image stores, 11 The Sharper Image Design stores and three outlet locations for a total of 127 stores.

        Over the past five years, we have been updating the look and appeal of our new retail stores and remodeling select existing stores. The updated format presents an open, fresh and inviting environment designed to appeal to both men and women and highlight our Sharper Image Design and Sharper Image branded products and attractive product packaging. The average cost of converting an existing store to the new format is similar to that of building a new store, which ranges from $400,000 to $550,000, subject to leasehold allowances. We intend to continue to selectively remodel stores utilizing the new store format typically at the time of the store's lease renewal.

The Sharper Image catalog and direct marketing

        The Sharper Image catalog is a full-color catalog that is mailed to an average of four to five million individuals each month, with an increase to five to seven million individuals during the Father's Day and graduation months and an increase to nine to 11 million individuals during the holiday season. The Sharper Image direct marketing operations, including revenues generated directly from catalogs, single product mailers, print ads and television infomercials, generated 23.8% of our total revenues in fiscal 2002 and 22.8% in fiscal 2001. Our catalog has been recognized for creative excellence by leading catalog industry trade groups. The catalog is currently the primary advertising vehicle for our retail stores and our Internet business. During fiscal 2002 and 2001, we mailed approximately 78 million and 70 million The Sharper Image catalogs, respectively, to approximately 16 million and 14 million individuals, respectively, in each period. Circulation and number of pages of The Sharper Image catalog is under continual review to balance the costs of mailing the catalogs with the revenues generated. The mailings increase significantly for Father's Day, graduation gift-giving and the holiday shopping season to reflect the seasonal nature of the business. In fiscal 2002 and 2001, we increased our focus on the use of television infomercials and single product mailers highlighting select products.

        The Sharper Image catalog design uses dramatic visuals and problem-solving and benefit-oriented product descriptions. The catalog design features the most important products prominently. The number of items featured each month ranges between 180 and 250 products during the first three quarters of the year, increasing to more than 340 products during the holiday shopping season in the fourth quarter. The Sharper Image catalog is designed and produced by our in-house staff of writers and production artists. This enables us to maintain quality control and shorten the lead-time needed to produce the catalog. The monthly production and distribution schedule permits frequent changes in the product selection. During fiscal 2002, The Sharper Image catalog contained between 52 and 92 pages for non-peak months and between 52 and 120 pages for the peak seasons of Father's Day and the holiday shopping season.

        We have developed a proprietary customer database of approximately 16 million names, which we use regularly. We collect customer names through our catalog and Internet order processing, as well as electronic point-of-sale registers in our retail stores. The names and associated sales information are merged daily into our customer master file. This daily merge process provides a constant source of current information to help assess the effectiveness of the catalog as a form of retail advertising, identify new customers that can be added to our in-house mailing list without using customer lists obtained from other catalogers, and identify our top purchasers. To further enhance the effectiveness of our catalog mailings to individuals in the customer database, our in-house staff utilizes our statistical evaluation and selection techniques to determine which customer segments are likely to contribute the greatest revenue per mailing. We have established a data bank of top purchasers who receive preferred services, including invitations for special sales events and enhanced customer service. During fiscal 2002 and 2001, we expanded our television infomercial presence by highlighting several popular Sharper Image Design and private label products on cable and national broadcast stations. We believe that this type of direct marketing will broaden the existing customer base and will also increase customer traffic and sales in retail store locations.

Internet operations

        The Sharper Image was an early entrant into Internet retailing. We have participated in online shopping since 1994, and have maintained our own website at sharperimage.com since 1995. Revenues from our Internet operations including auction sales increased to $70.0 million in fiscal 2002 from $49.8 million in fiscal 2001. During fiscal 2002, revenues from our Internet operations including auction sales increased 40.4%, transactions increased 24.4% and average revenue per transaction increased 14.2%. Excluding auction sales, revenues for the same period increased 53.4%, transactions increased 34.4% and average revenue per transaction increased 15.8%, as compared to fiscal 2001. Our Internet operations benefit from our brand name, customer base, The Sharper Image catalogs and unique product offerings, as well as our multimedia approach to advertising. We believe that The Sharper Image catalog in particular is a significant factor in generating Internet sales. In addition, we are able to leverage our catalog operational infrastructure for fulfillment and customer service experience, providing us with a significant advantage over Internet retailers who have not developed such capabilities. Shoppers on the website have the convenience of exchanging or returning products purchased through the Internet at our store locations. We send out periodic email campaigns to our list of Internet shoppers. These emails include sneak previews of newly released products and special offers that are intended to drive sales in all selling channels.

        Our goal is to make sharperimage.com a website that provides our Internet customers with an interactive experience similar to The Sharper Image stores. We continue to update our website by incorporating advanced technologies to improve our product presentations and make our site increasingly customer friendly, while retaining our entertainment quality. During fiscal 2000, we launched an enhanced and redesigned website that incorporated much of the look and feel of the new store design. The redesigned website included new features such as dynamic browsing, inventory status, order tracking capabilities, easy registration and Flash technology. For fiscal 2001, we focused on utilizing these improved features to enhance the ease and speed of shopping and ordering. Our website now offers catalog quick order, and each product page lists related accessories with click-to-add check boxes and further enhanced features, including better product searches, gift guides by price points, occasions and category and an outlet store. In fiscal 2002, the editors and readers of Internet Retailer Magazine honored sharperimage.com as one of the industry's 50 best websites.

        We also have an established Internet auction site which allows customers to bid on and acquire a broad range of new, returned, repackaged and refurbished Sharper Image products for less than regular retail price. Our products are also featured on eBay's auction site, as well as on our eBay store. Most products purchased on the auction site have the same warranty that accompanies full price products and customers also enjoy a thirty-day return privilege. We believe that bidders have an enhanced level of confidence in our operations since, unlike many other Internet auction sites, we are an established retailer with an inventory of well-known products under warranty with established return policies. The auction site not only offers consumers the enjoyment of bidding and winning products at less than retail price, it also allows us the opportunity to effectively manage our closeout products, while maintaining gross margin goals.

        We are pursuing additional steps to achieve continued growth of our Internet operations. These steps include technological improvements, dramatic visual presentations, development of international websites in Europe, including the United Kingdom and Germany, and establishment of strategic Internet marketing arrangements. We have established relationships with Google, eBay, MSN Shopping, Yahoo! Shopping, Catalog City, DoubleClick and BizRate. Although our international Internet revenues are not expected to be significant during fiscal 2003, we believe there will be good growth opportunities in future years.

Other operations

        In addition to our store, catalog and Internet operations, we also have a business-to-business operation, which includes wholesaling, our Sharper Image Corporate Incentives and Rewards program and licensing. We also derive revenues from our customer list rental program.

        Our business development department is the primary group responsible for wholesale marketing to other retailers, including fine department and specialty stores in the United States, as well as retailers in other countries. We have wholesale marketing arrangements with established retail chains such as Neiman Marcus, Circuit City and Federated Department Stores. This group's sales were $17.5 million in fiscal 2002, as compared to $10.9 million in fiscal 2001. This increase was primarily due to the wholesale marketing test arrangement with Circuit City Stores, which was entered into during the third quarter of fiscal 2002. Plans for this group include selectively increasing our presence in the international marketplace in 2003, and increasing the number of Sharper Image Design and Sharper Image branded products offered to these customers.

        Under the Sharper Image Corporate Incentives and Rewards program, we sell product, rewards cards, incentive and merchandise certificates to major corporations and not-for-profit entities, who in turn distribute them under their programs to increase their sales, or to motivate and reward their high achiever employees and best customers. The Sharper Image stores, catalog and Internet website are the primary means of offering, delivering and redeeming the incentives and gifts. We record revenues and expenses for our Sharper Image Rewards program through our stores, catalog and direct marketing and Internet operations.

        We have an exclusive licensing agreement with a company located in Switzerland. Under the agreements the licensee is granted the right to use the trademark name. "The Sharper Image," in Switzerland in connection the retail store and catalog operations. We have agreed to assist the licensee by producing a foreign language edition of The Sharper Image catalog, with economies of scale, but at the expense of the licensee who then prints and distributes locally. There is currently one The Share Image retail store operated by the foreign licensee in Switzerland. We receive royalties on sales by the licensee. The licensee purchases products from us or directly from manufacturers, maintains its own supply of inventory and establishes its own product prices.

        We continue to pursue opportunities in foreign countries, primarily through wholesale and Internet channels. For fiscal 2002, international sales accounted for approximately 2% of total revenues. Licensing arrangements are selectively reviewed.

Merchandising, sourcing and development

Merchandising

        Our merchandise mix emphasizes innovative products that are new-to-market, unique Sharper Image Design and Sharper Image branded products which are generally available exclusively through The Sharper Image, or branded products not available in broad distribution. We choose each product separately because our sales are driven by individual products, and our marketing efforts focus on each item's unique attributes, features and benefits. This approach distinguishes us from other retailers who are oriented more to category or product classification. We adjust our merchandise mix to reflect market trends and customer buying habits. New products are selected or developed and brought into our merchandise mix based on criteria such as anticipated popularity, gross margin, uniqueness, value, competitive alternatives, exclusivity, quality and vendor performance. As a result of such shifting emphasis among individual items and depending on the customers' demand and the level of marketing and advertising programs, the mix of sales by category changes from time to time and the sales volume of individual or related products can be significant to any particular reporting period's total sales.

        The effect, from year to year, can be to increase or decrease the merchandise gross margin rates since margins vary according to category of merchandise. Our goal is to increase sales of Sharper Image Design and Sharper Image branded products, as these products generally carry margins higher than those of third party branded products.

        Our current merchandise strategy is to offer an assortment of products with emphasis on Sharper Image Design and Sharper Image branded products. We intend to continue to focus on offering products in the $20 to $500 price range to appeal to a wide customer base. We also intend to continue to increase our Sharper Image Design and Sharper Image branded product offerings.

        Sharper Image Design products are produced for us on a contract basis, primarily by manufacturers in Asia. We provide all product specifications to the contract manufacturers. Development lead-time is generally in the range of 12 to 18 months, although certain product introductions may require a shorter or longer lead-time.

        We generate information frequently on merchandise orders and inventory, which is reviewed by our buyers, our senior merchandising staff and top management. We average new offerings of approximately 50 to 100 products during the two peak selling seasons. We carefully consider which products will not be offered in future months based upon numerous factors, including revenues generated, gross margins, the cost of catalog and store space devoted to each product, product availability and quality.

Product sourcing

        The process of finding new products involves our buyers reviewing voluminous product literature, traveling extensively throughout the United States and Asia to attend trade shows and exhibitions and meeting with manufacturers. We enjoy relationships with many major manufacturers who use The Sharper Image regularly to introduce their newest products in the United States.

        We purchase merchandise from numerous foreign and domestic manufacturers and importers. We had a single supplier that provided approximately 24% of our net merchandise purchases in fiscal 2002. In fiscal 2002 and 2001, substantially all of the products offered by us were manufactured in Asia, primarily China.

Product development

        Our Sharper Image Design group has over ten years of experience in designing and developing new products, as well as finding new product ideas from outside sources. The product development group meets regularly with the merchandising and sales staff to review new Sharper Image Design product opportunities, product quality and customer feedback. From these creative sessions, product ideas are put into design, development and production. Successful product introductions during the past three years include: Big Screen Travel Clock; CD Soother Alarm Clock with 20 Soother Sounds; DVD Power Tower; Electric X2 Scooter; Hot and Cold Mini Fridge; Ionic Breeze Car Air Purifier; Ionic Breeze GP Silent Air Purifier with Germicidal Protection; Ionic Breeze Personal Air Purifier; Ionic Breeze Quadra Silent Air Purifier; Ionic Conditioning Quiet Hair Dryer; "Now You Can Find It" Wireless Electronic Locator; Personal Cooling System; Robocub; Roboscout; Shower Companion Plus; Sound Soother 20; Talking Travel Companion; Two CD Shower Companion; and Turbo Groomer 2.0.

        In addition, we emphasize and work with vendors to develop private label products focusing on unique and innovative features that would distinguish us from competitors. Successful private label introductions include, among others, several uniquely styled stereo systems, as well as various personal care and home-related products. We believe that the appeal of the Sharper Image Design and Sharper Image branded products also serves as a key factor in broadening our customer base and enhancing and strengthening our brand appeal. Our goal is to continue to increase sales of these products through the introduction of new, and the continued popularity of existing, Sharper Image Design and private label products.

Customer service

        We are committed to providing our customers with courteous, knowledgeable and prompt service. Our customer service and catalog sales groups at the corporate headquarters and in Little Rock, Arkansas provide personal attention to customers who call toll free or send emails to request a catalog subscription, place an order or inquire about a product. Our customer service group is also responsible for resolving customer problems promptly and to the customer's complete satisfaction. We also contract with third party call centers for additional sales and customer service representative coverage. These third party call centers are subject to the same high-level expectations of customer service as our internal staff.

        We seek to hire and retain qualified sales and customer service representatives in our store, catalog and Internet operations and to train them thoroughly. Each new store manager undergoes an intense program during which the manager is trained in all aspects of our business. Sales personnel are trained during the first two weeks of employment, or during the weeks before a new store opens, and updated periodically with on-going sales training sessions. Training for sales personnel focuses primarily on acquiring a working knowledge of our products and on developing selling skills and an understanding of our high customer service standards. Each sales associate is trained to adhere to our philosophy of "taking ownership" of every customer service issue that may arise. We have also developed ongoing programs conducted at each store and by district that are designed to keep each salesperson up to date on each new product offered.

Order fulfillment and distribution

        We own a fulfillment and distribution facility in Little Rock, Arkansas of approximately 110,000 square feet. We lease additional facility space in Little Rock, Arkansas and Ontario, California for mail order and store fulfillment needs, returns processing and storage. Our merchandise generally is delivered to the catalog and Internet customers and to The Sharper Image stores directly from our distribution facilities. Specified products are shipped directly from the vendor to the customer or to the stores. The shipment of products directly from vendors to the stores and customers reduces the level of inventory required to be carried at the distribution center, freight costs and the lead-time required to receive the products. Each catalog order is received via remote terminal at the distribution facility after the order has been approved for shipment. Our goal is to ship the majority of catalog and Internet orders within 24 - 48 hours after the order is received. Store customers generally take their purchases with them. We have completed the current phase of the configuration of our main distribution center in Little Rock, Arkansas to provide for more efficient processing. Further work on our main distribution center will continue into fiscal 2003.

        Maintaining sufficient inventory levels is critical to our business and sales and inventory information about store, catalog and Internet operations is provided on an ongoing basis to our merchandising staff and to top management for review. Our stores are equipped with electronic point-of-sale registers that communicate daily with the main computer system at our corporate headquarters, transmitting sales, inventory and customer data, as well as receiving data from our headquarters. The sales, inventory and customer data enable sales and corporate personnel to monitor sales by item on a daily basis, provide the information utilized by the automatic replenishment system, or ARS, and merchandising personnel for inventory allocations, provide management with current inventory and merchandise information, and enable our in-house mailing list to be updated regularly with customer names and activity.

        We have developed a proprietary ARS which is used to maximize sales with minimal inventory investment. Under this ARS, information on merchandise inventory and sales by each store location is generated and reviewed daily. Sales information by product and location is systematically compared daily to each product's "model stock" to determine store shipment quantities and frequency. The ARS computes any adjustments to the model stock level based on factors such as sales history by location in relation to our total sales of each product. Under this system, the model stock is continually revised based on this analysis. Recommended adjustments to model stock levels and recommended shipment amounts are reviewed daily by a group of our store distributors and merchandising managers who are responsible for allocating inventory to stores.

        Many of our product shipments from Asia move through west coast U.S. ports and were affected by 10-day lockout by the Pacific Maritime Association, in October 2002 and the subsequent drop of productivity since the ports reopened. The lockout and the subsequent drop of productivity adversely impacted timely delivery of several of our products, particularly during our critical holiday season and may have negatively impacted our sales despite contingency plans which we put in place in anticipation of a possible work stoppage.

Advertising

        While the catalog remained our primary advertising vehicle during fiscal 2002 and 2001, we also broadened our customer base through increased multimedia advertising, including television infomercials, single product mailers, newspapers, magazines, radio, email marketing programs, Internet advertising and marketing programs, and business-to-business trade publications. We increased our spending on television media infomercials, which highlighted selected Sharper Image Design and private label products. We believe we will be able to achieve our goal of near break-even results on this type of advertising due to the broad appeal of the products in conjunction with the higher gross margin that Sharper Image Design and private label products generally carry, although there is no assurance that these goals will be met.

        These increased advertising initiatives were utilized to realize our goal of acquiring new customers, which we believe will produce additional sales in the stores, catalog and Internet channels, and business-to-business sales in the current and future periods. We intend to continue the strategy of growing our customer base through aggressive multimedia programs in fiscal 2003 with the objective of achieving a near break-even return on investment. We continually re-evaluate our advertising strategies to maximize the effectiveness of our advertising programs.

Information technology

        We maintain an integrated management information system for merchandising, point-of sale, order fulfillment, distribution and financial reporting. We believe our system increases productivity by providing extensive merchandise information and inventory control. We continually evaluate and enhance our computer systems and information technology in connection with providing additional and improved management and financial information. In fiscal 2001, we added an additional AS400 mainframe at our distribution center in Little Rock, Arkansas, which currently acts as a back-up system for the AS400 located in our corporate headquarters. In fiscal 2002, we continued technology development and enhancement initiatives for our Internet websites.

        During fiscal 2000, we launched an enhanced and redesigned website that incorporated much of the look and feel of the new store design. The redesigned website included new features such as dynamic browsing, inventory status, order tracking capabilities, easy registration and Flash technology. In fiscal 2001, we focused on utilizing these improved features to enhance the ease and speed of shopping and ordering. The website now offers catalog quick order, and each product page lists related accessories with click-to-add check boxes and further enhanced features including better product searches, gift guides by product and category and an outlet store.

Competition

        We operate in a highly competitive environment. We principally compete with a diverse mix of department stores, sporting goods stores, discount stores, specialty retailers and other catalog and Internet retailers that offer products similar to or the same as some of those offered by us. Many of our competitors are larger companies with greater financial resources, a wider selection of merchandise and greater inventory availability. Larger retailers, such as department stores, offer a wider range of products and offer the convenience of one-stop shopping. Specialty retailers, such as electronic stores, may offer only a certain category of products but often offer a wider range of selection within a particular category of product. Discount stores may offer analogous products at lower price points. Since we offer a more limited range of products compared to our competitors, our ability to anticipate the preferences of our customers and effectively market and distinguish The Sharper Image brand is critical. Although we attempt to market products not generally available elsewhere and have emphasized exclusive products in our merchandising strategy, some of our products or similar products can also be found in other retail stores or through other catalogs or through the Internet. We offer competitive pricing where other retailers market certain products similar to our products at lower prices. In addition, a number of other companies have attempted to imitate the presentation and method of operation of our catalog and stores and our Sharper Image Design products. Our ability to distinguish our products from similar products offered by our competitors is particularly important in order to maintain pricing and because of the ease with which customers can comparison shop on-line. We compete principally on the basis of product exclusivity, selection, brand recognition, quality and price of our products, merchandise presentation in the catalog, stores and on the Internet, our customer list and the quality of our customer service. We have committed additional resources to our internal product development group to create and produce Sharper Image Design products, and to our merchandising team to support a program to increase private label products exclusively available from us. We believe that these Sharper Image Design and private label products provide a competitive advantage for us in our merchandising offering.

Intellectual property

        We believe our registered service mark and trademark "The Sharper Image" and the brand name recognition that we have developed are of significant value. We actively protect our brand name and other intellectual property rights to ensure that the quality of our brand and the value of our proprietary rights are maintained. We currently license the use of our trademarked name in connection with the production and circulation of a foreign language edition of The Sharper Image catalog in Switzerland and with The Sharper Image store in Switzerland in consideration for royalties and other fees. We seek patents to establish and protect our proprietary rights relating to the technologies and products we are currently developing and that we may develop in the future. We own license rights under a utility patent relating to our air purification line of products, which is important to our business. This licensed patent, which is due to expire in December 2005, has been tested and has withstood validity challenges, including a reexamination proceeding before the Patent and Trademark Office. Although our license rights are an important asset, we have taken and will continue, in the future, to take all steps necessary to enhance our patent protection by obtaining both utility and design patent protection directed to our proprietary products. For instance, we currently own 26 utility patents and numerous design patents. Three of the utility patents and multiple design patents pertain to our air purification line of products. In addition, multiple foreign and domestic pending patent applications are directed to our air purification line of products. The validity of these patents is presumed by law, yet none of these patents have undergone a validity challenge. The earliest expiration date of any utility patent relating to our air purification line of products is 2018.

        We own or have rights to various copyrights, trademarks and trade names used in our business. These include The Sharper Image®, CD/Radio and Sound Soother® 20 with Aluminum Cone Speaker Technology, DVD Power Tower™, Feel Good Fan™ Desktop Fan and Negative Ionizer, Ionic Breeze GP® Silent Air Purifier, Ionic Breeze® Quadra® Silent Air Purifier, Ionic Conditioning™ Grooming Hair Dryer, Ionic Hair Wand II®, "Now You Can Find It"™ Wireless RF Electronic Locator, Personal Cooling System™, Quiet Power™ Motorized Tie Rack, Shower Companion™, Travel Soother® 20 Radio/Alarm Clock, Turbo Groomer™ and Winemaker's Collection™: Corkscrew, Aerator and Foil Cutter.

Seasonality

        Our business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the holiday shopping season. The secondary peak period for us is June, reflecting gift buying for Father's Day and graduations. A substantial portion of our total revenues, and all or most of our net earnings, occur in our fourth fiscal quarter ending January 31. We generally experience lower revenues during the other quarters and, as is typical in the retail industry, have incurred and may continue to incur losses in these quarters. In addition, similar to many retailers, we make merchandising and inventory decisions for the holiday season well in advance of the holiday selling season. Accordingly, unfavorable economic conditions or deviations from projected demand for products during the fourth quarter could have a material adverse effect on our financial position or results of operations for the entire fiscal year. The fourth quarter accounted for more than 40% of total revenues in both fiscal 2002 and 2001. In addition, the fourth quarter accounted for all of our net earnings in fiscal 2001 and substantially all of our net earnings in 2002.

Legal proceedings

        We aggressively pursue claims against companies with products that infringe our intellectual property.

        On October 8, 2002, we filed suit in the U.S. District Court for the Northern District of California against Honeywell International Inc. and Kaz, Inc. for patent infringement, unfair competition, trade dress and trade design infringement and false advertising concerning their indoor air purifier as it relates to our Ionic Breeze Quadra Silent Air Purifier. The defendants have filed counterclaims for declaratory judgment of non-infringement and invalidity of U.S. Patent Nos. 4,789,801, 6,176,977 and 6,350,417. On October 21, 2002, we filed motions for a temporary restraining order and preliminary injunction against the defendants. On November 14, 2002, the District Court denied our motion for a temporary restraining order. The hearing on the motion for a preliminary injunction has not yet been scheduled. We do not believe that the denial of our motion for a temporary restraining order will affect the merits of the motion for a preliminary injunction or the underlying case.

        On December 16, 2002, we filed suit in the U.S. District Court for the Northern District of California against Brookstone Company, Inc. for patent and trade design infringement, concerning their rotating CD and DVD holders as they relate to our CD Power Tower and DVD Power Tower in order to enforce a settlement previously agreed to by Brookstone Company Inc. when we sued it in a prior suit for patent and trade design infringement. We intend to continue to vigorously prosecute these claims.

        In addition, from time-to-time, we are involved in various disputes and legal proceedings that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, product liability and employee relations matters. We believe that the resolution of these matters, as well as the matters described in the preceding paragraphs, will not have a material adverse effect on our financial position or results of operations.

Employees

        As of January 31, 2003, we employed approximately 2,200 associates, approximately 51% of whom were full time. We also hire a significant number of seasonal employees during our peak holiday selling season. We consider our associate relations to be good.

Executive Officers of the Registrant

        Set forth below is a list of the executive officers of the Company, together with brief biographical descriptions.

Name	Position	Age
Richard Thalheimer	Founder, Chief Executive Officer and Chairman of the Board	55
Tracy Wan	President and Chief Operating Officer	43
Jeffrey Forgan	Executive Vice President, Chief Financial Officer and Corporate Secretary	45
Greg Alexander	Senior Vice President, Information Technology	41
Anthony Farrell	Senior Vice President, Creative Services	53

        Richard Thalheimer is the founder of the Company and has served as the Chief Executive Officer and a Director of the Company since 1978 and as Chairman of the Board of Directors since 1985. Mr. Thalheimer also served as the Company's President from 1977 through July 1993.

        Tracy Wan has been our President and Chief Operating Officer since April 1999. Ms. Wan served as Executive Vice President and Chief Financial Officer from August 1998 through April 1999; Senior Vice President and Chief Financial Officer from February 1995 through August 1998; as Vice President and Chief Financial Officer from September 1994 through February 1995; as Vice President and Controller from November 1991 through September 1994; and as Controller from July 1989 through November 1991.

        Jeffrey Forgan has been our Executive Vice President and Chief Financial Officer since May 2002. Mr. Forgan served as our Senior Vice President and Chief Financial Officer from April 1999 through May 2002. Prior to that, Mr. Forgan served as Vice President, Corporate Finance with Foundation Health Systems from 1995 to 1998, and was with Deloitte & Touche LLP from 1980 to 1995, serving as an audit partner during 1995. Mr. Forgan is a certified public accountant.

        Greg Alexander has been our Senior Vice President, Information Technology since March 1999. Mr. Alexander served as Vice President, Information Technology from February 1995 through March 1999 and as Director, Information Technology from July 1991 through February 1995.

        Anthony Farrell has been our Senior Vice President, Creative Services, since July 1998. Mr. Farrell was a consultant to The Sharper Image from April 1998 through July 1998. Mr. Farrell was senior vice president, merchandising with SelfCare Catalog from March 1991 through December 1997.

Available information

        Our Internet address is www.sharperimage.com. We make available on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

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

If we fail to continuously offer new merchandise that our customers find attractive, the demand for our products may be limited.

        In order to meet our strategic goals, we must successfully offer our customers new, innovative and high quality products on a continuous basis. Our product offerings must be affordable, useful to the customer, well made, distinctive in design and not widely available from other retailers. We cannot predict with certainty that we will successfully offer products that meet these requirements in the future. Some products or a group of related products can produce sales volumes that are significant to our total sales volume in a particular period.

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

If we do not maintain sufficient inventory levels, or if we are unable to deliver our products to our customers in sufficient quantities, our operating results will be adversely affected.

        We must be able to deliver our merchandise in sufficient quantities to meet the demands of our customers and deliver this merchandise to customers in a timely manner. We must be able to maintain sufficient inventory levels, particularly during the peak holiday selling seasons. If we fail to achieve these goals, we may be unable to meet customer demand, and our future results will be adversely affected if we are not successful in achieving these goals. Our success depends on our ability to anticipate and respond to changing product trends and consumer demands in a timely manner.

A substantial portion of our sales during any given period of time may be generated by a particular product or line of products and if sales of those products or line of products decrease, our stock price may be adversely affected.

        During fiscal 2002, the sales of our air purification line of products constituted a substantial portion of our total revenues. Although not as substantial, the sales from our home and portable stereo system and massage product lines constituted a significant portion of our total revenues. We believe that sales from these product lines will continue to constitute a substantial portion of our sales during fiscal 2003, although we cannot assure you that sales of these product lines will continue to increase or will continue at this level.

        Our future growth will be substantially dependent on the continued increase in sales growth of existing core and new products, while at the same time maintaining or increasing our current gross margin rates. We cannot predict whether we will be able to increase the growth of existing core and new products or successfully introduce new products, increase our revenue level or maintain or increase our gross margin rate in future periods. Failure to do so may adversely affect our stock price.

Poor economic conditions may reduce consumer spending on discretionary retail products such as the ones we offer.

        Consumer spending patterns, particularly discretionary spending for products such as ours, are affected by, among other things, prevailing economic conditions, stock market volatility, threats of war, acts of terrorism, wage rates, interest rates, inflation, taxation, consumer confidence and consumer perception of economic conditions. General economic, political and market conditions, such as recessions, may adversely affect our business results and the market price of our common stock. The terrorist attacks on New York City and Washington, D.C. on September 11, 2001, had a negative effect on an already slowing economy and on consumer confidence. Our business has been and could continue to be negatively affected by the poor economic conditions which negatively impact the retail industry and any related decline in consumer demand for discretionary items such as our products. We face uncertainty in the degree to which the continuing poor performance in the retail industry and the current economic slowdown will negatively affect demand for our products from our existing and potential customers. We may not be able to accurately anticipate the magnitude of these effects on future quarterly results.

Our success depends in part on our ability to internally design and develop our Sharper Image Design products.

        We have invested significant resources in and are increasingly dependent on the success of the Sharper Image Design products that we design and develop. These products have typically generated higher gross margins than other products and our merchandising strategy emphasizes these products. Some of these products or a group of related products, which are affected by customers' demands and the level of our marketing and advertising efforts, can produce sales volumes that are significant to our total sales volume in a particular period. In order to be successful, we must continue to design and develop products that meet the demands of our customers, as well as create customer demand for these products. If we are unable to successfully design and develop these products, our operating results may be adversely affected.

We rely on foreign sources of production and our business would be adversely affected if our suppliers are not able to meet our demand and alternative sources are not available.

        We must ensure that the products we design and develop are manufactured cost-effectively. We rely solely on a select group of contract manufacturers, most of whom are located in Asia (primarily China), to produce these products in sufficient quantities to meet customer demand and to obtain and deliver these products to our customers in a timely manner. These arrangements are subject to the risks of relying on products manufactured outside the United States, including political unrest and trade restrictions, local business practice and political issues, including issues relating to compliance with domestic or international labor standards, currency fluctuations, work stoppages, economic uncertainties, including inflation and government regulations, and other uncertainties. If we are unable to successfully obtain and timely deliver sufficient quantities of these products, our operating results may be adversely affected.

        We had a single supplier located in Asia that provided approximately 24% of the net merchandise purchases in fiscal 2002 and is expected to provide a comparable percentage in the future. If we were unable to obtain products from this supplier on a timely basis or on commercially reasonable terms, our operating results may be adversely affected.

        Some of our smaller vendors have limited resources, limited production capacities and limited operating histories. We have no long-term purchase contracts or other contracts that provide continued supply, pricing or access to new products and any vendor or distributor could discontinue selling to us at any time. We compete with many other companies for production facilities and import quota capacity. We cannot assure you that we will be able to acquire the products we desire in sufficient quantities or on terms that are acceptable to us in the future. In addition, we cannot assure you that our vendors will make and deliver high quality products in a cost-effective, timely manner. We may also be unable to develop relationships with new vendors.

We depend on our vendors' ability to timely deliver sufficient quantities of products and our business can be harmed by work stoppages or other interruptions to delivery of products.

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

        On July 1, 2002, the labor contract between the Pacific Maritime Association, or PMA, and the International Longshore and Warehouse Union, or ILWU, whose members are primarily responsible for the removal of cargo from container loaded shipping vessels in west coast U.S. ports, expired. Many of our shipments from Asia move through these west coast U.S. ports and were affected by the 10-day lockout by the PMA in October 2002 and subsequent drop of productivity since the ports reopened. Though the ILWU and PMA reached a six-year contract agreement which became effective on February 1, 2003, the lockout and subsequent drop in productivity at the ports have impacted the timely delivery of several of our products, particularly for the critical holiday season, and may have negatively impacted our sales. During the second quarter of fiscal 2002, we began a gradual buildup of merchandise inventory in anticipation of a possible work stoppage by the ILWU and put into place contingency plans, which included increased usage of airfreight transportation. The contingency plans, however, cannot offset the impact the work stoppage may have had on us. The increased usage of airfreight transportation had a negative impact on our gross margins for the fourth quarter of fiscal 2002.

Our ability to protect our proprietary technology, which is vital to our business, particularly our air purification products, is uncertain and our inability to protect these rights could impair our competitive advantage and cause us to incur substantial expense to enforce our rights.

        Our success, competitive position and amount of potential future income will depend in part on our ability to obtain patent protection relating to the technologies and products we are currently developing and that we may develop in the future. Our policy is to seek patent protection and enforce the intellectual property rights we own and license. We cannot assure you that patent applications we submit and have submitted will result in patents being issued. Of our 26 utility patents, we currently have three utility patents, as well as the license rights to use a fourth utility patent, and multiple design patents that are related to our air purification line of products. The licensed utility patent is due to expire in December 2005, and the earliest expiration date of the other utility patents related to our air purification line of products is 2018.

        We cannot assure you that a third party will not infringe upon or design around any patent issued or licensed to us, including the patents and license agreement related to our air purification line of products, or that these patents will otherwise be commercially viable. Litigation to establish the validity of patents, to defend against patent infringement claims of others and to assert patent infringement claims against others can be expensive and time-consuming even if the outcome is favorable to us. If the outcome is unfavorable to us, we may be required to pay damages, stop production and sales of infringing products or be subject to increased competition from similar products. We have taken and may, in the future, take steps to enhance our patent protection, but we cannot assure you that these steps will be successful or that, if unsuccessful, our patent protection will be adequate.

        We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. We attempt to protect our proprietary technology in large part by confidentiality agreements with our employees, consultants and other contractors. We cannot assure you, however, that these agreements will not be breached, that we will have adequate remedies for any breach or that competitors will not know of or independently discover our trade secrets.

Our quarterly operating results and comparable store sales are subject to significant fluctuations and seasonality.

        Our business is seasonal, reflecting the general pattern of peak sales and earnings for the retail industry during the holiday shopping season. Typically, a substantial portion of our total revenues and all or most of our net earnings occur during our fourth quarter ending on January 31. The fourth quarter accounted for more than 40% of total revenues in both fiscal 2002 and 2001. In addition, the fourth quarter accounted for all of our net earnings in fiscal 2001 and substantially all of our net earnings in fiscal 2002. In anticipation of increased sales activity during the fourth quarter, we incur significant additional expenses, including significantly higher inventory costs and the costs of hiring a substantial number of temporary employees to supplement our regular store staff. If for any reason our sales were to be substantially below those normally expected during the fourth quarter, our annual operating results would be adversely affected. Due to this seasonality, our operating results for any one period may not be indicative of our operating results for the full fiscal year.

        We generally experience lower revenues and net operating results during our first three quarters of the fiscal year and have historically and may continue to experience losses in these quarters. Our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including, among other things, the timing of new store openings, net sales contributed by new stores, increases or decreases in comparable store sales, changes in our merchandise mix and net catalog sales.

        In addition, like other retailers, we typically make merchandising and purchasing decisions well in advance of the holiday shopping season. As a result, poor economic conditions or differences from projected customer demand for our products during the fourth quarter could result in lower revenues and earnings.

        Our comparable store sales also fluctuate significantly and can contribute to fluctuations in our quarterly operating results. Our comparable store sales are affected by a variety of factors, including customer demand in different geographic regions, our ability to efficiently source and distribute products, changes in our product mix, competition and advertising.

        Our comparable store sales have fluctuated significantly in the past and we believe that such fluctuations may continue. Our historic comparable net store sales changes from the prior fiscal year were as follows:

Fiscal year	Percentage increase (decrease)
1997	1.1%
1998	5.3
1999	12.3
2000	29.0
2001	(16.0)
2002	13.6

        Comparable store sales are defined as sales from stores where selling square feet did not change by more than 15% in the previous 12 months and which have been open for at least 12 full months. Stores generally become comparable once they have a full year of comparable sales. We cannot assure you that our comparable store sales results will increase in the future. Any reduction in or failure to increase our comparable store sales results could impact our future operating performance and cause the price of our common stock to decrease.

We are dependent on the success of our advertising and direct marketing efforts and our profitability will be adversely affected by increased costs associated with these efforts.

        Our revenues depend in part on our ability to effectively market and advertise our products through The Sharper Image catalog and direct marketing operations. Increases in advertising, paper or postage costs may limit our ability to advertise without reducing our profitability. If we decrease our advertising efforts due to increased advertising costs, restrictions placed by regulatory agencies or for any other reason, our future operating results may be materially adversely affected. We are also utilizing and constantly testing other advertising media, such as television infomercials, radio and single product mailings. Our advertising expenditures increased by approximately $13.8 million or 25.3% in fiscal 2001 from the prior fiscal year, and $28.9 million, or 42.2%, in fiscal 2002 from the prior fiscal year. While we believe that increased expenditures on these and other media have resulted in increased revenues during fiscal 2002, we cannot assure you that this trend will continue in the future. If our advertising is ineffective and our increased advertising expenditures do not result in increased sales volumes, our sales and profits will be adversely affected. We expect to continue to spend on advertising and marketing at increased levels in the future, but may not continue to produce a sufficient level of sales to cover such expenditures, which would reduce our profitability.

Our business will be harmed if we are unable to successfully implement our growth strategy.

        Our growth strategy primarily includes the following components:

  •
  increase Sharper Image Design and private label product offerings;

  •
  broaden our customer base;

  •
  open new stores; and

  •
  broaden our sales and marketing channels

        Any failure on our part to successfully implement any or all of our growth strategies would likely have a material adverse effect on our financial condition, results of operations and cash flows. We believe our past growth has been attributable in large part to our success in meeting the merchandise, timing and service demands of an expanding customer base with changing demographic characteristics, but there is no assurance that we will be able to continue to have such success.

The expansion of our store operations could result in increased expenses with no guarantee of increased profitability.

        We plan to increase our number of stores by 15%-20% annually. We may not be able to attain our target new store openings, and any of our new stores that we open may not be profitable, either of which could have an adverse impact on our financial results. Our ability to expand by opening new stores will depend in part on the following factors:

  •
  the availability of attractive store locations;

  •
  our ability to negotiate favorable lease terms;

  •
  our ability to identify customer demand in different geographic areas;

  •
  general economic conditions; and

  •
  availability of sufficient funds for expansion

        Even though we continue to expand our store base, we have remained concentrated in limited geographic areas. This could increase our exposure to customer demand, weather, competition, distribution problems and poor economic conditions in these regions. In addition, our catalog sales, Internet sales, or existing store sales in a specific region may decrease as a result of new store openings.

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

        Some of our expenses will increase with the opening of new stores. If store sales are inadequate to support these new costs, our profitability will decrease. For example, inventory costs will increase as we increase inventory levels to supply additional stores. We may not be able to manage this increased inventory without decreasing our profitability. We may need financing in excess of that available under our current credit facility. Furthermore, our current credit facility has various loan covenants we must comply with in order to maintain the credit facility. We cannot predict whether we will be successful in obtaining additional funds or new credit facilities on favorable terms or at all.

We rely on our catalog operations which could have significant cost increases and could have unpredictable results.

        Our success depends in part on the success of our catalog operations. We believe that the success of our catalog operations depends on the following factors:

  •
  our ability to achieve adequate response rates to our mailings;

  •
  our ability to continue to offer a merchandise mix that is attractive to our mail order customers;

  •
  our ability to cost-effectively add new customers;

  •
  our ability to cost-effectively design, produce and deliver appealing catalogs; and

  •
  timely delivery of catalog mailings to our customers

        Catalog production and mailings entail substantial paper, postage, merchandise acquisition and human resource costs, including costs associated with catalog development and increased inventories. We incur nearly all of these costs prior to the mailing of each catalog. As a result, we are not able to adjust the costs being incurred in connection with a particular mailing to reflect the actual performance of the catalog. Increases in costs of mailing, paper or printing would increase costs and would adversely impact our earnings if we were unable to pass such increases directly on to our customers or offset such increases by raising prices or by implementing more efficient printing, mailing, delivery and order fulfillment systems. If we were to experience a significant shortfall in anticipated revenue from a particular mailing, and thereby not recover the costs associated with that mailing, our future results would be adversely affected. In addition, response rates to our mailings and, as a result, revenues generated by each mailing are affected by factors such as consumer preferences, economic conditions, the timing and mix of catalog mailings, the timely delivery by the postal system of our catalog mailings and changes in our merchandise mix, several or all of which may be outside our control. Further, we have historically experienced fluctuations in the response rates to our catalog mailings. If we are unable to accurately target the appropriate segment of the consumer catalog market or to achieve adequate response rates, we could experience lower sales, significant markdowns or write-offs of inventory and lower margins, which would adversely affect our future results.

        During the third quarter of fiscal 2001, we experienced delays and non-delivery of several catalog mailings due to the post office closures and mail interruptions that occurred after the September 11, 2001 terrorist attacks which had a material negative impact on sales during that period. Effective June 30, 2002, the U.S. Postal Service increased its rates. This increase has impacted the cost of mailing catalogs and single-product mailers to our customers, and to the extent that we use the U.S. Postal Service for the fulfillment of orders, our delivery expense will also increase. In addition, postal rate increases may result in competitive increases by other delivery services, which we may use from time to time. Furthermore, both the U.S. Postal Service and other delivery services may raise their rates further in the future.

The majority of our distribution and fulfillment operations are located in our own facility in Little Rock, Arkansas and any disruption of this center's operations could hurt our ability to make timely delivery of our products.

        We conduct the majority of our distribution operations and all of our catalog and Internet order processing fulfillment functions from our owned facility in Little Rock, Arkansas, a leased facility in Little Rock, Arkansas and a leased facility in Ontario, California. We also use contract fulfillment and warehouse facilities for additional seasonal requirements. Any disruption in the operations at any distribution center, particularly during the holiday shopping season, could result in late delivery of products and make it difficult to meet customer demand for our products.

        In addition, we rely upon third party carriers for our product shipments, including shipments to and from all of our stores. As a result, we are subject to certain risks, including employee strikes and inclement weather, associated with such carriers' ability to provide delivery services to meet our shipping needs.

        We are also dependent on temporary employees to adequately staff our distribution facilities, particularly during busy periods such as the holiday shopping season. We cannot assure you that we will continue to receive adequate assistance from our temporary employees, or that we will continue to have access to sufficient sources of temporary employees.

We experience intense competition in the rapidly changing retail markets and if we are unable to compete effectively, we may not be able to maintain profitability.

        We operate in a highly competitive environment. We principally compete with a variety of department stores, sporting goods stores, discount stores, specialty retailers and other catalogs that offer products similar to or the same as our products. We may increasingly compete with major Internet retailers. Many of our competitors are larger companies with greater financial resources, a wider selection of merchandise and greater inventory availability and offer the convenience of one-stop shopping. Specialty retailers, such as electronics stores, may offer only a certain category of products but often offer a wider range of selection within a particular category of product. Discount stores may offer analogous products at lower price points. We offer a more limited range of products compared to our competitors, and if we are unable to anticipate the preferences of our customers and effectively market and distinguish The Sharper Image brand or if we experience increased competition, our business and operating results could be adversely affected.

        The U.S. retail industry, the specialty retail industry in particular, and e-commerce sector are dynamic in nature and have undergone significant changes over the past several years. Our ability to anticipate and successfully respond to continuing challenges is critical to our long-term growth and we cannot assure you that we will anticipate and successfully respond to changes in the retail industry and e-commerce sectors.

We maintain a liberal merchandise return policy, which allows customers to return most merchandise, and as a result, excessive merchandise returns could harm our business.

        We make allowances for returns of store, catalog and Internet sales in our financial statements based on historical return rates. We cannot assure you that actual merchandise returns will not exceed our allowances. In addition, because our allowances are based on historical return rates, we cannot assure you that the introduction of new merchandise in our stores or catalogs, the opening of new stores, the introduction of new catalogs, increased sales over the Internet, changes in our merchandise mix or other factors will not cause actual returns to exceed return allowances. Any significant increase in merchandise returns that exceed our allowances could have a material adverse effect on our future results.

We may be subject to risks associated with our products, including product liability or patent and trademark infringement claims.

        Our current and future products may contain defects, which could subject us to product liability claims and product recalls. Although we maintain limited product liability insurance, if any successful product liability claim or product recall is not covered by or exceeds our insurance coverage, our business, results of operations and financial condition would be harmed. Additionally, third parties may assert claims against us alleging infringement, misappropriation or other violations of patent, trademark or other proprietary rights, whether or not such claims have merit. Such claims can be time consuming and expensive to defend and could require us to cease using and selling the allegedly infringing products, which may have a significant impact on total company sales volume, and to incur significant litigation costs and expenses.

If we lose our key personnel, we may not be able to successfully develop and merchandise our products.

        Our success depends to a significant extent upon the abilities of our senior management, particularly Richard Thalheimer, our founder, Chairman and Chief Executive Officer. The loss of the services of any of the members of our senior management or of certain other key employees could have a significant adverse effect on our business, financial condition and operating results. We maintain key man life insurance on Mr. Thalheimer in the amount of $15 million. The terms of

Mr. Thalheimer's employment are governed by an employment agreement. Our future performance will depend upon our ability to attract and retain qualified management, merchandising and sales personnel. There can be no assurance that the members of our existing management team will be able to manage our company or our growth or that we will be able to attract and hire additional qualified personnel as needed in the future.

We are effectively controlled by a single shareholder who exerts considerable influence over our business affairs and may make business decisions which may not be in your best interest.

        As of January 31, 2003, Richard Thalheimer beneficially owned approximately 33% of our common stock. As a result, Mr. Thalheimer will continue to exert substantial influence over the election of directors and over our corporate actions.

Our common stock price is volatile.

        Our common stock is quoted on the Nasdaq National Market, which has experienced and is likely to experience in the future significant price and volume fluctuations, which could reduce the market price of our common stock without regard to our operating performance. From February 1, 2002 to January 31, 2003, the price per share of our common stock has ranged from a high of $24.95 to a low of $10.70. We believe that among other factors, any of the following factors could cause the price of our common stock to fluctuate substantially:

  •
  monthly fluctuations in our comparable store sales;

  •
  announcements by other retailers;

  •
  the trading volume of our common stock in the public market;

  •
  general economic conditions;

  •
  financial market conditions;

  •
  acts of terrorism; and

  •
  threats of war

Our charter documents, Delaware law, our stockholders rights plan and other agreements may make a takeover of us more difficult.

        We are a Delaware corporation. The Delaware General Corporation Law contains certain provisions that may make a change in control of our company more difficult or prevent the removal of incumbent directors. In addition, our Certificate of Incorporation and Bylaws and our stockholders rights plan and other agreements contain provisions that may have the same effect. These provisions may have a negative impact on the price of our common stock, may discourage third-party bidders from making a bid for our company or may reduce any premiums paid to stockholders for their common stock.

Item 2. Properties

        The Company occupies approximately 58,000 square feet of office space for its corporate headquarters in San Francisco, CA. The Company signed a lease extension in February 2000, extending the expiration date to January 2006. The Company also leases approximately 5,600 square feet for its product development offices in Northern California.

        As of January 31, 2003 the Company operated 127 The Sharper Image stores under leases covering a total of approximately 499,000 square feet.

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

Item 4. Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        The information set forth under "Note D—Revolving Loan and Notes Payable" in the Notes to Financial Statements on page 33 and the information set forth under the caption "Common Stock Market Prices and Dividend Policy" on the inside back cover of the Sharper Image Corporation 2002 Annual Report to Stockholders is incorporated herein by reference. As of April 14, 2003 there were 385 holders of record and the closing price of the Company's Common Stock was $19.70 per share as reported by the NASDAQ Stock Market.

        No cash dividends were declared or paid in fiscal 2002 or fiscal 2001.

Item 6. Selected Financial Data

        The information set forth under the caption "Financial Highlights" on page 2 of the Sharper Image Corporation 2002 Annual Report to Stockholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

        The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 13 to 23 of the Sharper Image Corporation 2002 Annual Report to Stockholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The information set forth under the caption "Quantitative and Qualitative Disclosure About Market Risk" on page 23 of the Sharper Image Corporation 2002 Annual Report to Stockholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

        The financial statements and independent auditors' report set forth on pages 24 to 41 of the Sharper Image Corporation 2002 Annual Report to Stockholders are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Information with respect to the directors of the Company is incorporated herein by reference to the Company's 2003 Proxy Statement to Stockholders. Information with respect to the executive officers of the Registrant is contained in Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

        Information with respect to executive compensation is incorporated herein by reference to the Company's 2003 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Information with respect to security ownership of beneficial owners and management is incorporated herein by reference to the Company's 2003 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

        Not applicable.

Item 14. Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    (a) Within the 90-day period prior to the date of this report, the Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (the "Evaluation"). Based upon the Evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information relating to the Company, including consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this annual report was being prepared.

        Changes in Internal Controls.    (b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the Evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)1.    List of Financial Statements.

  The following Financial Statements and Notes thereto set forth on pages 23 to 40 of the Sharper Image Corporation 2002 Annual Report to Stockholders are incorporated by reference as Exhibit 13.1 to this Report on Form 10-K:

    Independent Auditors' Report

    Statements of Operations for the years ended January 31, 2003, 2002 (as restated), and 2001 (as restated)

    Balance sheets at January 31, 2003 and 2002 (as restated),

    Statements of Stockholders' Equity for the years ended January 31, 2003, 2002 (as restated), and 2001 (as restated)

    Statements of Cash Flows for the years ended January 31, 2003, 2002 (as restated), and 2001 (as restated)

    Notes to Financial Statements.

(a)2.    List of Financial Statement Schedule.

  The following are filed as part of this Report:

    Independent Auditors' Report on Schedule.

    Schedule II—Valuation and Qualifying Accounts

(a)3.    List of Exhibits.

  Incorporated herein by reference is a list of the Exhibits contained in the Exhibit Index, which begins on page 41 of this report.

(b)
Reports on Form 8-K.

  The Sharper Image Corporation did not file any reports on Form 8-K during the period covered by this report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHARPER IMAGE CORPORATION		SHARPER IMAGE CORPORATION
By:	/s/ RICHARD J. THALHEIMER Richard J. Thalheimer Chief Executive Officer, Chairman (Principal Executive Officer)	By:	/s/ JEFFREY P. FORGAN Jeffrey P. Forgan Executive Vice President, Chief Financial Officer, Corporate Secretary (Principal Financial & Accounting Officer)

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

Signature	Title	Date
/s/ RICHARD J. THALHEIMER Richard J. Thalheimer	Chief Executive Officer, Chairman (Principal Executive Officer)	April 28, 2003
/s/ JEFFREY P. FORGAN Jeffrey P. Forgan	Executive Vice President, Chief Financial Officer, Corporate Secretary (Principal Financial and Accounting Officer)	April 28, 2003
/s/ ALAN THALHEIMER Alan Thalheimer	Director	April 28, 2003
/s/ GERALD NAPIER Gerald Napier	Director	April 28, 2003
/s/ MORTON DAVID Morton David	Director	April 28, 2003
/s/ GEORGE JAMES George James	Director	April 28, 2003

CERTIFICATIONS

I, Richard Thalheimer, certify that:

1.
I have reviewed this annual report on Form 10-K of Sharper Image Corporation ("registrant");

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 28, 2003

By:	/s/ RICHARD THALHEIMER Chairman and Chief Executive Officer

CERTIFICATIONS

I, Jeffrey P. Forgan, certify that:

1.
I have reviewed this annual report on Form 10-K of Sharper Image Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 28, 2003

By:	/s/ JEFFREY P. FORGAN Executive Vice President and Chief Financial Officer

SHARPER IMAGE CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

($000)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
DESCRIPTION	Balance at Beginning of Period	Additions Charged to Costs & Exp.	Deductions	Balance at End of Period
ACCOUNTS RECEIVABLE
YEAR ENDED JANUARY 31, 2003:
Allowance for doubtful accounts	$1,082	$1,072	$1,187	$967
YEAR ENDED JANUARY 31, 2002:
Allowance for doubtful accounts	$730	$682	$330	$1,082
YEAR ENDED JANUARY 31, 2001:
Allowance for doubtful accounts	$834	$449	$553	$730

INDEPENDENT AUDITORS' REPORT ON SCHEDULE

Board of Directors and Stockholders of
Sharper Image Corporation

        We have audited the financial statements of Sharper Image Corporation as of January 31, 2003 and 2002 and for each of the three years in the period ended January 31, 2003, and have issued our report thereon dated March 28, 2003 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the restatement described in Note L to the financial statements); such financial statements and report are included in your 2002 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Sharper Image Corporation, listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

San Francisco, California
March 28, 2003

EXHIBIT INDEX

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 (Registration No. 33-12755).)
3.2	Amended and Restated Bylaws.
3.3	Form of Certificate of Designation of Series A Junior participating Preferred Stock. (Incorporated by reference to Exhibit 3.01 to Amendment No. 2 to the Registration Statement on Form S-2.)
4.1	Form of Rights Certificate. (Incorporated by reference to Exhibit 4.01 to Amendment No. 2 to the Registration Statement on Form S-2.)
4.2	Form of Rights Agreement dated June 7, 1999. (Incorporated by reference to Exhibit 4.02 to Amendment No. 2 to the Registration Statement on Form S-2.)
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
10.26	Officer Non-Qualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.27 to Form 10-Q for the quarter ended October 31, 2003.)

10.27	Employment Agreement dated October 21, 2002 between the Company and Richard Thalheimer. (Incorporated by reference to Exhibit 10.26 to Form 10-Q for the quarter ended October 31, 2003.)
10.28	Amendment to the Financing Agreement dated March 3, 2003 between the Company and the CIT Group/Business Credit Inc.
13.1	2002 Annual Report to Stockholders.
23.1	Independent Auditor's Consent.
99.1	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer.
99.2	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer.

QuickLinks

PART 1
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS
SHARPER IMAGE CORPORATION SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS ($000)
INDEPENDENT AUDITORS' REPORT ON SCHEDULE
EXHIBIT INDEX