Form 10-Q
period 2003-04-30
SHARPER IMAGE CORP
filed 2003-06-16
CIK 811696

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2003 or

|_|     Transition  report  pursuant  to Section  13 or 15(d) of the  Securities
        Exchange   Act   of   1934   for   the   transition   period   from
        __________________________to

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

      Common Stock, $0.01 par value, 14,907,146 shares as of June 11, 2003

                            SHARPER IMAGE CORPORATION

                                    FORM 10-Q

                      For the Quarter Ended April 30, 2003

                                      INDEX

PART I. FINANCIAL INFORMATION                                               Page

ITEM 1.  Condensed Financial Statements (unaudited)

          Balance Sheets as of April 30, 2003,
                   January 31, 2003 and April 30, 2002  (as restated)         3

          Statements of Operations
           for the three months ended April 30, 2003 and 2002  (as restated)  4

          Statements of Cash Flows
           for the three months ended April 30, 2003 and 2002  (as restated)  5

          Notes to Condensed Financial Statements                           6-9

ITEM 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            10-24

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk           25

ITEM 4.  Controls and Procedures                                             25


PART II.                            OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K                                 26-28

SIGNATURE PAGE                                                               29

CERTIFICATIONS                                                            30-33

PART I
FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

SHARPER IMAGE CORPORATION
CONDENSED BALANCE SHEETS
(Unaudited)

                                                                            April 30,         January 31,       April 30,
                                                                              2003               2003            2002
Dollars in thousands, except per share amounts                                                 (Note A)   As Restated (Note F)
                                                                           ----------          --------   --------------------
ASSETS
Current Assets:
   Cash and equivalents                                                    $   36,012         $   55,633        $    32,459
   Accounts receivable, net of allowance for doubtful
    accounts of $905, $967 and $1,043                                          13,469             12,597              8,677
   Merchandise inventories                                                     77,262             74,756             60,371
   Prepaid catalog costs                                                        3,365              1,869              3,608
   Prepaid expenses, deferred taxes and other                                  17,012             13,658             10,366
                                                                           ----------         ----------        -----------
Total Current Assets                                                          147,120            158,513            115,481
Property and equipment, net                                                    52,836             52,165             45,818
Deferred taxes and other assets                                                 4,636              3,749              4,478
                                                                           ----------         ----------        -----------
Total Assets                                                               $  204,592         $  214,427        $   165,777
                                                                           ==========         ==========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                        $   20,465         $   26,597        $    19,453
   Accrued expenses                                                            16,847             14,996             15,187
   Accrued compensation                                                         4,810              8,614              4,158
   Reserve for refunds                                                         12,737             12,498              5,638
   Deferred revenue                                                            21,235             19,113             17,875
   Income taxes payable                                                           474              6,472                  -
   Current portion of notes payable                                                 -                  -                177
                                                                           ----------         ----------        -----------
Total Current Liabilities                                                      76,568             88,290             62,488
Notes payable                                                                       -                  -              1,987
Other liabilities                                                               9,707              8,753              5,810
Commitments and Contingencies                                                       -                  -                  -
                                                                           ----------         ----------        -----------
Total Liabilities                                                              86,275             97,043             70,285
                                                                           ----------         ----------        -----------

Stockholders' Equity
   Preferred stock, $0.01 par value:
    Authorized 3,000,000 shares: Issued and outstanding, none                       -                  -                  -
   Common stock, $0.01 par value:
    Authorized 25,000,000 shares: Issued and outstanding
    12,669,585, 12,638,952 and 12,145,553 shares                                  127                126                121
   Additional paid-in capital                                                  50,204             49,950             43,821
   Retained earnings                                                           67,986             67,308             51,550
                                                                           ----------         ----------        -----------
Total Stockholders' Equity                                                    118,317            117,384             95,492
                                                                           ----------         ----------        -----------
Total Liabilities and Stockholders' Equity                                 $  204,592         $  214,427        $   165,777
                                                                           ==========         ==========        ===========

                  See notes to condensed financial statements.

SHARPER IMAGE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                            Three Months Ended
Dollars in thousands, except per share amounts                                   April 30,
                                                                                 ---------
                                                                          2003               2002
                                                                          ----               ----

                                                                                      As restated
                                                                                         (Note F)
REVENUES:
   Net Sales                                                       $   117,017        $    91,572
   Delivery                                                              2,735              2,282
   List rental and licensing                                                46                232
                                                                   -----------        -----------
                                                                       119,798             94,086
                                                                   -----------        -----------

COST AND EXPENSES:
   Cost of products                                                     51,106             39,695
   Buying and occupancy                                                 13,021             10,989
   Advertising                                                          25,565             20,193
   General, selling and administrative                                  28,900             23,040
                                                                   -----------        -----------
                                                                       118,592             93,917
                                                                   -----------        -----------

OTHER INCOME AND EXPENSE:
   Interest income                                                          99                153
   Interest expense                                                        (51)               (66)
   Other income                                                              -                 99
   Other expense                                                          (105)              (102)
                                                                   -----------        -----------
                                                                           (57)                84
                                                                   -----------        -----------

Earnings Before Income Tax Expense                                       1,149                253

Income tax expense                                                         471                104
                                                                   -----------        -----------

Net Earnings                                                       $       678        $       149
                                                                   ===========        ===========

Net Earnings Per Share-basic                                       $      0.05        $      0.01
                                                                   ===========        ===========

Net Earnings Per Share-diluted                                     $      0.05        $      0.01
                                                                   ===========        ===========

Weighted Average Number of Shares - basic                           12,653,000         12,052,000
Weighted Average Number of Shares - diluted                         13,300,000         12,897,000

                  See notes to condensed financial statements.

SHARPER IMAGE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                              Three Months Ended
                                                                                                    April 30,
                                                                                                    ---------
Dollars in thousands                                                                         2003             2002
                                                                                             ----             ----

                                                                                                       As restated
                                                                                                          (Note F)
Cash was Used for Operating Activities:
   Net earnings                                                                       $       678       $      149
   Adjustments to reconcile net earnings to net cash
     used for operating activities:
     Depreciation and amortization                                                          4,216            3,514
     Tax benefit from stock option exercises                                                  117              696
     Deferred rent expenses and landlord allowances                                           121               72
     Loss on disposal of equipment                                                             97               19
     Deferred income taxes                                                                    719              545
   Change in operating assets and liabilities:
     Accounts receivable                                                                     (872)            (579)
     Merchandise inventories                                                               (2,506)          (9,690)
     Prepaid catalog costs                                                                 (1,496)           3,472
     Prepaid expenses and other assets                                                     (4,246)          (3,518)
     Accounts payable                                                                      (6,132)           2,942
     Accrued expenses and reserve for refunds                                              (1,714)            (278)
     Deferred revenue and other liabilities                                                 2,241             (445)
     Income taxes payable                                                                  (5,998)            (523)
                                                                                      -----------       ----------
Cash Used for Operating Activities                                                        (14,775)          (4,320)
                                                                                      -----------       ----------

Cash was Used for Investing Activities:
   Property and equipment expenditures                                                     (4,984)          (4,835)
                                                                                      -----------       ----------
Cash Used for Investing Activities                                                         (4,984)          (4,835)
                                                                                      -----------       ----------

Cash was Provided by Financing Activities:
   Proceeds from issuance of common stock, including
     stock options exercised                                                                  138              544
     Principal payments on notes payable and revolving credit facility                          -              (43)
                                                                                      -----------       ----------
Cash Provided by Financing Activities                                                         138            1,197
                                                                                      -----------       ----------

Net Decrease in Cash and Equivalents                                                      (19,621)          (7,958)
                                                                                      -----------       ----------
Cash and Equivalents at Beginning of Period                                                55,633           40,417
                                                                                      -----------       ----------

Cash and Equivalents at End of Period                                                 $    36,012       $   32,459
                                                                                      ===========       ==========

Supplemental Disclosure of Cash Paid for:
   Interest                                                                           $        52       $       68
   Income Taxes                                                                       $     9,245       $      506

                               See notes to condensed financial statements.

                            SHARPER IMAGE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                Three-month periods ended April 30, 2003 and 2002

                                   (Unaudited)
NOTE A - Financial Statements

The condensed balance sheets at April 30, 2003 and 2002 (as restated), and the related condensed statements of operations and cash flows for the three-month periods ended April 30, 2003 and 2002 (as restated) have been prepared by Sharper Image Corporation (the "Company"), without audit. In the opinion of management, the condensed financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of April 30, 2003 and 2002, and for the three-month periods then ended. The balance sheet at January 31, 2003, presented herein, has been derived from the audited balance sheet of the Company.

Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these interim financial statements. Accordingly, these interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2002 Annual Report.

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


NOTE B -  Employee Stock Compensation

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", establishes a fair value method of accounting for stock options and other equity instruments. SFAS No. 123 requires the disclosure of pro forma income and earnings per share as if the Company had adopted the fair value method. For determining pro forma earnings per share, the fair value of the stock options and employees' purchase rights were estimated using the Black-Scholes option pricing model. The Company's calculations are based on a multiple option approach and forfeitures are recognized as they occur. Had compensation cost for these stock option and stock purchase plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods of SFAS No. 123, the Company's net earnings
(loss) and net earnings (loss) per share would have been reduced to the pro forma amounts indicated below:


                                                                          Three Months Ended April 30,
                                                                          ----------------------------
                                                                          2003                     2002
                                                                          ----                     ----
         Net earnings, as reported                                      $678,000                 $149,000
         Deduct:  Total stock-based employee compensation
         expense determined under fair value based method for
         all awards, net of related tax effect                           367,000                  421,000
         Pro forma net earnings (loss)                                  $311,000                $(272,000)

         Basic net earnings (loss) per weighted average share:
              As reported                                               $   0.05                $    0.01
              Pro forma                                                 $   0.02                $   (0.02)

         Diluted net earnings (loss) per weighted average share:
              As reported                                               $   0.05                $    0.01
              Pro forma                                                 $   0.02                $   (0.02)

NOTE C - Earnings Per Share

Basic earnings per share is computed as net income available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares to be issued through stock options.

                                                                        Three Months Ended
                                                                             April 30,
                                                                             ---------
                                                                      2003                2002
                                                                      ----                ----
Net earnings                                                     $     678,000       $    149,000
Average shares of common stock
      outstanding during the period                                 12,653,000         12,052,000
                                                                  ============        ===========

Basic Earnings per Share                                         $        0.05       $       0.01
                                                                  ============        ===========

Average shares of common stock
      outstanding during the period                                 12,653,000         12,052,000
      Add:
      Assumed options exercised due to
      exercise price being less than average
      market price net of assumed stock repurchases                    647,000            845,000
                                                                  ------------        -----------

Diluted weighted average number
      of shares outstanding                                         13,300,000         12,897,000
                                                                  ============        ===========

Diluted Earnings per Share                                       $        0.05       $       0.01
                                                                  ============        ===========

NOTE D- Revolving Loan and Notes Payable

The Company has a revolving secured credit facility with The CIT Group/Business Credit, Inc. (CIT) with an expiration date of September 2004. The credit facility allows borrowings and letters of credit up to a maximum of $33 million for the period from October 1 through December 31, and $20 million for other times of the year based on inventory levels. The credit facility is secured by the Company's inventory, accounts receivable, general intangibles and certain other assets. Borrowings under this facility bear interest at either the prime rate plus a margin of 0.0% to 0.5% or at LIBOR plus a margin of 1.5% to 2.25%, which margins are based on the Company's financial performance. The credit facility limited the Company's capital expenditures to $12.5 million for fiscal 2003, with the ability to carry forward one-half of any unused portion to the following year and requires it to maintain an interest coverage ratio of not less than 2.5. The credit facility contains certain financial covenants pertaining to net worth and contains limitations on operating leases, other borrowings, dividend payments and stock repurchases. At April 30, 2003, there were no amounts outstanding on the Company's revolving credit facility. As of April 30, 2003, letter of credit commitments outstanding under the credit facility were $2.9 million.

In addition, the credit facility provides for term loans for capital expenditures ("Term Loans") up to $2.0 million. Amounts borrowed under the Term Loans bear interest at a variable rate of either prime rate plus a margin of 0.5% to 1.0% or at LIBOR plus a margin plus a margin of 2.5% to 3.0% which margins are based on our financial performance. Each Term Loan is to be repaid in 36 equal monthly principal installments. As of April 30, 2003, there were no borrowings on this facility.

NOTE E - Segment Information

The Company classifies its business interests into three reportable segments: retail stores, catalog and direct marketing, and Internet. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note A of the 2002 Annual Report. The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income tax expense or benefit. The Company's reportable segments are strategic business units that offer essentially the same products and utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. The Company does not have intersegment sales, but the segments are managed separately because each segment has different channels for selling the product.

Financial information for the Company's business segments is as follows:

                                                       Three Months Ended
                                                             April 30,
Dollars in thousands                                     2003             2002
                                                         ----             ----
Revenues:
   Stores                                         $    65,785       $   50,026
   Catalog and Direct Marketing                        32,860           28,510
   Internet                                            16,904           11,932
   Other                                                4,249            3,618
                                                  -----------       ----------
   Total Revenues                                 $   119,798       $   94,086
                                                  -----------       ----------

Operating Contributions:
   Stores                                         $     4,282       $    3,205
   Catalog and Direct Marketing                         5,889            4,043
   Internet                                             2,389            2,164
   Unallocated                                        (11,411)          (9,159)
                                                  -----------       ----------
   Earnings Before Income Tax Expense             $     1,149       $      253
                                                  -----------       ----------

NOTE F - Restatement

     Subsequent to the issuance of the Company's financial statements as of and for the quarter ended April 30, 2002, the Company's management determined that three errors existed in previously issued financial statements. First, for its sales on direct marketing shipments, revenues were adjusted to reflect the adoption of SAB 101, "Revenue Recognition in Financial Statements," in the first quarter of fiscal 2000. As such, revenues were adjusted to reflect recognition at the time of customer receipt versus time of shipment. Second, costs paid for package design costs, which had been capitalized and recognized over a two-year period, were corrected to be expensed as incurred. Finally, the method for calculating diluted weighted average shares oustanding in the earnings per share calculation was corrected to include the reduction in shares outstanding resulting from the anticipated repurchases of stock using proceeds of future income tax benefits associated with unexercised stock options. As a result, the accompanying financial statements have been restated from the amounts previously reported. A summary of the effects of the restatement is as follows:


Dollars in thousands                                                   As of April 30, 2002
                                                                       --------------------
                                                     As Previously Reported                As Restated
                                                     ----------------------                -----------
Property and equipment, net                                  $46,191                         $45,818
Prepaid expenses, deferred taxes and
others                                                        10,224                          10,366
Retained earnings                                             51,781                          51,550
Total stockholders' equity                                    95,723                          95,492


Dollars in thousands, except per share amounts                       Three Months Ended April 30, 2002
                                                                     ---------------------------------
                                                             As Previously Reported          As Restated
                                                             ----------------------          -----------
Revenues                                                            $ 92,836                   $ 94,086
Cost of products                                                      39,165                     39,695
General, selling and administrative                                   23,013                     23,040
Earnings (loss) before income tax expense (benefit)                    (440)                        253
Income tax expense (benefit)                                           (180)                        104
Net earnings (loss)                                                    (260)                        149

Basic earnings (loss) per common equivalent share                   $ (0.02)                    $  0.01
                                                                    ========                    =======

Diluted earnings (loss) per common equivalent share                 $ (0.02)                    $  0.01
                                                                    ========                    =======

NOTE G - Subsequent Event

On May 7, 2003, the Company and certain selling stockholders affiliated with Richard Thalheimer completed a public offering of the Company's common stock. Of the 2.5 million shares of common stock sold in the offering, the Company sold
1.9 million shares at a price to the public of $19.50. On May 13, 2003, the Company and the selling stockholders closed the sale of an additional 312,400 shares of common stock subject to the underwriters' over-allotment option. Of these shares, the Company sold 237,424 shares. The Company received proceeds from the public offering of $39.4 million, net of underwriters discounts and offering expenses.

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

The discussion and analysis gives effect to the restatement of previously issued financial statements. See Note F to the condensed financial statements for further discussion.

RESULTS OF OPERATIONS

The following table sets forth the results of operations expressed as a percentage of total revenues for the periods indicated.

                                                                     Three Months Ended
                                                                          April 30,
                                                                          ---------
Percentage of Total Revenues                                        2003              2002
                                                                    ----              ----
Revenues:
      Net store sales                                                54.9%            53.2%
      Net catalog and direct marketing sales                         27.5             30.3
      Net Internet sales                                             14.1             12.7
      Net wholesale sales                                             1.2              1.2
      List rental and licensing                                       0.0              0.2
      Delivery                                                        2.3              2.4
                                                                    -----            -----
Total Revenues                                                      100.0%           100.0%

Costs and Expenses:
      Cost of products                                               42.7             42.2
      Buying and occupancy                                           10.9             11.7
      Advertising                                                    21.3             21.4
      General, selling and administrative                            24.1             24.5

Other income (expense)                                                  -              0.1
                                                                    -----            -----
Earnings before income tax expense                                    1.0              0.3
Income tax expense                                                    0.4              0.1
                                                                    -----            -----
Net Earnings                                                          0.6%             0.2%
                                                                    =====            =====

The following table sets forth the components of total revenues for the periods indicated.

                                                                   Three Months Ended
                                                                        April 30,
                                                                        ---------
                                                                  2003              2002
                                                                  ----              ----
Revenues (dollars in thousands)

Net store sales                                               $   65,785        $   50,026
Net catalog and direct marketing sales                            32,860            28,510
Net Internet sales                                                16,904            11,932
Net wholesale sales                                                1,468             1,104
                                                               ---------         ---------
      Total Net Sales                                            117,017            91,572
List rental and licensing                                             46               232
Delivery                                                           2,735             2,282
                                                               ---------         ---------

      Total Revenues                                          $  119,798        $   94,086
                                                              ==========        ==========

Revenues

Net sales for the three-month period ended April 30, 2003 increased $25.4 million, or 27.8%, from the comparable three-month period of the prior year. Returns and allowances for the three-month period ended April 30, 2003, were 11.1% of sales, same as the comparable prior year period. The increase in net sales for the three-month period ended April 30, 2003 compared to the same period last year was primarily attributable to increases in net sales from stores of $15.8 million; catalog and direct marketing of $4.3 million; and Internet operations of $5.0 million.

The increase in total revenues for the first quarter of fiscal 2003, as compared to the first quarter of fiscal 2002 was due primarily to the popularity of our Sharper Image Design proprietary products and Sharper Image brand products, which continues to be a key factor in the increases in net sales in all selling channels. Sharper Image Design proprietary products and private label products increased from approximately 78% of net sales in the first quarter of fiscal 2002 to approximately 80% in the first quarter of fiscal 2003. We believe that the continued development and introduction of new and popular products is a key strategic objective and important to our future success. Also contributing to the increase in total revenues was a comparable store sales increase of 18.6% and the opening of 16 new stores since the first quarter of fiscal 2002. We believe the increased investment in our advertising initiatives in fiscal 2002 and the first quarter of fiscal 2003, including the significant increase in television infomercial advertising and single product mailers highlighting primarily selected Sharper Image Design products, contributed to the higher revenues in all selling channels.

For the three-month period ended April 30, 2003, as compared with the same period last year, net store sales increased $15.8 million, or 31.5% while comparable store sales increased by 18.6%. The increase in net store sales for the three-month period ended April 30, 2003 was primarily attributable to the popularity of Sharper Image Design proprietary and Sharper Image brand products, the increased television infomercial advertising and the opening of 16 new stores, partially offset by the closing of two stores at lease maturity since April 30, 2002. The increase in net store sales for the three-month period ended April 30, 2003 as compared with the same prior year period reflects a 11.2% increase in average revenue per transaction and a 20.2% increase in total store transactions.

Comparable store sales is not a measure that has been defined under generally accepted accounting principles. We define comparable store sales as sales from stores where selling square feet did not change by more than 15% in the previous 12 months and which have been open for at least 12 months. Stores generally become comparable once they have 24 months of comparable sales for our annual calculation. We believe that comparable store sales, which excludes the effect of a change in the number of stores open, provides a more useful measure of the performance of our store sales channel than does the absolute change in aggregate net store sales.

For the three-month period ended April 30, 2003, net catalog and direct marketing sales, which includes sales generated from catalog mailings, single product mailers, print advertising and television infomercials, increased $4.3 million, or 15.3%, as compared with the same period last year. The net sales increase from these direct marketing activities was due primarily to a 22.6% increase in catalog circulation, 25.0% increase in pages circulated, a 14.5% increase in television infomercial advertising highlighting selected Sharper Image Design products and a 180.3% in single product mailers circulated, as compared with the same prior year period. The increase in net catalog and direct marketing sales for the first quarter of fiscal 2003 reflects a 22.9% increase in transactions, partially offset by a decrease of 4.8% in average revenue per transaction as compared with the same prior year period.

For the three-month period ended April 30, 2003, Internet sales from our sharperimage.com Web site, which includes the Sharper Image auction site, increased $5.0 million, or 41.7% from the same period last year. This increase was attributable to a 33.5% increase in advertising, a 1.8% increase in average revenue per transaction and an increase of 42.2% in transactions as compared to the same quarter last year. Excluding auction sales, Internet sales increased 47.1%, transactions increased 39.0%, and average revenue per transaction increased 5.8%
for the first quarter of fiscal 2003. We continue to utilize the auction site to increase our Internet business, broaden our customer base and manage inventories, including closeouts, repackaged and refurbished items.

Average revenue per transaction is calculated by dividing the amount of gross sales, exclusive of delivery revenue and sales taxes, per channel by the gross number of transactions in that channel.

Cost of Products

Cost of products for the three-month period ended April 30, 2003 increased $11.4 million, or 28.8%, from the comparable prior year period. The increase in cost of products is due to the higher sales volume compared to the same period last year which was partially offset by the lower relative cost of products for our Sharper Image Design proprietary and Sharper Image brand products. The gross margin rate for the first quarter of fiscal 2003 was 57.3%, compared to 57.7% in the same period of the prior year. The decrease in the gross margin rate was primarily due to delivery expense in excess of delivery income collected. Delivery expense was higher due to, the increase in single product mailers, which offer free shipping when an order is placed, the free three-day shipping on the delivery of our selection of massage chairs, and additional delivery charges incurred when shipping product from our existing distribution centers to the East Coast. Sharper Image Design proprietary products and Sharper Image brand products as a percentage of total revenues increased to approximately 80% in first quarter of fiscal 2003 as compared to approximately 78% in the first quarter of fiscal 2002.

Our gross margin rate fluctuates with the changes in our merchandise mix, primarily Sharper Image Design proprietary and Sharper Image brand products, which changes as we make new items available in various categories or introduce new proprietary products. The variation in merchandise mix from category to category from year to year is characteristic of our sales results being driven by individual products rather than by general lines of merchandise. Additionally, the auction sites and other selected promotional activities, such as free shipping offers, will, in part, tend to offset the rate of increase in our gross margin rate. Our gross margins may not be comparable to those of other retailers, since some retailers include the costs related to their distribution network in cost of products while we, and other retailers, exclude them from gross margin and include them instead in general, selling and administrative expenses. We cannot accurately predict future gross margin rates, although our goal is to continue to increase sales of Sharper Image Design proprietary and Sharper Image brand products to capitalize on the higher margins realized on these products.

Buying and Occupancy

Buying and occupancy costs for the three-month period ended April 30, 2003 increased $2.0 million, or 18.5%, from the comparable prior year period. The increase reflects the occupancy costs associated with the 16 new stores opened since April 30, 2002 and rent increases associated with lease renewals, partially offset by the occupancy costs of the two Sharper Image stores closed at lease maturity since April 30, 2002. Buying and occupancy costs as a percentage of total revenues decreased to 10.9% for the first quarter of 2003 from 11.7% for the first quarter of 2002. Our goal is to continue to grow the number of new stores by 15%-20% on an annual basis, but we cannot assure you we will achieve this goal.

Advertising

Advertising for the three-month period ended April 30, 2003 increased $5.4 million, or 26.6%, from the comparable prior year period. The increase in advertising was primarily attributable to a 14.5% increase in television infomercial advertising, a 22.6% increase in the number of Sharper Image catalogs mailed, a 25.0% increase in catalog pages circulated, a 180.3% in the number of single product mailers circulated and a 33.5% increase in internet advertising (primarily revenue share programs). Additionally, we continued our other multimedia advertising initiatives, which included radio and newspaper advertising, among others. Although we believe they contributed to the increase in sales in the stores, catalog and direct marketing and Internet channels, there can be no assurance of the continued success of these advertising initiatives. Advertising expenses as a percentage of total revenues decreased to 21.3% in the first quarter of fiscal 2003 from 21.5% in the first quarter of fiscal 2002. Although there is usually a declining marginal benefit obtained by increasing advertising expenditures, we monitor the effectiveness of our advertising in order to achieve a reasonable return on our investment in advertising.

During the first quarter ended April 30, 2003, we increased the circulation of our single product mailer, which highlights our most popular Sharper image Design products. We believe that the single product mailer will continue to extend our brand name by prospecting future Sharper Image customers at a reduced cost in comparison to mailing a Sharper Image catalog. We also increased our television media spending on infomercials highlighting selected Sharper Image Design products and expanded our multimedia advertising initiatives of direct marketing, radio and newspaper.

We believe that the expansion of our multimedia advertising initiatives contributed to the sales increases for the first fiscal quarter of 2003 and will continue be an important factor in our future revenue growth. As a result, advertising expenses are anticipated to be higher in fiscal 2003 than in fiscal 2002.

General, Selling and Administrative Expenses

General, selling and administrative (GS&A) expenses for the three-month period ended April 30, 2003 increased $5.9 million, or 25.4%, from the comparable prior year period. Contributing to the increase was $1.2 million due primarily to variable expenses from increased sales and selling expenses related to the 16 new stores opened since April 30, 2002, partially offset by the reduced selling expenses of two stores closed at lease maturity since April 30, 2002. Also contributing to the increase was $0.6 million related to technological system enhancements made in our operational areas, $0.4 million due to increases in health benefits and company-wide insurance premiums and $0.4 million for distribution shipping costs incurred for product delivery to our stores. GS&A expenses for the first quarter of fiscal 2003 decreased as a percentage of total revenues to 24.1% from 24.5% in the first quarter of fiscal 2002.

Other Income and Expense

The decrease in interest income is primarily due to a reduction in the interest rate earned on invested balances. The increase in other expense relates to an increase in loss on the disposal of assets.

Liquidity and Capital Resources

We met our short-term liquidity needs and our capital requirements in the three-month period ended April 30, 2003 with cash generated by operations, trade credit and existing cash balances.

Net cash used for operating activities totaled $14.8 million for the first quarter of fiscal 2003, an increase of $10.5 million from the first quarter of fiscal 2002. The increase in net cash used for operating activities is primarily due to an increase in vendor and tax payments.

Net cash used in investing activities, primarily capital expenditures for new stores, tooling costs for proprietary products and technological upgrades to our operational infrastructure, totaled $5.0 million in the first quarter of fiscal 2003 compared to $4.8 million in the same period of fiscal 2002. During the first quarter of fiscal 2003, we opened one new store and closed one store at its lease maturity.

Net cash provided by financing activities totaled $0.1 million during the first quarter ended April 30, 2003, which was the result of $0.1 million in proceeds from the issuance of common stock in connection with our stock option plan.

We have a revolving secured credit facility with The CIT Group/Business Credit, Inc. (CIT) with an expiration date of September 2004. The credit facility allows us borrowings and letters of credit up to a maximum of $33 million for the period from October 1 through December 31, and $20 million for other times of the year based on inventory levels. The credit facility is secured by our inventory, accounts receivable, general intangibles and certain other assets. Borrowings under this facility bear interest at either the prime rate plus a margin of 0.0%-0.5% or at LIBOR plus a margin of 1.5% to 2.25%, which margins are based on our financial performance. The credit facility limited our capital expenditures to $12.5 million for fiscal 2003, with the ability to carry forward one-half of any unused portion to the following year and requires us to maintain an interest coverage ratio of not less than 2.5. The credit facility contains certain financial covenants pertaining to net worth and contains limitations on operating leases, other borrowings, dividend payments and stock repurchases. At April 30, 2003, we had no amounts outstanding on our revolving credit facility. As of April 30, 2003, letter of credit commitments outstanding under the credit facility were $2.9 million.

In addition, the credit facility provides for term loans for capital expenditures ("Term Loans") up to $2.0 million. Amounts borrowed under the Term Loans bear interest at a variable rate of either prime rate plus a margin of 0.5% to 1.0% or at LIBOR plus a margin plus a margin of 2.5% to 3.0% which margins are based on our financial performance. Each Term Loan is to be repaid in 36 equal monthly principal installments. As of April 30, 2003, there were no borrowings on this facility.

During the three-month period ended April 30, 2003, we opened one new store located at The Shoppes at Grande Prairie in Peoria, Illinois. We closed one store at lease maturity. For the remainder of fiscal 2003, we are on plan to achieve our goal of a 15%-20% growth in the number of new stores opened and to remodel approximately 5-8 stores at lease maturity. Total capital expenditures are estimated to be approximately $25 million to $30 million for fiscal 2003.

On May 7, 2003, we and certain selling stockholders affiliated with Richard Thalheimer completed a public offering of our common stock. Of the 2.5 million shares of common stock sold in the offering, we sold 1.9 million shares at a price to the public of $19.50. On May 13, 2003, we and the selling stockholders closed the sale of an additional 312,400 shares of common stock subject of the underwriters' over-allotment option. Of these shares, we sold 237,424 shares. We received proceeds from the public offering of $39.4 million, net of underwriters discounts and offering expenses. We intend to use the proceeds for working capital and general corporate purposes, including expanding the number of our stores, remodeling existing stores, increasing our distribution capabilities and strengthening our information technology infrastructure.

We believe we will be able to fund our cash needs for the remainder of fiscal 2003 and fiscal 2004 through existing cash balances, cash generated from operations, trade credit, and the cash generated from the proceeds of our follow-on stock offering.

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

          Our comparable store sales have fluctuated significantly in the past and we believe that such fluctuations may continue. Our historic comparable net store sales changes from the prior fiscal year were as follows:


             Fiscal year                       Percentage increase (decrease)
             -----------                       ------------------------------

                1998                                                      5.3
                1999                                                     12.3
                2000                                                     29.0
                2001                                                    (16.0)
                2002                                                     13.6
      2003 (First three months)                                          18.6

          Comparable store sales are defined as sales from stores where selling square feet did not change by more than 15% in the previous 12 months and which have been open for at least 12 full months. Stores generally become comparable once they have 24 months of comparable sales for our annual calculation. We cannot assure you that our comparable store sales results will increase in the future. Any reduction in or failure to increase our comparable store sales results could impact our future operating performance and cause the price of our common stock to decrease.

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

         Our growth strategy primarily includes the following components:

         o increase Sharper Image Design and private label product offerings;

         o        broaden our customer base;

         o        open new stores; and

         o        broaden our sales and marketing channels

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

         o        general economic conditions; and

         o        availability of sufficient funds for expansion

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

         o our ability to cost-effectively design, produce and deliver appealing catalogs; and

         o        timely delivery of catalog mailings to our customers

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

          During the third quarter of fiscal 2001, we experienced delays and non-delivery of several catalog mailings due to the post office closures and mail interruptions that occurred after the September 11, 2001 terrorist attacks which had a material negative impact on sales during that period. Additionally, effective June 30, 2002, the U.S. Postal Service increased its rates. This increase has impacted the cost of mailing catalogs and single-product mailers to our customers, and to the extent that we use the U.S. Postal Service for the fulfillment of orders, our delivery expense will also increase. In addition, postal rate increases may result in competitive increases by other delivery services, which we may use from time to time. Furthermore, both the U.S. Postal Service and other delivery services may raise their rates further in the future.

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

          As of June 11, 2003, Richard Thalheimer beneficially owned approximately 22% of our common stock. As a result, Mr. Thalheimer will continue to exert substantial influence over the election of directors and over our corporate actions.


Our common stock price is volatile.

          Our common stock is quoted on the NASDAQ National Market, which has experienced and is likely to experience in the future significant price and volume fluctuations, which could reduce the market price of our common stock without regard to our operating performance. From February 1, 2003 to April 30, 2003, the price per share of our common stock has ranged from a high of $21.10 to a low of $14.51. We believe that among other factors, any of the following factors could cause the price of our common stock to fluctuate substantially:

         o        monthly fluctuations in our comparable store sales;

         o        announcements by other retailers;

         o        the trading volume of our common stock in the public market;

         o        general economic conditions;

         o        financial market conditions;

         o        acts of terrorism; and

         o        threats of war

Our charter documents, Delaware law, our stockholders rights plan and other agreements may make a takeover of us more difficult.

          We are a Delaware corporation. The Delaware General Corporation Law contains certain provisions that may make a change in control of our company more difficult or prevent the removal of incumbent directors. In addition, our Certificate of Incorporation and Bylaws and our stockholders rights plan and other agreements contain provisions that may have the same effect. These provisions may have a negative impact on the price of our common stock, may discourage third- party bidders from making a bid for our company or may reduce any premiums paid to stockholders for their common stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The Company is exposed to market risks, which include changes in interest rates and, to a lesser extent, foreign exchange rates. The Company does not engage in financial transactions for trading or speculative purposes.

The interest payable on the Company's credit facility is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable debt rose 0.43% (10% from the bank's reference rate) during the period ending April 30, 2003, the Company's results from operations and cash flows would not have been materially affected. In addition, the Company has fixed and variable income investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio.

The Company enters into a significant amount of purchase obligations outside of the U.S. that are settled in U. S. dollars, and therefore, has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that foreign currency exchange risk is immaterial.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

(a) Based on the Company's evaluation as of a date within 90 days of the filing date of this report, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls.

(b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the Company's evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

10.24 Executive Bonus Plan. (Incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed May 4, 2001.)

10.25 Amendment to the Split-Dollar Agreement between the Company and Richard Thalheimer, its Chief Executive Officer dated July 12, 2001 dated July 12, 2001, effective as of March 28, 2001. (Incorporated by reference to Exhibit 10.24 to Form 10-Q for the quarter ended October 31, 2001.)

10.26 Officer Non-Qualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.27 to Form 10-Q for the quarter ended October 31, 2002.)

10.27 Employment Agreement dated October 21, 2002 between the Company and Richard Thalheimer. (Incorporated by reference to Exhibit 10.26 to Form 10-Q for the quarter ended October 31, 2002.)

10.28 Amendment to the Financing Agreement dated March 3, 2003 between the Company and the CIT Group/Business Credit Inc. (Incorporated by reference to Exhibit 10.28 to Form 10-K for the year ended January 31, 2003.)

99.1 Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer.

99.2 Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer


(b)       Reports on Form 8-K

          We filed or furnished the following reports on Form 8-K during the three months ended April 30, 2003:

            1. On April 14, 2003, we filed a current report on Form 8-K regarding our press release entitled "Sharper Image Reports Final 2002 Financial Results In Excess Of Preliminary" which announced increases to diluted and basic earnings per share from preliminarily reported for fiscal year 2002.

            2. On April 18, 2003 we filed a current report on Form 8-K providing our financial statements, together with the independent auditors' report, as of January 31, 2003 and 2002 and for the years ended January 31, 2003, 2002 and 2001, and the related management's discussion and analysis of financial condition and results of operations, for the purposes of incorporating by reference such information in its Registration Statement on Form S-3 (File No. 333-102397), filed with the SEC on April 18, 2003. (Such Form 8-K has been superseded in part by Items 7 and 8 of our Annual Report of Form 10-K for the year ended January 31, 2003.)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       SHARPER IMAGE CORPORATION


Date:     June 16, 2003                                by: /s/ Tracy Y. Wan
                                                       -------------------------
                                                       Tracy Y. Wan
                                                       President
                                                       Chief Operating Officer


                                                       by: /s/ Jeffrey P. Forgan
                                                       -------------------------
                                                       Jeffrey P. Forgan
                                                       Executive Vice President
                                                       Chief Financial Officer

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

Date:    June 16, 2003


By:/s/  Richard Thalheimer
   -----------------------
Chairman and Chief Executive Officer

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

Date:    June 16, 2003


By:/s/  Jeffrey P. Forgan
   ----------------------
Executive Vice President and Chief Financial Officer


31