Form 10-Q
period 2003-07-31
SHARPER IMAGE CORP
filed 2003-09-12
CIK 811696

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2003 or

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

    Common Stock, $0.01 par value, 15,106,514 shares as of September 11, 2003

                            SHARPER IMAGE CORPORATION

                                    FORM 10-Q

                       For the Quarter Ended July 31, 2003

                                      INDEX


PART I.  FINANCIAL INFORMATION                                              Page

ITEM 1.  Condensed. Financial Statements (unaudited)

         Balance Sheets as of July 31, 2003, January 31, 2003 and July
               31, 2002 (as restated)                                          3

         Statements of  Operations  for the three and six months ended
               July 31, 2003 and 2002 (as restated)                            4

         Statements of Cash  Flows for the six  months  ended July 31,
               2003 and 2002 (as restated)                                     5

         Notes to Condensed Financial Statements                           6- 10

ITEM 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        11- 26

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk            27

ITEM 4.  Controls and Procedures                                              27


PART II. OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders                  28

ITEM 6.  Exhibits and Reports on Form 8-K                                     28


SIGNATURE PAGE                                                                29

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHARPER IMAGE CORPORATION
CONDENSED BALANCE SHEETS
(Unaudited)

                                                                July 31,    January 31,   July 31,
                                                                  2003         2003         2002
                                                                                        As Restated
Dollars in thousands, except per share amounts                               (Note A)     (Note G)
                                                                --------     --------     --------
ASSETS
Current Assets:
   Cash and cash equivalents                                    $ 64,687     $ 55,633     $ 16,371
   Short-term investments                                          3,000           --           --
   Accounts receivable, net of allowance for doubtful
    accounts of $708, $967 and $819                               10,785       12,597       11,013
   Merchandise inventories                                        90,361       74,756       70,792
   Prepaid catalog costs                                           2,394        1,869        3,503
   Prepaid expenses, deferred taxes and other                     17,455       13,658       11,724
                                                                --------     --------     --------
Total Current Assets                                             188,682      158,513      113,403
Property and equipment, net                                       55,564       52,165       47,736
Deferred taxes and other assets                                    2,145        3,749        4,376
                                                                --------     --------     --------
Total Assets                                                    $246,391     $214,427     $165,515
                                                                ========     ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                             $ 22,239     $ 26,597     $ 17,215
   Accrued expenses                                               14,770       14,996       15,316
   Accrued compensation                                            6,528        8,614        5,441
   Reserve for refunds                                            13,680       12,498        6,074
   Deferred revenue                                               19,346       19,113       17,985
   Income taxes payable                                               --        6,472           --
   Current portion of notes payable                                   --           --          181
                                                                --------     --------     --------
Total Current Liabilities                                         76,563       88,290       62,212
Notes payable                                                         --           --        1,940
Other liabilities                                                 10,217        8,753        6,127
Commitments and Contingencies                                         --           --           --
                                                                --------     --------     --------
Total Liabilities                                                 86,780       97,043       70,279
                                                                --------     --------     --------

Stockholders' Equity:
 Preferred stock, $0.01 par value:
  Authorized 3,000,000 shares: Issued and outstanding, none           --           --           --
 Common stock, $0.01 par value:
  Authorized 25,000,000 shares: Issued and outstanding,
  15,028,660, 12,638,952 and 12,213,144 shares                       150          126          122
 Additional paid-in capital                                       90,667       49,950       44,181
 Retained earnings                                                68,794       67,308       50,933
                                                                --------     --------     --------
Total Stockholders' Equity                                       159,611      117,384       95,236
                                                                --------     --------     --------
Total Liabilities and Stockholders' Equity                      $246,391     $214,427     $165,515
                                                                ========     ========     ========

                  See notes to condensed financial statements.

SHARPER IMAGE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                                                   Three Months Ended                  Six Months Ended
Dollars in thousands, except per share amounts          July 31,                           July 31,
                                                        --------                           --------
                                                2003              2002             2003               2002
                                            ------------      ------------      ------------      ------------
                                                               As restated                         As restated
                                                                (Note G)                             (Note G)
REVENUES:
   Net Sales                                $    124,713      $     99,558      $    241,730      $    191,130
   Delivery                                        3,053             2,636             5,788             4,918
   List rental and licensing                         114               214               160               446
                                            ------------      ------------      ------------      ------------
                                                 127,880           102,408           247,678           196,494
                                            ------------      ------------      ------------      ------------
COSTS AND EXPENSES:
   Cost of products                               56,707            45,272           107,813            84,967
   Buying and occupancy                           13,174            11,408            26,195            22,397
   Advertising                                    25,877            21,137            51,442            41,330
   General, selling, and administrative           30,935            25,656            59,835            48,696
                                            ------------      ------------      ------------      ------------
                                                 126,693           103,473           245,285           197,390
                                            ------------      ------------      ------------      ------------
OTHER INCOME:
   Interest income                                   361                90               460               243
   Interest expense                                  (75)              (62)             (126)             (128)
   Other income                                       --                97                --               196
   Other expense                                    (104)             (106)             (209)             (208)
                                            ------------      ------------      ------------      ------------
                                                     182                19               125               103
                                            ------------      ------------      ------------      ------------
Earnings (Loss) Before Income Tax
   Expense (Benefit)                               1,369            (1,046)            2,518              (793)

Income Tax Expense (Benefit)                         561              (429)            1,032              (325)
                                            ------------      ------------      ------------      ------------

Net Earnings (Loss)                         $        808      $       (617)     $      1,486      $       (468)
                                            ============      ============      ============      ============

Net Earnings (Loss) Per Share
   --    Basic                              $       0.05      $      (0.05)     $       0.11      $      (0.04)
                                            ============      ============      ============      ============
   --    Diluted                            $       0.05      $      (0.05)     $       0.10      $      (0.04)
                                            ============      ============      ============      ============

Weighted Average Number of Shares -
         Basic                                14,763,000        12,189,000        13,725,000        12,122,000
         Diluted                              15,717,000        12,189,000        14,572,000        12,122,000

                  See notes to condensed financial statements.

SHARPER IMAGE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                            Six Months Ended
                                                                                 July 31,
                                                                                 --------
Dollars in thousands                                                       2003          2002
                                                                         --------      --------
                                                                                     As restated
                                                                                       (Note G)
Cash was Used for Operating Activities:
   Net earnings (loss)                                                   $  1,486      $   (468)
   Adjustments to reconcile net earnings (loss) to cash
     used for operating activities:
     Depreciation and amortization                                          8,641         6,904
     Tax benefit from stock option exercises                                1,612         1,065
     Deferred rent expenses and landlord allowances                           178           126
     Loss on sale or disposal of equipment                                    199            30
   Change in operating assets and liabilities:
     Accounts receivable                                                    1,812        (2,915)
     Merchandise inventories                                              (15,605)      (20,111)
     Prepaid catalog costs, prepaid expenses and other                     (2,718)       (1,174)
     Accounts payable, accrued expenses and reserve for refunds            (5,488)        2,273
     Deferred revenue, income taxes, and other liabilities                 (4,957)          (72)
                                                                         --------      --------
Cash Used for Operating Activities                                        (14,840)      (14,342)
                                                                         --------      --------

Cash was Used for Investing Activities:
   Property and equipment expenditures                                    (12,235)      (10,154)
   Purchases of short-term investments                                     (3,000)           --
                                                                         --------      --------
Cash Used for Investing Activities                                        (15,235)      (10,154)
                                                                         --------      --------

Cash was Provided by Financing Activities:
   Proceeds from issuance of common stock due to
     public offering, net of fees                                          38,471            --
   Proceeds from issuance of common stock resulting from
     stock options exercised                                                  658           536
   Principal payments on notes payable and revolving credit facility           --           (86)
                                                                         --------      --------
Cash Provided by Financing Activities                                      39,129           450
                                                                         --------      --------

Net Increase (Decrease) in Cash and Equivalents                             9,054       (24,046)
                                                                         --------      --------
Cash and Equivalents at Beginning of Period                                55,633        40,417
                                                                         --------      --------

Cash and Equivalents at End of Period                                    $ 64,687      $ 16,371
                                                                         ========      ========



Supplemental Disclosure of Cash Paid for:
   Interest Expense                                                      $     69      $    129
   Income Taxes                                                          $  9,518      $    698

                  See notes to condensed financial statements.

                            SHARPER IMAGE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

         Three-month and six-month periods ended July 31, 2003 and 2002

                                   (Unaudited)
NOTE A - Financial Statements

The condensed balance sheets at July 31, 2003 and 2002, and the related condensed statements of operations for the three and six month periods ended July 31, 2003 and 2002 and related statements of cash flows for the six month periods ended July 31, 2003 and 2002 have been prepared by Sharper Image Corporation (the "Company"), without audit. In the opinion of management, the condensed financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of July 31, 2003 and 2002, and for the three and six month periods then ended. The balance sheet at January 31, 2003, presented herein, has been derived from the audited balance sheet of the Company.

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


NOTE B - Employee Stock Compensation

The Company accounts for stock-based employee compensation using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." No compensation expense has been recognized for employee stock options in the accompanying financial statements in accordance with the provisions of APB 25. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", establishes a fair value method of accounting for stock options and other equity instruments. SFAS No. 123 requires the disclosure of pro forma income and earnings per share as if the Company had adopted the fair value method. For determining pro forma earnings per share, the fair value of the stock options and employees' purchase rights were estimated using the Black-Scholes option pricing model. The Company's calculations are based on a multiple option approach and forfeitures are recognized as they occur. Had compensation cost for these stock option and stock purchase plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods of SFAS No. 123, the Company's net earnings
(loss) and net earnings (loss) per share would have been as the pro forma amounts indicate below:

                                     Three Months Ended July 31   Six Months Ended July 31
                                     --------------------------   ------------------------
                                         2003          2002          2003           2002
                                       --------     ---------     ----------     ---------
Net earnings (loss), as reported       $808,000     $(617,000)    $1,486,000     $(468,000)
Deduct:  Total stock-based              402,000       421,000        769,000       843,000
employee compensation expense
determined under fair value based
method for all awards, net of
related tax effect
Pro forma net earnings (loss)          $406,000   $(1,038,000)      $717,000   $(1,311,000)

Basic net earnings (loss) per
weighted average share:
     As reported                          $0.05        $(0.05)         $0.11        $(0.04)
     Pro forma                            $0.03        $(0.09)         $0.05        $(0.11)

Diluted net earnings (loss) per
weighted average share:
     As reported                          $0.05        $(0.05)         $0.10        $(0.04)
     Pro forma                            $0.03        $(0.09)         $0.05        $(0.11)

NOTE C - Earnings Per Share

Basic earnings per share is computed as net income available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares to be issued through stock options.

                                                  Three Months Ended            Six Months Ended
                                                       July 31,                     July 31,
                                                  2003          2002            2003         2002
                                              -----------   ------------    -----------   ------------
Net earnings (loss)                           $   808,000   $   (617,000)   $ 1,486,000   $   (468,000)
Average shares of common stock
     outstanding during the period             14,763,000     12,189,000     13,725,000     12,122,000
                                              ===========   ============    ===========   ============

Basic earnings (loss) per share               $      0.05   $      (0.05)   $      0.11   $      (0.04)
                                              ===========   ============    ===========   ============

Average shares of common stock
     outstanding during the period             14,763,000     12,189,000     13,725,000     12,122,000
     Add:
     Assumed options exercised due to
     exercise price being less than average
     market price net of assumed stock
     repurchases                                  954,000             --        847,000             --
                                              -----------   ------------    -----------   ------------
Diluted weighted average number
     of shares outstanding                     15,717,000     12,189,000     14,572,000     12,122,000
                                              ===========   ============    ===========   ============

Diluted earnings (loss) per share             $      0.05   $      (0.05)   $      0.10   $      (0.04)
                                              ===========   ============    ===========   ============

NOTE D - Revolving Loan and Notes Payable

The Company has a revolving secured credit facility with The CIT Group/Business Credit, Inc. (CIT) with an expiration date of September 2004. The credit facility allows borrowings and letters of credit up to a maximum of $33 million for the period from October 1 through December 31, and $20 million for other times of the year based on inventory levels. The credit facility is secured by the Company's inventory, accounts receivable, general intangibles and certain other assets. Borrowings under this facility bear interest at either the prime rate plus a margin of 0.0% to 0.5% or at LIBOR plus a margin of 1.5% to 2.25%, which margins are based on the Company's financial performance. The credit facility also contains certain financial covenants pertaining to net worth and contains limitations on operating leases, other borrowings, dividend payments and stock repurchases. At July 31, 2003, there were no amounts outstanding on the Company's revolving credit facility. As of July 31, 2003, letter of credit commitments outstanding under the credit facility were $12.4 million.

In addition, the credit facility provides for term loans for capital expenditures ("Term Loans") up to $2.0 million. Amounts borrowed under Term Loans bear interest at a variable rate of either prime rate plus a margin of 0.5% to 1.0% or at LIBOR plus a margin plus a margin of 2.5% to 3.0% which margins are based on our financial performance. Each Term Loan is to be repaid in 36 equal monthly principal installments. As of July 31, 2003, there were no borrowings on this facility.


NOTE E - Stock Offering

On May 7, 2003, the Company completed a public offering of its common stock in which it sold 1.9 million shares at a price to the public of $19.50. On May 13, 2003, the Company closed the sale of an additional 237,424 shares of common stock subject of the underwriters' over-allotment option. The Company received proceeds from the public offering of $38.5 million, net of underwriters' discount and offering expenses.


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

Financial information for the Company's business segments is as follows:

                                       Three Months Ended         Six Months Ended
                                             July 31,                 July 31,
                                             --------                 --------
                                        2003        2002         2003         2002
                                     ---------    ---------    ---------    ---------
Dollars in thousands
Revenues:
     Stores                          $  74,238    $  58,403    $ 140,023    $ 108,429
     Catalog and Direct Marketing       27,409       24,774       60,269       53,284
     Internet                           18,273       12,199       35,177       24,131
     Other                               7,960        7,032       12,209       10,650
                                     ---------    ---------    ---------    ---------
Total Revenues                       $ 127,880    $ 102,408    $ 247,678    $ 196,494
                                     ---------    ---------    ---------    ---------

Operating Contributions:
     Stores                          $   6,291    $   4,103    $  10,573    $   7,308
     Catalog and Direct Marketing        4,492        2,696       10,381        6,739
     Internet                            1,674        1,182        4,063        3,346
     Unallocated                       (11,088)      (9,027)     (22,499)     (18,186)
                                     ---------    ---------    ---------    ---------
     Earnings (loss) before income   $   1,369    $  (1,046)   $   2,518    $    (793)
     tax expense (benefit)           ---------    ---------    ---------    ---------


                                         July 31,     January 31,     July 31,
                                           2003          2003           2002
                                         --------       --------       --------
Assets:
     Stores                              $ 39,639       $ 35,281       $ 30,861
     Catalog and Direct Marketing              --             --             --
     Internet                               1,408          3,330          4,186
     Unallocated                          205,344        175,816        130,468
                                         --------       --------       --------
Total Assets                             $246,391       $214,427       $165,515
                                         --------       --------       --------

NOTE G - Restatement

        Subsequent to the issuance of the Company's financial statements as of and for the quarter ended July 31, 2002, the Company's management determined that three errors existed in previously issued financial statements. First, for its sales on direct marketing shipments, revenues were adjusted to reflect the adoption of SAB 101, "Revenue Recognition in Financial Statements," in the first quarter of fiscal 2000. As such, revenues were adjusted to reflect recognition at the time of customer receipt versus time of shipment. Second, costs paid for package design costs, which had been capitalized and recognized over a two-year period, were corrected to be expensed as incurred. Finally, the method for calculating diluted weighted average shares oustanding in the earnings per share calculation was corrected to include the reduction in shares outstanding resulting from the anticipated repurchases of stock using proceeds of future income tax benefits associated with unexercised stock options. As a result, the accompanying financial statements have been restated from the amounts previously reported. A summary of the effects of the restatement is as follows:


Dollars in thousands                                   As of July 31, 2002
                                                       -------------------
                                                As Previously        As Restated
                                                -------------        -----------
                                                  Reported
                                                  --------
Property and equipment, net                       $48,091             $47,736
Prepaid expenses, deferred taxes and others        11,590              11,724
Retained earnings                                  51,153              50,933
Total stockholders' equity                         95,457              95,237

Dollars in thousands, except per      Three Months Ended July 31,  Six Months Ended July 31,
 share amounts                        ---------------------------  -------------------------
                                                 2002                        2002
                                                 ----                        ----
                                      As Previously  As Restated  As Previously  As Restated
                                      -------------  -----------  -------------  -----------
                                        Reported                    Reported
                                        --------                    --------
Revenues                               $ 102,408     $ 102,408     $ 195,244     $ 196,494
Cost of products                          45,272        45,272        84,437        84,967
General, selling and administrative       25,674        25,656        48,687        48,696
Loss before income tax benefit            (1,064)       (1,046)       (1,504)         (793)
Income tax benefit                          (436)         (429)         (616)         (325)
Net loss                                    (628)         (617)         (888)         (468)

Basic loss per common equivalent       $   (0.05)    $   (0.05)    $   (0.07)    $   (0.04)
share                                  =========     =========     =========     =========

Diluted loss per common                $   (0.05)    $   (0.05)    $   (0.07)    $   (0.04)
equivalent share                       =========     =========     =========     =========


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

The discussion and analysis gives effect to the restatement of previously issued financial statements. See Note G to the condensed financial statements for further discussion.

RESULTS OF OPERATIONS

The following table sets forth the results of operations expressed as a percentage of total revenues for the periods indicated.

                                                 Three Months Ended      Six Months Ended
                                                       July 31,              July 31,
                                                       --------              --------
Percentage of Total Revenues                       2003       2002        2003       2002
                                                  -----      -----       -----      -----
Revenues:
     Net store sales                               58.1%      57.0%       56.6%      55.2%
     Net catalog and direct marketing sales        21.4       24.2        24.3       27.1
     Net Internet sales                            14.3       11.9        14.2       12.3
     Net wholesale sales                            3.7        4.1         2.5        2.7
     Delivery                                       2.4        2.6         2.3        2.5
     List rental and licensing                      0.1        0.2         0.1        0.2
                                                  -----      -----       -----      -----
Total Revenues                                    100.0%     100.0%      100.0%     100.0%

Costs and Expenses:
     Cost of products                              44.3       44.2        43.5       43.3
     Buying and occupancy                          10.3       11.1        10.6       11.4
     Advertising                                   20.2       20.6        20.8       21.0
     General, selling
      and administrative                           24.2       25.1        24.2       24.8

Other Income                                        0.1        0.0         0.1        0.1
                                                  -----      -----       -----      -----

Earnings (Loss) Before Income Taxes                 1.1       (1.0)        1.0       (0.4)

Income Tax Expense (Benefit)                        0.4       (0.4)        0.4       (0.2)
                                                  -----      -----       -----      -----

Net Earnings (Loss)                                 0.7%      (0.6)%       0.6%      (0.2)%
                                                  -----      -----       -----      -----

The following table sets forth the components of total revenues for the periods indicated.

                                           Three Months Ended      Six Months Ended
                                                 July 31,               July 31,
                                                 --------               --------
                                            2003        2002        2003        2002
                                          --------    --------    --------    --------
Revenues (dollars in thousands)
Net store sales                           $ 74,238    $ 58,403    $140,023    $108,429
Net catalog and direct marketing sales      27,409      24,774      60,269      53,284
Net Internet sales                          18,273      12,199      35,177      24,131
Net wholesale sales                          4,793       4,182       6,261       5,286
                                          --------    --------    --------    --------
Total Net Sales                            124,713      99,558     241,730     191,130

Delivery                                     3,053       2,636       5,788       4,918
List rental and licensing                      114         214         160         446
                                          --------    --------    --------    --------

Total Revenues                            $127,880    $102,408    $247,678    $196,494
                                          ========    ========    ========    ========

Revenues

Net sales for the second quarter increased $25.2 million, or 25.3%, from the comparable three-month period of the prior year. Net sales for the six-month period ended July 31, 2003 increased $50.6 million, or 26.5%, from the comparable period last year. Returns and allowances for the three-month and six-month periods ended July 31, 2003, were 11.2% and 11.1% of sales, as compared with 11.4% and 11.3% of sales for the comparable prior year periods. The increase in net sales for the three and six-month period ended July 31, 2003 compared to the same periods last year was primarily attributable to increases in net sales from stores of $15.8 and $31.6 million; catalog and direct marketing of $2.6 and $7.0 million; and Internet operations of $6.1 and $11.0 million.

The increase in total revenues for the second quarter of fiscal 2003, as compared to the second quarter of fiscal 2002 was due primarily to the popularity of our Sharper Image Design proprietary products, Sharper Image brand products and certain top selling new Third party Brand products, which continues to be a key factor in the increases in net sales in all selling channels. Sharper Image Design proprietary products and private label products increased from approximately 75% of net sales in the comparable first six months of fiscal 2002 to approximately 76% for the period ended July 31, 2003. We believe that the continued development and introduction of new and popular products is a key strategic objective and important to our future success. Also contributing to the increase in total revenues was a comparable store sales increase of 14.7% and the opening of 16 new stores since the second quarter of fiscal 2002. We believe the increased investment in our advertising initiatives in fiscal 2002 which continued through the second quarter of fiscal 2003, including the significant increase in television infomercial advertising and single product mailers highlighting primarily selected Sharper Image Design products, contributed to the higher revenues in all selling channels.

For the three-month and six-month periods ended July 31, 2003, as compared with the same periods last year, net store sales increased $15.8 million, or 27.1%, and $31.6 million, or 29.1%, while comparable store sales increased by 14.7% and 16.3%, respectively. The increase in net store sales for the three and six-month periods ended July 31, 2003 were primarily attributable to the popularity of Sharper Image Design proprietary and Sharper Image brand products, the increased television infomercial advertising and the opening of 16 new stores, partially offset by the closing of three stores at lease maturity since July 31, 2002. The increase in net store sales for the three-month period ended July 31, 2003 as compared with the same prior year period reflects a 13.5% increase in average revenue per transaction and a 15.3% increase in total store transactions. Total store transactions increased 17.5% for the six-month ended July 31, 2003 and average revenue per transaction increased by 12.5%, compared with the same prior year period.

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

For the three and six-month periods ended July 31, 2003, as compared with the same periods of the prior year, net catalog and direct marketing sales, which includes sales generated from catalog mailings, single product mailers, print advertising and television infomercials, increased $2.6 million, or 10.6%, and $7.0 million, or 13.1%, respectively. The net sales increase from these direct marketing activities for the three-month period ended July 31, 2003, was due primarily to a 6.7% increase in catalog circulation, 14.1% increase in pages circulated, a 18.4% increase in television infomercial advertising highlighting selected Sharper Image Design products and a 30.2% increase in single product mailers circulated, as compared with the same prior year period. The increase in net catalog and direct marketing sales for the second quarter of fiscal 2003 reflects a 12.9% increase in transactions, partially offset by a decrease of 3.3% in average revenue per transaction as compared with the same prior year period. The net sales increase from these direct marketing activities for the six-month period ended July 31, 2003, as compared to the same period last year, was due primarily to a 16.0% increase in television infomercial advertising, 78.9% increase in single product mailers circulated, a 13.4% increase in Sharper Image catalogs circulated and a 18.6% increase in Sharper Image catalog pages. For the six-month period ended July 31, 2003, the increase in net catalog and direct marketing sales reflects a 17.8% increase in transactions, partially offset by a decrease of 3.7% in average revenue per transaction.

For the three and six-month periods ended July 31, 2003, Internet sales from our sharperimage.com web site, which includes the Sharper Image auction site, increased $6.1 million, or 49.8% and $11.0 million, or 45.8%, respectively, from the same periods last year. The Internet sales increase for the three months ended July 31, 2003 was attributable to an increase of 48.8% in transactions, partially offset by a 0.9% decrease in average revenue per transaction as compared to the same period last year. Excluding auction sales for this period, Internet sales increased 45.2%, transactions increased 45.1%, and average revenue per transaction increased 0.1%. The Internet sales increase for the six months ended July 31, 2003 was attributable to a 45.7% increase in Internet transactions and a 0.3% increase in average revenue per transaction, as compared to the same period of the prior year. Excluding auction sales for this period, Internet sales increased 46.1%, transactions increased 42.3% and average revenue per transaction increased 2.7%. The increases in internet sales during the three and six months ended July 31, 2003 are partially attributable to a 170.9% and 94.9% increase in advertising expenditures. We continue to utilize the auction site to increase our Internet business, broaden our customer base and to primarily manage inventories, including closeouts, repackaged and refurbished items.

Average revenue per transaction is calculated by dividing the amount of gross sales, exclusive of delivery revenue and sales taxes, by the gross number of transactions in that channel.

Cost of Products

Cost of products for the three-month and six-month periods ended July 31, 2003 increased $11.4 million, or 25.3%, and increased $22.8 million, or 26.9%, from the comparable prior year periods. The increases in cost of products are due to the higher sales volume compared to the same periods last year which was partially offset by the lower relative cost of products for our Sharper Image Design proprietary and Sharper Image brand products. The gross margin rate for the three and six-month periods ended July 31, 2003, was 55.6% and 56.4%, respectively, which was 0.1 percentage points and 0.3 percentage points lower than the comparable periods of the prior year. The decrease in the gross margin rate was primarily due to delivery expense in excess of delivery income collected. Delivery expense was higher due to the increase in single product mailers which offered free shipping when an order was placed, the free three-day shipping on the delivery of our selection of massage chairs, and additional delivery charges incurred when shipping product from our existing distribution centers to the East Coast. Sharper Image Design proprietary products and Sharper Image brand products as a percentage of total revenues increased to approximately 76% for the six-month period ended July 31, 2003, as compared to 75% for the same prior year period.

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

Buying and Occupancy

Buying and occupancy costs for the three-month and six-month periods ended July 31, 2003 increased $1.8 million, or 15.5%, and increased $3.8 million, or 17.0%, from the comparable prior year periods. The increases reflect the occupancy costs associated with the 16 new stores opened since July 31, 2002 and rent increases associated with lease renewals, partially offset by the occupancy costs of the three Sharper Image stores closed at lease maturity since July 31, 2002. Buying and occupancy costs as a percentage of total revenues decreased to 10.3% from 11.1% for the three-month period ended July 31, 2003, and decreased to 10.6% from 11.4% for the six-month period ended July 31, 2003. Our goal is to continue to grow the number of new stores by 15%-20% on an annual basis, but we cannot assure you we will achieve this goal.

Advertising

Advertising for the three-month and six-month periods ended July 31, 2003 increased $4.7 million, or 22.4%, and $10.1 million, or 24.5%, from the comparable prior year periods. The increase in advertising expense for the three-month period ended July 31, 2003 was primarily attributable to a 18.4% increase in television infomercial advertising, a 6.7% increase in the number of Sharper Image catalogs mailed, a 14.1% increase in catalog pages circulated, a 30.2% in the number of single product mailers circulated and a 170.9% increase in internet advertising. Additionally, we continued our other multimedia advertising initiatives, which included radio and newspaper advertising, among others. The increase in advertising expense for the six-month period ended July 31, 2003 was primarily attributable to a 16.0% increase in television infomercial advertising, a 78.9% increase in the number of single-product mailers circulated, a 18.6% increase in the number of Sharper Image catalogs pages and a 13.4% increase in the number of Sharper Image catalogs circulated. Although we believe they contributed to the increase in sales in the stores, catalog and direct marketing and Internet channels, there can be no assurance of the continued success of these advertising initiatives. Advertising expenses as a percentage of total revenues decreased to 20.2% from 20.6% for the three-month period ended July 31, 2003, and decreased to 20.8% from 21.0% for the six-month period ended July 31, 2003. Although there is usually a declining marginal benefit obtained by increasing advertising expenditures, we monitor the effectiveness of our advertising in order to achieve a reasonable return on our investment in advertising.

During the three and six-month periods ended July 31, 2003, we increased the circulation of our single product mailer, which highlights our most popular Sharper Image Design products. We believe that the single product mailer will continue to extend our brand name by prospecting future Sharper Image customers at a reduced cost in comparison to mailing a Sharper Image catalog. We also increased our television media spending on infomercials highlighting selected Sharper Image Design products and expanded our multimedia advertising initiatives of direct marketing, radio and newspaper.

We believe that the expansion of our multimedia advertising initiatives contributed to the sales increases for the first fiscal quarter of 2003 and will continue be an important factor in our future revenue growth. As a result, advertising expenses are anticipated to be higher in the remainder of fiscal 2003 than in fiscal 2002.

General, Selling and Administrative Expenses

General, selling and administrative (GS&A) expenses for the three and six-month periods ended July 31, 2003 increased $5.3 million, or 20.6%, and $11.1 million, or 22.9%, from the comparable prior year periods. Contributing to the increase in GS&A expenses for the three-month period ended July 31, 2003 was $0.5 million due to increases in health benefits, $0.5 million related to technological system enhancements and $0.2 million for distribution shipping costs incurred for product delivery to our stores. Contributing to the six-month increase was $2.0 million due primarily to variable expenses from increased sales and selling expenses related to the 16 new stores opened since July 31, 2002, partially offset by the reduced selling expenses of three stores closed at lease maturity since July 31, 2002. Also contributing to the increase was $1.1 million related to technological system enhancements made in our operational areas, $0.9 million due to increases in health benefits and company-wide insurance premiums and $0.6 million for distribution shipping costs incurred for product delivery to our stores. GS&A expenses for the three-month period ended July 31, 2003 decreased as a percentage of total revenues to 24.2% from 25.1%. For the six-month period ended July 31, 2003 GS&A expenses decreased as a percentage of total revenues to 24.2% from 24.8%.

Other Income and Expense

Other income, net, for the three and six-month periods ended July 31, 2003, increased $163,000 and $22,000 from the comparable prior year periods, primarily due to the interest income earned on higher investment balances generated from improved operating results and the proceeds from our public stock offering.

Liquidity and Capital Resources

We met our short-term liquidity needs and our capital requirements in the six-month period ended July 31, 2003 with cash generated from the proceeds of our public stock offering, by operations, and existing cash balances.

Net cash used for operating activities totaled $14.8 million for the first six months of fiscal 2003, an increase of $0.5 million from the same period of fiscal 2002. The increase in net cash used for operating activities is primarily due to an increase in vendor and tax payments.

Net cash used in investing activities, primarily capital expenditures for new stores, tooling costs for proprietary products and technological upgrades to our operational infrastructure, totaled $12.2 million in the first six months of fiscal 2003 compared to $10.1 million in the same period of fiscal 2002. During the first half of fiscal 2003, we opened five new stores and closed two stores at its lease maturity. In addition, we invested $3.0 million in short-term investments subsequent to our public offering to have higher returns.

Net cash provided by financing activities totaled $39.1 million during the six months ended July 31, 2003, which was the result of $38.5 million net of fees in proceeds from the public offering of our common stock and $0.6 million in proceeds from the issuance of common stock in connection with our stock option plan.

We have a revolving secured credit facility with The CIT Group/Business Credit, Inc. (CIT) with an expiration date of September 2004. The credit facility allows us borrowings and letters of credit up to a maximum of $33 million for the period from October 1 through December 31, and $20 million for other times of the year based on inventory levels. The credit facility is secured by our inventory, accounts receivable, general intangibles and certain other assets. Borrowings under this facility bear interest at either the prime rate plus a margin of 0.0% to 0.5% or at LIBOR plus a margin of 1.5% to 2.25%, which margins are based on our financial performance. The credit facility contains certain financial covenants pertaining to net worth and contains limitations on operating leases, other borrowings, dividend payments and stock repurchases. At July 31, 2003, we had no amounts outstanding on our revolving credit facility. As of July 31, 2003, letter of credit commitments outstanding under the credit facility were $12.4 million.

In addition, the credit facility provides for term loans for capital expenditures ("Term Loans") up to $2.0 million. Amounts borrowed under the Term Loans bear interest at a variable rate of either prime rate plus a margin of 0.5% to 1.0% or at LIBOR plus a margin of 2.5% to 3.0% which margins are based on our financial performance. Each Term Loan is to be repaid in 36 equal monthly principal installments. As of July 31, 2003, there were no borrowings on this facility.

During the six-month period ended July 31, 2003, we opened five new stores located at The Shoppes at Grand Prairie in Peoria, Illinois, Menlo Park Mall in Edison, New Jersey, The Shops at Prudential Center in Boston, Massachusetts, Plaza de Oro in Encino, California, and Crossroads Commons in Las Vegas, Nevada. We closed two stores at lease maturity. For the remainder of fiscal 2003, we are on plan to achieve our goal of a 15%-20% growth in the number of new stores opened and to remodel approximately 5-8 stores at lease maturity. Total capital expenditures are estimated to be approximately $25 million to $30 million for fiscal 2003.

On May 7, 2003, we completed a public offering of our common stock in which we sold 1.9 million shares at a price to the public of $19.50. On May 13, 2003, we closed the sale of an additional 237,424 shares of common stock subject to the underwriters' over-allotment option. We received proceeds from the public offering of $38.5 million, net of underwriters' discounts and offering expenses. We intend to use the proceeds for working capital and general corporate purposes, including expanding the number of our stores, remodeling existing stores, increasing our distribution capabilities and strengthening our information technology infrastructure.

We believe we will be able to fund our cash needs for the remainder of fiscal 2003 and fiscal 2004 through existing cash balances and cash generated from operations.


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

         If other retailers, especially department stores or discount retailers, offer the same products or products similar to those we sell, if our products receive unfavorable reviews, or if our products become less popular with our customers, our sales may decline or we may decide to offer our products at lower prices. If customers buy fewer of our products or if we have to reduce our prices, our revenues and earnings will decline.

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

         During fiscal 2002 and first six months of fiscal 2003, the sales of our air purification line of products constituted a substantial portion of our total revenues. Although not as substantial, the sales from our home and portable stereo system and massage product lines constituted a significant portion of our total revenues. We believe that sales from these product lines will continue to constitute a substantial portion of our sales during the remainder of fiscal 2003, although we cannot assure you that sales of these product lines will continue to increase or will continue at this level. If sales of these products or any one of these products decrease, our stock price could be adversely affected.

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

         We must ensure that the products we design and develop are manufactured cost-effectively. We rely solely on a select group of contract manufacturers, most of whom are located in Asia (primarily China), to produce these products in sufficient quantities to meet customer demand and to obtain and deliver these products to our customers in a timely manner. These arrangements are subject to the risks of relying on products manufactured outside the United States, including political unrest and trade restrictions, local business practice and political issues, including issues relating to compliance with domestic or international labor standards, currency fluctuations, work stoppages, economic uncertainties, including inflation and government regulations, epidemics such as SARS, and other uncertainties. If we are unable to successfully obtain and timely deliver sufficient quantities of these products, our operating results may be adversely affected.

         We had a single supplier located in China that provided approximately 24% of the net merchandise purchases in fiscal 2002 and is expected to provide a comparable percentage in the future. If we were unable to obtain products from this supplier on a timely basis or on commercially reasonable terms, or if the Yuan were to appreciate materially against the US dollar, our operating results may be adversely affected.

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

Our ability to protect our proprie tary technology, which is vital to our business, particularly our air purification products, is uncertain and our inability to protect these rights could impair our competitive advantage and cause us to incur substantial expense to enforce our rights.

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

         Our comparable store sales have fluctuated significantly in the past and we believe that such fluctuations may continue. Our historic comparable net store sales changes from the prior fiscal year were as follows:


             Fiscal year                Percentage increase (decrease)
             -----------                ------------------------------
                2000                                              29.0
                2001                                             (16.0)
                2002                                              13.6
       2003 (First six months)                                    16.3

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

         Our revenues depend in part on our ability to effectively market and advertise our products through The Sharper Image catalog and direct marketing operations. Increases in advertising, paper or postage costs may limit our ability to advertise without reducing our profitability. If we decrease our advertising efforts due to increased advertising costs, restrictions placed by regulatory agencies or for any other reason, our future operating results may be materially adversely affected. We are also utilizing and constantly testing other advertising media, such as television infomercials, radio and single product mailings. Our advertising expenditures increased by approximately $13.8 million or 25.3% in fiscal 2001 from the prior fiscal year, and $28.9 million, or 42.2%, in fiscal 2002 from the prior fiscal year. While we believe that increased expenditures on these and other media have resulted in increased revenues during fiscal 2002, we cannot assure you that increased advertising will result in increased revenues in the future. If our advertising is ineffective and our increased advertising expenditures do not result in increased sales volumes, our sales and profits will be adversely affected. We expect to continue to spend on advertising and marketing at increased levels in the future, but may not continue to produce a sufficient level of sales to cover such expenditures, which would reduce our profitability.

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

         During the third quarter of fiscal 2001, we experienced delays and non-delivery of several catalog mailings due to the post office closures and mail interruptions that occurred after the September 11, 2001 terrorist attacks which had a negative impact on sales during that period. Additionally, effective June 30, 2002, the U.S. Postal Service increased its rates. This increase has impacted the cost of mailing catalogs and single-product mailers to our customers, and to the extent that we use the U.S. Postal Service for the fulfillment of orders, our delivery expense will also increase. In addition, postal rate increases may result in competitive increases by other delivery services, which we may use from time to time. Furthermore, both the U.S. Postal Service and other delivery services may raise their rates further in the future.

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

         Our current and future products may contain defects, which could subject us to product liability claims and product recalls. Although we maintain limited product liability insurance, if any successful product liability claim or product recalls is not covered by or exceeds our insurance coverage, our business, results of operations and financial condition would be harmed. Additionally, third parties may assert claims against us alleging infringement, misappropriation or other violations of patent, trademark or other proprietary rights, whether or not such claims have merit. Such claims can be time consuming and expensive to defend and could require us to cease using and selling the allegedly infringing products, which may have a significant impact on total company sales volume, and to incur significant litigation costs and expenses.

If we lose our key personnel, we may not be able to successfully develop and merchandise our products.

         Our success depends to a significant extent upon the abilities of our senior management, particularly Richard Thalheimer, our founder, Chairman and Chief Executive Officer. The loss of the services of any of the members of our senior management or of certain other key employees could have a significant adverse effect on our business, financial condition and operating results. We maintain key man life insurance on Mr. Thalheimer in the amount of $15 million. The terms of Mr. Thalheimer employment are governed by an employment agreement. Our future performance will depend upon our ability to attract and retain qualified management, merchandising and sales personnel. There can be no assurance that the members of our existing management team will be able to manage our company or our growth or that we will be able to attract and hire additional qualified personnel as needed in the future.


We are effectively controlled by a single shareholder who exerts considerable influence over our business affairs and may make business decisions which may not be in your best interest.

         As of September 11, 2003, Richard Thalheimer beneficially owned approximately 21% of our common stock. As a result, Mr. Thalheimer will continue to exert substantial influence over the election of directors and over our corporate actions.


Our common stock price is volatile.

         Our common stock is quoted on the NASDAQ National Market, which has experienced and is likely to experience in the future significant price and volume fluctuations, which could reduce the market price of our common stock without regard to our operating performance. From February 1, 2003 to July 31, 2003, the price per share of our common stock has ranged from a high of $30.74 to a low of $14.51. We believe that among other factors, any of the following factors could cause the price of our common stock to fluctuate substantially:

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

The interest payable on the Company's credit facility is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on existing variable debt rose 0.43% (10% from the bank's reference rate) during the period ending July 31, 2003, the Company's results from operations and cash flows would not have been materially affected. In addition, the Company has fixed and variable income investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio.

The Company enters into a significant amount of purchase obligations outside of the U.S. that are settled in U. S. dollars, and therefore, has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that foreign currency exchange risk is immaterial.


ITEM 4.  CONTROLS AND PROCEDURES

(a) Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 ("Exchange Act") Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION


Item 4.    Submission of Matters to a Vote of Security Holders

The Company's 2003 Annual Meeting of Stockholders (the Annual Meeting) was held on June 3, 2003.

           The following matters were voted on by the stockholders:

                  1. Election of five Directors. Messrs. Richard J. Thalheimer, Alan Thalheimer, Gerald Napier, Morton David, and George James were elected to the Company's Board of Directors. The results of the voting were as follows: 10,147,881 votes in favor of Richard J. Thalheimer, with 1,767,654 votes withheld; 10,176,701 votes in favor of Alan Thalheimer, with 1,738,834 votes withheld; 11,687,023 votes in favor of Gerald Napier, with 228,512 votes withheld; 11,692,523 votes in favor of Morton David, with 223,012 votes withheld; and 11,692,798 votes in favor of George James, with 222,737 votes withheld.

                  2. Ratification of selection of Deloitte & Touche LLP as independent public accountants for the Company for the fiscal year ending January 31, 2004. The result of the vote was 11,886,670 in favor, 24,087 against, and 4,778 abstaining.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

31.1 Certification Pursuant To Section 302 Of The Sarbanes Oxley Act of 2002, Chief Executive Officer.

31.2 Certification Pursuant To Section 302 Of The Sarbanes Oxley Act of 2002, Chief Financial Officer.

32.1 Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer.

32.2 Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer.


(b)      Reports on Form 8-K

         We did not file any report on Form 8-K during the three months ended July 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               SHARPER IMAGE CORPORATION



Date:    September 12, 2003                    by: /s/ Tracy Y. Wan
                                                   ----------------------
                                                       Tracy Y. Wan
                                                       President
                                                       Chief Operating Officer



                                               by: /s/ Jeffrey P. Forgan
                                                   ---------------------
                                                       Jeffrey P. Forgan
                                                       Executive Vice President
                                                       Chief Financial Officer