Form 10-Q
period 2003-10-31
SHARPER IMAGE CORP
filed 2003-12-15
CIK 811696

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
      October 31, 2003                 or

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

                                Yes _X_     No___

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                Yes _X_     No___


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

    Common Stock, $0.01 par value, 15,192,298 shares as of December 11, 2003

                            SHARPER IMAGE CORPORATION

                                    FORM 10-Q

                     For the Quarter Ended October 31, 2003

                                      INDEX


PART I.  FINANCIAL INFORMATION                                              Page

ITEM 1.  Condensed Financial Statements (unaudited)

         Balance Sheets as of October 31, 2003,
           January 31, 2003 and October 31, 2002 (as restated)                3

         Statements of Operations
           for the three and nine months ended October 31, 2003 and 2002
           (as restated)                                                      4

         Statements of Cash Flows
           for the nine months ended October 31, 2003 and 2002
           (as restated)                                                      5

         Notes to Condensed Financial Statements                           6-10

ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            11-26

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk           27

ITEM 4.  Controls and Procedures                                             27


PART II. OTHER INFORMATION

IITEM 6. Exhibits and Reports on Form 8-K                                    28


SIGNATURE PAGE                                                               29

PART I
FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

SHARPER IMAGE CORPORATION
CONDENSED BALANCE SHEETS
(Unaudited)

                                                                                  October 31,      January 31,      October 31,
                                                                                     2003             2003             2002
Dollars in thousands, except per share amounts                                                      (Note A)    As Restated (Note G)
                                                                                   --------        -----------  --------------------
ASSETS
Current Assets:
  Cash and cash equivalents                                                        $ 21,947         $ 55,633         $  1,904
  Short-term investments                                                              4,000               --               --
  Accounts receivable, net of allowance for doubtful
    accounts of $764, $967 and $684                                                  20,427           12,597           12,335
  Merchandise inventories                                                           136,324           74,756           93,769
  Prepaid catalog costs                                                               5,920            1,869            6,945
  Prepaid expenses, deferred taxes and other                                         18,716           13,658           12,489
                                                                                   --------         --------         --------
Total Current Assets                                                                207,334          158,513          127,442
Property and equipment, net                                                          63,472           52,165           50,959
Deferred taxes and other assets                                                       5,012            3,749            4,836
                                                                                   --------         --------         --------
Total Assets                                                                       $275,818         $214,427         $183,237
                                                                                   ========         ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                                 $ 39,383         $ 26,597         $ 30,160
  Accrued expenses                                                                   18,510           14,996           17,498
  Accrued compensation                                                                6,194            8,614            4,572
  Reserve for refunds                                                                14,386           12,498            7,669
  Deferred revenue                                                                   22,958           19,113           17,737
  Income taxes payable                                                                   --            6,472               --
  Current portion of notes payable                                                       --               --              185
                                                                                   --------         --------         --------
Total Current Liabilities                                                           101,431           88,290           77,821
Notes payables                                                                           --               --            1,893
Other liabilities                                                                    10,765            8,753            6,813
Commitments and Contingencies                                                            --               --               --
                                                                                   --------         --------         --------
Total Liabilities                                                                   112,196           97,043           86,527
                                                                                   --------         --------         --------

Stockholders' Equity:
Preferred stock, $0.01 par value:
  Authorized 3,000,0000 shares: Issued and outstanding, none                             --               --               --
Common stock, $0.01 par value:
  Authorized 25,000,000 shares: Issued and outstanding,
    15,123,881, 12,638,952 and 12,631,886 shares                                        151              126              126
Additional paid-in capital                                                           93,692           49,950           46,155
Retained earnings                                                                    69,779           67,308           50,429
                                                                                   --------         --------         --------
Total Stockholders' Equity                                                          163,622          117,384           96,710
                                                                                   --------         --------         --------
Total Liabilities and Stockholders' Equity                                         $275,818         $214,427         $183,237
                                                                                   ========         ========         ========

                  See notes to condensed financial statements.

SHARPER IMAGE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                   Three Months Ended                      Nine Months Ended
Dollars in thousands, except per share amounts                         October 31,                            October 31,
                                                                       -----------                            -----------
                                                                  2003               2002              2003                2002
                                                                  ----               ----              ----                ----
                                                                                 As restated                            As restated
                                                                                   (Note G)                               (Note G)
REVENUES:
  Net sales                                                   $    127,827       $    103,191       $    369,557       $    294,321
  Delivery                                                           3,105              2,558              8,893              7,476
  List rental and licensing                                            143                360                303                806
                                                              ------------       ------------       ------------       ------------
                                                                   131,075            106,109            378,753            302,603
                                                              ------------       ------------       ------------       ------------
COSTS AND EXPENSES:
  Cost of products                                                  59,371             48,218            167,184            133,185
  Buying and occupancy                                              14,331             11,813             40,526             34,210
  Advertising                                                       24,260             20,027             75,702             61,357
  General, selling, and administrative                              31,726             26,832             91,561             75,528
                                                              ------------       ------------       ------------       ------------
                                                                   129,688            106,890            374,973            304,280
                                                              ------------       ------------       ------------       ------------
OTHER:
  Interest income                                                      136                 22                596                265
  Interest expense                                                     (27)               (80)              (153)              (208)
  Other income                                                         342                108                342                304
  Other expense                                                       (168)              (123)              (377)              (331)
                                                              ------------       ------------       ------------       ------------
                                                                       283                (73)               408                 30
                                                              ------------       ------------       ------------       ------------
Earnings (Loss) Before Income Tax
  Expense (Benefit)                                                  1,670               (854)             4,188             (1,647)

Income Tax Expense (Benefit)                                           685               (350)             1,717               (675)
                                                              ------------       ------------       ------------       ------------

Net Earnings (Loss)                                           $        985       $       (504)      $      2,471       $       (972)
                                                              ============       ============       ============       ============

Net Earnings (Loss) Per Share
      Basic                                                   $       0.07       $      (0.04)      $       0.17       $      (0.08)
                                                              ============       ============       ============       ============
      Diluted                                                 $       0.06       $      (0.04)      $       0.16       $      (0.08)
                                                              ============       ============       ============       ============

Weighted Average Number of
Shares Outstanding
      Basic                                                     15,089,000         12,422,000         14,185,000         12,223,000
      Diluted                                                   16,052,000         12,422,000         15,059,000         12,223,000

                  See notes to condensed financial statements.

SHARPER IMAGE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                                         Nine Months Ended
                                                                                                            October 31,
                                                                                                            -----------
Dollars in thousands                                                                                  2003              2002
                                                                                                      ----              ----
                                                                                                                    As restated
                                                                                                                      (Note G)
Cash was Provided by (Used for) Operating Activities:
Net earnings (loss)                                                                                 $  2,471         $   (972)
Adjustments to reconcile net earnings (loss) to cash
      used for operating activities:
      Depreciation and amortization                                                                   12,291           10,810
      Deferred rent expenses and landlord allowances                                                     210              159
      Loss on sale or disposal of equipment                                                              370               49
  Change in operating assets and liabilities:
      Accounts receivable                                                                             (7,830)          (4,237)
      Merchandise inventories                                                                        (61,568)         (43,088)
      Prepaid catalog costs, prepaid expenses and other                                               (7,451)          (5,841)
      Accounts payable, accrued expenses and reserve for refunds                                      15,768           18,126
      Deferred revenue, income taxes and other liabilities                                              (836)             333
                                                                                                    --------         --------
Cash Used for Operating Activities                                                                   (46,575)         (24,661)
                                                                                                    --------         --------

Cash was Used for Investing Activities:
  Property and equipment expenditures                                                                (23,957)         (17,302)
  Purchases of short-term investments                                                                 (4,000)              --
                                                                                                    --------         --------
Cash Used for Investing Activities                                                                   (27,957)         (17,302)
                                                                                                    --------         --------

Cash was Provided by (Used for) Financing Activities:
  Proceeds from issuance of common stock due to
      public offering, net of fees                                                                    38,471               --
  Proceeds from issuance of common stock resulting from
      stock options exercised                                                                          2,785            3,579
  Payments made for credit facility fees                                                                (410)              --
  Principal payments on notes payable and revolving credit facility                                       --             (129)
                                                                                                    --------         --------
Cash Provided by (Used for) Financing Activities                                                      40,846            3,450
                                                                                                    --------         --------

Net Decrease in Cash and Equivalents                                                                 (33,686)         (38,513)
                                                                                                    --------         --------
Cash and Equivalents at Beginning of Period                                                           55,633           40,417
                                                                                                    --------         --------

Cash and Equivalents at End of Period                                                               $ 21,947         $  1,904
                                                                                                    ========         ========


Supplemental Disclosure of Cash Paid for:
      Interest                                                                                      $     97         $    195
      Income Taxes                                                                                  $  9,518         $    707


                  See notes to condensed financial statements.

                            SHARPER IMAGE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

       Three-month and nine-month periods ended October 31, 2003 and 2002

                                   (Unaudited)
NOTE A- Financial Statements

The condensed balance sheets at October 31, 2003 and 2002, and the related condensed statements of operations for the three and nine month periods ended October 31, 2003 and 2002 and related condensed statements of cash flows for the nine month periods ended October 31, 2003 and 2002 have been prepared by Sharper Image Corporation (the "Company"), without audit. In the opinion of management, the condensed financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of October 31, 2003 and 2002, and for the three and nine month periods then ended. The balance sheet at January 31, 2003, presented herein, has been derived from the audited balance sheet of the Company.

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

The Company's business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the Holiday shopping season. A substantial portion of the Company's total revenues and all or most of the Company's net earnings usually occur in the fourth quarter ending January 31. The Company, as is typical in the retail industry, generally experiences lower revenues and net operating results during its first three fiscal quarters and has in the past incurred and may continue to incur losses in these quarters. The results of operations for these interim periods are not necessarily indicative of the results for the full fiscal year.


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

                                                                          Three Months Ended               Nine Months Ended
                                                                               October 31                      October 31
                                                                               ----------                      ----------
                                                                          2003            2002            2003            2002
                                                                          ----            ----            ----            ----
Net earnings (loss), as reported                                      $   985,000    $  (504,000)    $   2,471,000    $    (972,000)
Deduct:  Total stock-based
employee compensation expense
determined under fair value
based method for all awards, net
of related tax effect                                                     453,000        421,000         1,222,000        1,264,000

                                                                      -----------    -----------     -------------    -------------
Pro forma net earnings (loss)                                         $   532,000    $  (925,000)    $   1,249,000    $  (2,236,000)
                                                                      ===========    ===========     =============    =============

Basic net earnings (loss) per weighted average share:
    As reported                                                       $     0.07     $     (0.04)    $        0.17    $       (0.08)
    Pro forma                                                         $     0.04     $     (0.07)    $        0.09    $       (0.18)

Diluted net earnings (loss) per weighted average share:
    As reported                                                       $     0.06     $     (0.04)    $        0.16    $       (0.08)
    Pro forma                                                         $     0.03     $     (0.07)    $        0.08    $       (0.18)

NOTE C - Earnings Per Share

Basic earnings per share is computed as net income available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares to be issued through stock options.

                                                                     Three Months Ended                    Nine Months Ended
                                                                         October 31,                          October 31,
                                                                         -----------                          -----------
                                                                   2003              2002                2003              2002
                                                               -----------       ------------        -----------       ------------
Net earnings (loss)                                            $   985,000       $   (504,000)       $ 2,471,000       $   (972,000)
Average shares of common stock
outstanding during the period                                   15,089,000         12,422,000         14,185,000         12,223,000
                                                               ===========       ============        ===========       ============

Basic earnings (loss) per share                                $      0.07       $      (0.04)       $      0.17       $      (0.08)
                                                               ===========       ============        ===========       ============

Average shares of common stock
outstanding during the period                                   15,089,000         12,422,000         14,185,000         12,223,000
Add:
Assumed options exercised due to exercise
price being less than average market
price net of assumed stock repurchases                             963,000                 --            874,000                 --
                                                               -----------       ------------        -----------       ------------

Diluted weighted average number
of shares outstanding                                           16,052,000         12,422,000         15,059,000         12,223,000
                                                               ===========       ============        ===========       ============

Diluted earnings (loss) per share                              $      0.06       $      (0.04)       $      0.16       $      (0.08)
                                                               ===========       ============        ===========       ============

NOTE D- Revolving Loan and Notes Payable

On October 31, 2003, the Company terminated its old secured credit facility and entered into a new revolving secured credit facility with Wells Fargo Bank, National Association. The new credit facility has a maturity date of October 31, 2006, and will allow borrowings and letters of credit up to a maximum of $50 million at all times during the year, with a "borrowing base" determined by inventory levels and specified accounts receivable. The new credit facility is secured by the Company's inventory, accounts receivable, accounts and specified other assets. Borrowings under the new credit facility bear interest at either the adjusted LIBOR rate plus 1.50% or at Wells Fargo's prime rate less 0.25%. The new credit facility contains financial covenants that only apply during an event of default or when the borrowing base falls below a specified level. These financial covenants require the Company to maintain a minimum EBITDA (as defined) of $35 million and to maintain capital expenditures below a specified level based on the Company's projections. The new credit facility contains limitations on incurring additional indebtedness, making additional investments and permitting a change of control. There was no activity under this agreement on October 31, 2003, other than the issuance on the closing date of a $9.8 million backstop letter of credit to cover letter of credit commitments outstanding under our old secured credit facility.


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

Financial information for the Company's business segments is as follows:

                                                                   Three Months Ended                       Nine Months Ended
                                                                       October 31,                             October 31,
                                                                       -----------                             -----------
                                                                 2003                2002                2003               2002
                                                                 ----                ----                ----               ----
Dollars in thousands

Revenues:
  Stores                                                      $  70,728           $  57,154           $ 210,751          $ 165,583
  Catalog and Direct Marketing                                   25,295              23,304              85,564             76,588
  Internet                                                       17,351              12,758              52,528             36,889
  Other                                                          17,701              12,893              29,910             23,543
                                                              ---------           ---------           ---------          ---------
Total Revenues                                                $ 131,075           $ 106,109           $ 378,753          $ 302,603
                                                              ---------           ---------           ---------          ---------

Operating Contributions:
  Stores                                                      $   3,300           $   2,774           $  13,873          $  10,082
  Catalog and Direct Marketing                                    3,397               2,988              13,778              9,727
  Internet                                                        2,058               1,236               6,121              4,582
  Unallocated                                                    (7,085)             (7,852)            (29,584)           (26,038)
Earnings (Loss) Before Income
                                                              ---------           ---------           ---------          ---------
  Tax Expense (Benefit)                                       $   1,670           $    (854)          $   4,188          $  (1,647)
                                                              ---------           ---------           ---------          ---------

                                                                                  October 31,         January 31,       October 31,
                                                                                     2003                2003               2002
                                                                                     ----                ----               ----
Assets:
  Stores                                                                          $  44,257           $  35,281          $  33,832
  Catalog and Direct Marketing                                                           --                  --                 --
  Internet                                                                            1,906               3,330              3,644
  Unallocated                                                                       229,655             175,816            145,761
                                                                                  ---------           ---------          ---------
Total Assets                                                                      $ 275,818            $214,427          $ 183,237
                                                                                  ---------           ---------          ---------

NOTE G - Restatement

        Subsequent to the issuance of the Company's financial statements as of and for the quarter ended October 31, 2002, the Company's management determined that three errors existed in previously issued financial statements. First, for its sales on direct marketing shipments, revenues were adjusted to reflect the adoption of SAB 101, "Revenue Recognition in Financial Statements," in the first quarter of fiscal 2000. As such, revenues were adjusted to reflect recognition at the time of customer receipt versus time of shipment. Second, costs paid for package design costs, which had been capitalized and recognized over a two-year period, were corrected to be expensed as incurred. Finally, the method for calculating diluted weighted average shares oustanding in the earnings per share calculation was corrected to include the reduction in shares outstanding resulting from the anticipated repurchases of stock using proceeds of future income tax benefits associated with unexercised stock options. As a result, the accompanying financial statements have been restated from the amounts previously reported. A summary of the effects of the restatement is as follows:


Dollars in thousands                            As of October 31, 2002
                                                ----------------------
                                         As Previously
                                            Reported              As Restated
                                            --------              -----------
Property and equipment, net              $    51,333            $    50,959
Prepaid expenses and other                    12,347                 12,489
Retained earnings                             50,660                 50,429
Total stockholders' equity                    96,942                 96,710


Dollars in thousands, except per              Three Months Ended              Nine Months Ended
  share amounts                                October 31, 2002                October 31, 2002
                                               ----------------                ----------------
                                        As Previously                  As Previously
                                           Reported      As Restated      Reported     As Restated
                                           --------      -----------      --------     -----------
Revenues                               $     106,109   $     106,109   $     301,353  $     302,603
Cost of products                              48,218          48,218         132,655        133,185
General, selling and administrative           27,361          26,832          77,034         75,528
Loss before income tax benefit                  (835)           (854)         (2,339)        (1,647)
Income tax benefit                              (342)           (350)           (958)          (675)
Net loss                                        (493)           (504)         (1,381)          (972)

Basic loss per common equivalent
  equivalent share                     $       (0.04)  $       (0.04)  $       (0.11) $       (0.08)
                                       ==============  ==============  ============== ==============

Diluted loss per common
  equivalen share                      $       (0.04)  $       (0.04)  $       (0.11) $       (0.08)
                                       ==============  ==============  ============== ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our report on Form 10-K for the year ended January 31, 2003, as filed with the Securities and Exchange
Commission. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements may include but are not limited to statements regarding our future products and enhancements, business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Form 10-Q. Additionally, statements concerning future matters such as the development of new products or enhancements, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements. All forward-looking statements in this Form 10-Q are based upon information available to us as of the date hereof, and we assume no obligation to revise or update any such forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Form 10-Q. Actual results could differ materially from our current expectations. Factors that could cause or contribute to such differences include, but are not limited to those set forth under "Factors Affecting Future Operating Results" below in this Quarterly Report, and elsewhere in this Quarterly Report.

The discussion and analysis gives effect to the restatement of previously issued financial statements. See Note G to the condensed financial statements for further discussion.

RESULTS OF OPERATIONS

The following table sets forth the results of operations expressed as a percentage of total revenues for the periods indicated.

                                                                             Three Months Ended                 Nine Months Ended
                                                                                 October 31,                       October 31,
                                                                                 -----------                       -----------
Percentage of Total Revenues                                                2003             2002             2003            2002
                                                                            ----             ----             ----            ----
Revenues:
     Net store sales                                                         54.0%           53.9%            55.6%           54.7%
     Net catalog and direct marketing sales                                  19.3            22.0             22.6            25.3
     Net Internet sales                                                      13.2            12.0             13.9            12.2
     Net wholesale sales                                                     11.0             9.4              5.5             5.0
     Delivery                                                                 2.4             2.4              2.3             2.5
     List rental and licensing                                                0.1             0.3              0.1             0.3
                                                                            -----           -----            -----           -----
Total Revenues                                                              100.0%          100.0%           100.0%          100.0%

Costs and Expenses:
     Cost of products                                                        45.3            45.4             44.1            44.0
     Buying and occupancy                                                    10.9            11.1             10.7            11.3
     Advertising                                                             18.5            18.9             20.0            20.3
     General selling and administrative                                      24.2            25.3             24.2            24.9

Other Income                                                                  0.2            (0.1)             0.1            (0.0)
                                                                            -----           -----            -----           -----

Earnings (Loss) Before Income Taxes                                           1.3            (0.8)             1.1            (0.5)

Income Tax Expense (Benefit)                                                  0.5            (0.3)             0.5            (0.2)
                                                                            -----           -----            -----           -----

Net Earnings (Loss)                                                           0.8%           (0.5)%            0.6%           (0.3)%
                                                                            =====           =====            =====           =====

The following table sets forth the components of total revenues for the periods indicated.

                                                                          Three Months Ended                   Nine Months Ended
                                                                              October 31,                         October 31,
                                                                              -----------                         -----------
                                                                        2003              2002              2003              2002
                                                                        ----              ----              ----              ----
Revenues (dollars in thousands)
Net store sales                                                       $ 70,728          $ 57,154          $210,751          $165,583
Net catalog and direct marketing sales                                  25,295            23,304            85,564            76,588
Net Internet sales                                                      17,351            12,758            52,528            36,889
Net wholesale sales                                                     14,453             9,975            20,714            15,261
                                                                      --------          --------          --------          --------

Total Net Sales                                                        127,827           103,191           369,557           294,321

Delivery                                                                 3,105             2,558             8,893             7,476
List rental and licensing                                                  143               360               303               806
                                                                      --------          --------          --------          --------

Total Revenues                                                        $131,075          $106,109          $378,753          $302,603
                                                                      ========          ========          ========          ========

Revenues

Net sales for the third quarter increased $24.6 million, or 23.9%, from the comparable three-month period of the prior year. Net sales for the nine-month period ended October 31, 2003 increased $75.2 million, or 25.6%, from the comparable period last year. Returns and allowances for the three-month and nine-month periods ended October 31, 2003, were 10.2% and 10.8% of sales, as compared with 11.7% and 11.4% of sales for the comparable prior year periods. The increase in net sales for the three and nine-month periods ended October 31, 2003 compared to the same periods last year was primarily attributable to increases in net sales from stores of $13.6 and $45.2 million; net catalog and direct marketing of $2.0 and $9.0 million; Internet operations of $4.6 and $15.6 million; and wholesale sales of $4.5 and $5.5 million, respectively.

The increase in total revenues for the third quarter of fiscal 2003, as compared to the third quarter of fiscal 2002 was due primarily to the popularity of our Sharper Image Design proprietary products, Sharper Image brand products and certain top selling new other brand products, all of which continue to be key factors in the increases in net sales in all selling channels. Sharper Image Design proprietary products and Sharper Image brand products was approximately 75% of net sales in the first nine months of fiscal 2003, which was even as compared to the same period of 2002. The continued development and introduction of new and popular products is a key strategic objective and important to our future success. Also contributing to the increase in total revenues was a comparable store sales increase of 10.0% and the opening of 22 new stores since the third quarter of fiscal 2002. We believe the increased investment in our advertising initiatives in fiscal 2002 which continued through the third quarter of fiscal 2003, including the significant increase in television infomercial advertising and single product mailers highlighting primarily selected Sharper Image Design products, contributed to the higher revenues in all selling channels.

For the three-month and nine-month periods ended October 31, 2003, as compared with the same periods last year, net store sales increased $13.6 million, or 23.7%, and $45.2 million, or 27.3%, while comparable store sales increased by 10.0% and 14.3%, respectively. The increase in net store sales for the three and nine-month periods ended October 31, 2003 were primarily attributable to the popularity of Sharper Image Design proprietary and Sharper Image brand products, the increased television infomercial advertising which we believe drives traffic into the stores and the opening of 22 new stores, partially offset by the closing of three stores at lease maturity since October 31, 2002. The increase in net store sales for the three-month period ended October 31, 2003 as compared with the same prior year period reflects a 12.7% increase in average revenue per transaction and a 14.7% increase in total store transactions. Total store transactions increased 16.5% for the nine-month ended October 31, 2003 and average revenue per transaction increased by 12.5%, compared with the same prior year period.

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

For the three and nine-month periods ended October 31, 2003, as compared with the same periods of the prior year, net catalog and direct marketing sales, which includes sales generated from catalog mailings, single product mailers, print advertising and television infomercials, increased $2.0 million, or 8.5%, and $9.0 million, or 11.7%, respectively. The net sales increase from these direct marketing activities for the three-month period ended October 31, 2003, was due primarily to a 6.7% increase in catalogs circulated, 10.6% increase in catalog pages circulated and a 33.3% increase in television infomercial advertising highlighting selected Sharper Image Design products, as compared with the same prior year period. The increase in net catalog and direct marketing sales for the third quarter of fiscal 2003 reflects a 5.8% increase in transactions and an increase of 1.3% in average revenue per transaction as compared with the same prior year period. The net sales increase from these direct marketing activities for the nine-month period ended October 31, 2003, as compared to the same period last year, was due primarily to a 20.6% increase in television infomercial advertising, 38.9% increase in single product mailers circulated, a 11.2% increase in Sharper Image catalogs circulated and a 16.1% increase in catalog pages circulated. For the nine-month period ended October 31, 2003, the increase in net catalog and direct marketing sales reflects a 13.8% increase in transactions, partially offset by a decrease of 2.2% in average revenue per transaction.

For the three and nine-month periods ended October 31, 2003, Internet sales from our sharperimage.com web site, which includes the Sharper Image and eBay auction sites, increased $4.6 million, or 36.0% and $15.6 million, or 42.4%, respectively, from the same periods last year. The Internet sales increase for the three months ended October 31, 2003 was attributable to an increase of 29.4% in transactions and an increase of 4.2% in average revenue per transaction as compared to the same period last year. The Internet sales increase for the nine months ended October 31, 2003 was attributable to a 39.8% increase in Internet transactions and a 1.7% increase in average revenue per transaction, as compared to the same period of the prior year. The increases in internet sales during the three and nine months ended October 31, 2003 are attributable to increases in the utilization of search engines key words, as well as other advertising and marketing placement expenses. We continue to utilize the auction site to increase our Internet business, broaden our customer base and to manage inventories, including closeouts, repackaged and refurbished items.

For the three and nine-month periods ended October 31, 2003, wholesale sales increased $4.5 million, or 44.9%, and $5.5 million, or 35.7%, respectively, from the same periods of the prior year. The increase is primarily attributable to the testing of programs with new wholesale customers. We believe that the wholesale business will continue to strengthen our brand name and broaden our customer base.

Cost of Products

Cost of products for the three-month and nine-month periods ended October 31, 2003 increased $11.1 million, or 23.1%, and $34.0 million, or 25.5%, from the comparable prior year periods. The increases in cost of products are due to the higher sales volume compared to the same periods last year which was partially offset by the lower relative cost of products for our Sharper Image Design proprietary and Sharper Image brand products. The gross margin rate for the three and nine-month periods ended October 31, 2003, was 54.7% and 55.8%, respectively, which was 0.3 percentage points higher and 0.1 percentage points lower than the comparable periods of the prior year. For the three- and nine-month periods, the gross margin rate was negatively affected by delivery expense in excess of delivery income collected due to the increase in single product mailers which offered free shipping when an order was placed, and the free shipping on the delivery of our selection of massage chairs.

Our gross margin rate fluctuates with the changes in our merchandise mix, primarily Sharper Image Design proprietary and Sharper Image brand products, which changes as we make new items available in various categories or introduce new proprietary products. The variation in merchandise mix from category to category from year to year is characteristic of our sales results being driven by individual products rather than by general lines of merchandise. Additionally, the auction sites and other selected promotional activities, such as free shipping offers, will, in part, tend to offset the rate of increase in our gross margin rate. Our gross margins may not be comparable to those of other retailers, since some retailers include the costs related to their distribution network in cost of products while we, and other retailers, exclude them from gross margin and include them instead in general, selling and administrative expenses. We also include the net costs of delivery expense to customers in our gross margin rate. We cannot accurately predict future gross margin rates, although our goal is to continue to increase sales of Sharper Image Design proprietary and Sharper Image brand products to capitalize on the higher margins realized on these products.

Buying and Occupancy

Buying and occupancy costs for the three-month and nine-month periods ended October 31, 2003 increased $2.5 million, or 21.3%, and increased $6.3 million, or 18.5%, from the comparable prior year periods. The increases reflect the occupancy costs associated with the 22 new stores opened since October 31, 2002 and rent increases associated with lease renewals, partially offset by the occupancy costs of the three Sharper Image stores closed at lease maturity since October 31, 2002. Buying and occupancy costs as a percentage of total revenues decreased to 10.9% from 11.1% for the three-month period ended October 31, 2003, and decreased to 10.7% from 11.3% for the nine-month period ended October 31, 2003. Our goal is to continue to grow the number of new stores by 15%-20% on an annual basis, but we cannot assure you we will achieve this goal.

Advertising

Advertising for the three-month and nine-month periods ended October 31, 2003 increased $4.2 million, or 21.1%, and $14.3 million, or 23.4%, from the comparable prior year periods. The increase in advertising expense for the three-month period ended October 31, 2003, was primarily attributable to a 33.3% increase in television infomercial advertising, a 6.7% increase in the number of Sharper Image catalogs mailed, a 10.6% increase in catalog pages circulated, and a 193.2% increase in internet advertising, which include paid for search engine key word placement and revenue share costs incurred for affiliate programs. Additionally, we continued our other multimedia advertising initiatives, which included radio and newspaper advertising, among others. The increase in advertising expense for the nine-month period ended October 31, 2003 was primarily attributable to a 20.6% increase in television infomercial advertising, a 38.9% increase in the number of single-product mailers circulated, a 16.1% increase in the number of Sharper Image catalogs pages and a 11.2% increase in the number of Sharper Image catalogs circulated. Although we believe they contributed to the increase in sales in the stores, catalog and direct marketing and Internet channels, there can be no assurance of the continued success of these advertising initiatives. Advertising expenses as a percentage of total revenues decreased to 18.5% from 18.9% for the three-month period ended October 31, 2003, and decreased to 20.0% from 20.3% for the nine-month period ended October 31, 2003. Although there is usually a declining marginal benefit obtained by increasing advertising expenditures, we monitor the effectiveness of our advertising in order to achieve a reasonable return on our investment in advertising.

We believe that the expansion of our multimedia advertising initiatives contributed to the sales increases for the first nine months of 2003 and will continue be an important factor in our future revenue growth. As a result, advertising expenses are anticipated to be higher in the remainder of fiscal 2003 than in fiscal 2002.

General, Selling and Administrative Expenses

General, selling and administrative (GS&A) expenses for the three and nine-month periods ended October 31, 2003 increased $4.9 million, or 18.2%, and $16.0 million, or 21.2%, from the comparable prior year periods. Contributing to the increase in GS&A expenses for the three-month period ended October 31, 2003 was $3.3 million due to variable expenses from increased sales which includes $2.7 million due to variable expenses from increased sales from all sales channels and $0.6 million due to variable expenses from increased sales and selling expenses related to the 22 new stores opened since October 31, 2002, as well as increases in health benefits and distribution shipping costs incurred for product delivery to our stores. Contributing to the nine-month increase was $3.2 million due primarily to variable expenses from increased sales and selling expenses related to the 22 new stores opened since October 31, 2002, partially offset by the reduced selling expenses of three stores closed at lease maturity since October 31, 2002. Also contributing to the increase was $5.9 million due to variable expenses from increased sales from all sales channels, as well as increases related to technological system enhancements made in our operational areas, increases in health benefits and company-wide insurance premiums and for distribution shipping costs incurred for product delivery to our stores. GS&A expenses for the three-month period ended October 31, 2003 decreased as a percentage of total revenues to 24.2% from 25.3%. For the nine-month period ended October 31, 2003 GS&A expenses decreased as a percentage of total revenues to 24.2% from 24.9%.

Other Income and Expense

Other income, net, for the three and nine-month periods ended October 31, 2003, increased $356,000 and $378,000 from the comparable prior year periods, primarily due to the interest income earned on higher investment balances generated from the proceeds from our public stock offering and improved operating results.

Liquidity and Capital Resources

We met our short-term liquidity needs and our capital requirements in the nine-month period ended October 31, 2003 with cash generated from the proceeds of our public stock offering, by operations, and existing cash balances.

Net cash used for operating activities totaled $46.6 million for the first nine months of fiscal 2003, an increase of $21.9 million from the same period of fiscal 2002. The increase in net cash used for operating activities is primarily due to an increase in our payments to vendors for merchandise inventories.

Net cash used in investing activities totaled $28.0 million in the first nine months of fiscal 2003 compared to $17.3 million in the same period of fiscal 2002. Cash was used primarily in capital expenditures for new stores, tooling costs for proprietary products and technological upgrades to our operational infrastructure. During the first nine months of fiscal 2003, we opened 15 new stores and closed three stores at their lease maturity. In addition, we invested $4.0 million in short-term investments subsequent to our public offering to achieve higher investment returns.

Net cash provided by financing activities totaled $40.8 million during the nine months ended October 31, 2003, which was the result of $38.5 million in net proceeds from the public offering of our common stock, $2.8 million in proceeds from the issuance of common stock in connection with our stock option plan, offset partially by $0.4 million in financing fees.

On October 31, 2003, we terminated our old secured credit facility and entered into a new revolving secured credit facility with Wells Fargo Bank, National Association. The new credit facility has a maturity date of October 31, 2006, and will allow us borrowings and letters of credit up to a maximum of $50 million at all times during the year, with a "borrowing base" determined by inventory levels and specified accounts receivable. The new credit facility is secured by our inventory, accounts receivable, accounts and specified other assets. Borrowings under the new credit facility bear interest at either the adjusted LIBOR rate plus 1.50% or at Wells Fargo's prime rate less 0.25%. The new credit facility contains financial covenants that only apply during an event of default or when the borrowing base falls below a specified level. These financial covenants require us to maintain a minimum EBITDA (as defined) of $35 million and to maintain capital expenditures below a specified level based on our projections. The new credit facility contains limitations on incurring additional indebtedness, making additional investments and permitting a change of control. There was no activity under this agreement on October 31, 2003, other than the issuance on the closing date of a $9.8 million backstop letter of credit to cover letter of credit commitments outstanding under our old secured credit facility.

During the nine-month period ended October 31, 2003, we opened 15 new stores and closed three stores at lease maturity. For the remainder of fiscal 2003, we are on plan to achieve our goal of a 15%-20% growth in the number of new stores opened and to remodel three stores at lease maturity. Total capital expenditures are estimated to be approximately $28 to $30 million for fiscal 2003.

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

We believe we will be able to fund our cash needs for the remainder of fiscal 2003 and fiscal 2004 through existing cash balances, revolving credit facility and cash generated from operations.

Seasonality

Our business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the Holiday shopping season. In the past years, a substantial portion of our total revenues and all or most of our net earnings occur in the fourth quarter ending January 31. We, as is typical in the retail industry, generally experience lower revenues and operating results during the first three fiscal quarters and typically have incurred and may continue to incur losses in these quarters. The results of operations for these interim periods are not necessarily indicative of the results for the full fiscal year.

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

         During fiscal 2002 and first nine months of fiscal 2003, the sales of our air purification line of products constituted a substantial portion of our total revenues. Although not as substantial, the sales from our home and portable stereo system and massage product lines constituted a significant portion of our total revenues. We believe that sales from these product lines will continue to constitute a substantial portion of our sales for the foreseeable future, although we cannot assure you that sales of these product lines will continue to increase or will continue at this level. If sales of these products or any one of these products decrease, our stock price could be adversely affected.

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

         Our comparable store sales have fluctuated significantly in the past and we believe that such fluctuations may continue. Our historic comparable net store sales changes from the prior fiscal year were as follows:


             Fiscal year                          Percentage increase (decrease)
             -----------                          ------------------------------
                2000                                                       29.0
                2001                                                      (16.0)
                2002                                                       13.6
      2003 (First nine months)                                             14.3

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

         Our revenues depend in part on our ability to effectively market and advertise our products through The Sharper Image catalog and direct marketing operations. Increases in advertising, paper or postage costs may limit our ability to advertise without reducing our profitability. If we decrease our advertising efforts due to increased advertising costs, restrictions placed by regulatory agencies or for any other reason, our future operating results may be materially adversely affected. We are also utilizing and constantly testing other advertising media, such as television infomercials, radio and single product mailings. Our advertising expenditures increased by approximately $13.8 million or 25.3% in fiscal 2001 from the prior fiscal year, $28.9 million, or 42.2%, in fiscal 2002 from the prior fiscal year and $14.3 million or 23.4% for the nine-month period ended October 31, 2003 from the comparable prior year period. While we believe that increased expenditures on these and other media have resulted in increased revenues during fiscal 2002, we cannot assure you that increased advertising will result in increased revenues in the future. If our advertising is ineffective and our increased advertising expenditures do not result in increased sales volumes, our sales and profits will be adversely affected. We expect to continue to spend on advertising and marketing at increased levels in the future, but may not continue to produce a sufficient level of sales to cover such expenditures, which would reduce our profitability.

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

         We conduct the majority of our distribution operations and all of our catalog and Internet order processing fulfillment functions from our owned facility in Little Rock, Arkansas and leased facilities in Little Rock, Arkansas, Ontario, California, and Richmond, Virginia. We also use contract fulfillment and warehouse facilities for additional seasonal requirements. Any disruption in the operations at any distribution center, particularly during the holiday shopping season, could result in late delivery of products and make it difficult to meet customer demand for our products.

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

         As of December 11, 2003, Richard Thalheimer beneficially owned approximately 22% of our common stock. As a result, Mr. Thalheimer will continue to exert substantial influence over the election of directors and over our corporate actions.

Our common stock price is volatile.

         Our common stock is quoted on the NASDAQ National Market, which has experienced and is likely to experience in the future significant price and volume fluctuations, which could reduce the market price of our common stock without regard to our operating performance. From February 1, 2003 to October 31, 2003, the price per share of our common stock has ranged from a high of $30.74 to a low of $14.51. We believe that among other factors, any of the following factors could cause the price of our common stock to fluctuate substantially:

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

The interest payable on the Company's credit facility is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on existing variable debt rose 0.4% (10% from the bank's reference rate) during the period ending October 31, 2003, the Company's results from operations and cash flows would not have been materially affected. In addition, the Company has fixed and variable income investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio.

The Company enters into a significant amount of purchase obligations outside of the U.S. that are settled in U.S. dollars, and therefore, has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that foreign currency exchange risk is immaterial.


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

                                     PART II

                                OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

(a)      Exhibits

10.1 Loan and Security Agreement dated October 31, 2003 between the Company and Wells Fargo Retail Finance, LLC.

31.1 Certification Pursuant to Section 302 of The Sarbanes Oxley Act of 2002, Chief Executive Officer.

31.2 Certification Pursuant to Section 302 of The Sarbanes Oxley Act of 2002, Chief Financial Officer.

32.1 Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, Chief Executive Officer.

32.2 Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, Chief Financial Officer.


(b) Reports on Form 8-K

         We did not file any report on Form 8-K during the three months ended October 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                SHARPER IMAGE CORPORATION



Date:    December 15, 2003                      by: /s/ Tracy Y. Wan
                                                   -----------------
                                                         Tracy Y. Wan
                                                         President
                                                         Chief Operating Officer



                                                by: /s/ Jeffrey P. Forgan
                                                   ----------------------
                                                        Jeffrey P. Forgan
                                                        Executive Vice President
                                                        Chief Financial Officer