Form 10-K
period 2004-01-31
SHARPER IMAGE CORP
filed 2004-04-15
CIK 811696

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended January 31, 2004

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_


Indicate by check mark whether registrant is an accelerated filer (as defined in
Rule 12b-2 of the Act). Yes _X_                        No ___

The aggregate market value of the voting common stock held by non-affiliates of the Registrant based on the reported last sale price for the common stock on the Nasdaq National Market on July 31, 2003, was $353,076,885.

         There were 15,519,236 shares of Common Stock, par value $.01, outstanding on April 12, 2004.

                       Documents incorporated by reference
Portions of Registrant's Proxy Statement for the Annual Meeting of Stockholders presently scheduled to be held June 7, 2004 are incorporated by reference into
Part III of this report.

                                     PART I

         This Annual Report on Form 10-K and the documents incorporated herein by reference of Sharper Image Corporation (referred to as the "Company," "The Sharper Image," "it," "we," "our," "ours," and "us") contain forward-looking statements within the meaning of federal securities laws that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by the Company's management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions, are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Factors Affecting Future Operating Results" on pages 13 through 22 as well as those noted in the documents incorporated herein by reference. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the statements set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

Item 1. Business

Overview

         The Sharper Image is a leading specialty retailer of innovative, high quality products that are useful and entertaining and are designed to make life easier and more enjoyable. We offer a unique assortment of products in the electronics, recreation and fitness, personal care, houseware, travel, toy, gifts and other categories. Our merchandising philosophy focuses principally on new and creative proprietary Sharper Image Design products and exclusive Sharper Image branded products and, to a lesser extent, on third party branded products. We design and develop our Sharper Image Design products, while Sharper Image branded products are generally designed by us with third parties.. We believe that our unique merchandising and creative marketing strategies have made The Sharper Image one of the most widely recognized retail brand names in the United States of America.

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

         Our merchandising strategy emphasizes products that are innovative and new-to-market. In recent years, we have focused significant resources on the development and marketing of our Sharper Image Design and Sharper Image branded products. Sharper Image Design and Sharper Image branded products typically generate higher gross margins than other products, minimize direct price comparisons and, we believe, strengthen The Sharper Image brand as well as broaden our customer reach. The percentage of our total revenues attributable to Sharper Image Design and Sharper Image branded products was approximately 73% in fiscal 2003 and 76% for fiscal 2002.

         Our store operations generated the highest proportion of our sales, representing 58.6% and 57.2% of total revenues for fiscal 2003 and 2002, respectively. As of January 31, 2004, we operated 149 The Sharper Image stores in 37 states and the District of Columbia. The Sharper Image stores present an interactive and entertaining selling environment that emphasizes the features and functionality of our innovative, fun and useful products and allows the customer to interact with and experience the product while shopping. Our average store sales per square foot are consistently above industry averages, and during fiscal 2003 and 2002, we generated average sales of $676 and $627, respectively, per square foot. For our stores opened for more than one year, our average sales per square foot was $710. During fiscal 2003, we opened 25 new stores and we closed three stores at lease maturity. We plan to increase our number of stores by 15%-20% during fiscal 2004.

         We also offer our products through direct marketing activities. The Sharper Image catalog, an award winning, full-color monthly catalog, uses dramatic visuals and creative product descriptions designed and produced by our in-house staff of writers and production artists. The Sharper Image catalog generally features between 200 and 250 products in each monthly catalog, increasing to over 350 products during the holiday shopping season, and also serves as a significant advertising vehicle for our stores and our Internet operations. During fiscal 2003 and 2002 we mailed approximately 86 million and 78 million The Sharper Image catalogs to over 18 million and 16 million individuals, respectively. We also conduct a television advertising program through infomercials on a select few of our most popular products. For fiscal 2003, 19.9% of our total revenues were generated by our catalog and direct marketing operations, including revenue generated directly from catalogs, print advertising, single product mailers and television infomercials, compared to 23.0% in fiscal 2002.

         The Sharper Image products are also marketed through our Internet operations, primarily through our own Web site which we have operated at sharperimage.com since 1995. The Sharper Image was an early entrant into Internet retailing, and has participated in online shopping since 1994. Our
Internet operations generated 14.7% and 13.5% of total revenues in fiscal 2003 and 2002, respectively. In addition to our Web site, we offer our products through Internet marketing agreements with Google, eBay, MSN Shopping, Amazon, Linkshare, Yahoo! Shopping, Catalog City, and AOL. We believe that our Sharper Image Design and Sharper Image branded products are particularly well positioned to be marketed and sold over the Internet and that our Internet operations have enabled us to expand and diversify our existing customer base. We plan to continue to allocate resources to our Internet operations by establishing additional strategic relationships with other Internet retail partners and continuing to enhance the technical capabilities and presentation of products on our Web site. We also operate an auction site where consumers can bid to win products at less than retail prices. This provides us with the opportunity to broaden our customer base and manage our closeout, repackaged and reconditioned inventory. We currently also offer international Web sites where Internet shoppers are able to get local delivery of Sharper Image Design and Sharper Image branded products, which in some cases have been specifically adapted for use throughout Europe.

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

         During fiscal 2003 and 2002, we continued the expansion of our in-house Sharper Image Design product development function. The percentage of total revenues attributable to Sharper Image Design and

Sharper Image branded products was approximately 73% of total revenues in fiscal 2003, compared with approximately 76% in fiscal 2002. The popularity of third party branded products such as digital cameras and massage chairs during fiscal 2003 contributed to the lower percentage of sales coming from Sharper Image Design and Sharper Image branded products. Our goal is to increase the percentage of total revenues attributable to Sharper Image Design and Sharper Image branded products, although we cannot assure you that this will happen. Sharper Image Design and Sharper Image branded products generally carry higher margins than third party branded products and we plan to continue to devote resources to our Sharper Image Design product development efforts and our Sharper Image brand merchandising philosophy.

         Our business is highly seasonal, with sales peaks in the end-of-year holiday shopping season as well as for Mother's Day, Father's Day and graduation gift-giving. See "Business--Seasonality."

         In addition to our primary business, we leverage our name and reputation through our Corporate Incentives and Rewards program and wholesale sales of Sharper Image brand products, which include Sharper Image Design and Sharper Image branded products. We also have wholesale marketing arrangements with established retail chains, such as Linen `n Things, Bed, Bath and Beyond, Circuit City, May Department Stores and Federated Department Stores.

The Sharper Image stores

         Our store operations generate the highest proportion of our sales, representing 58.6% of total revenues for fiscal 2003 and 57.2% in fiscal 2002. The Sharper Image stores present an interactive and entertaining selling environment that emphasizes the features and functionality of our products and allows the customer to experience the product while shopping. We have three store formats: The Sharper Image stores, The Sharper Image Design stores and outlet stores.

         Each store is generally staffed with approximately 8 to 12 associates, including a manager, an assistant manager, a senior sales associate, sales associates and other support staff. A number of our high volume stores are staffed with 15 to 20 associates. Our store managers have an average tenure of over five years. Our store personnel are compensated primarily through commissions. In order to maintain a high customer service level, our sales associates undergo considerable training on our many new and often technically oriented products. The Sharper Image stores are designed by our visual design and creative staff at our headquarters in San Francisco, California to standardize, where possible, layout so as to simplify their operations.

         The stores are operated according to standardized procedures to maintain high level of customer service, merchandise display and pricing, product demonstration, inventory maintenance, personnel training, administration and security. The original The Sharper Image stores typically have 2,200 to 3,000 square feet of selling space and approximately 1,300 to 2,200 square feet of storage and administrative space. The typical cost of leasehold improvements, before landlord contributions, but including fixtures, equipment and pre-opening expenses, averages $400,000 to $550,000 per store. Initial inventory for a new The Sharper Image store has generally cost approximately $200,000. Outlet stores are approximately half the cost of the original The Sharper Image stores. We also operate a second retail format of The Sharper Image Design stores, which are approximately half the size of the original stores. The Sharper Image Design stores typically consist of between 1,200 to 2,000 square feet of selling space and feature higher margin Sharper Image Design and private label products, in addition to other top selling merchandise. As of January 31, 2004, we had 136 The Sharper Image stores, nine The Sharper Image Design stores and four outlet locations for a total of 149 stores.

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

The Sharper Image catalog and direct marketing

         The Sharper Image catalog is a full-color catalog that is mailed to an average of five to six million individuals each month, with an increase to six to eight million individuals during the Father's Day and graduation months and an increase to nine to 13 million individuals during the holiday season. The Sharper Image direct marketing operations, including revenues generated directly from catalogs, single product mailers, print ads and television infomercials, generated 19.9% of our total revenues in fiscal 2003 and 23.0% in fiscal 2002. Our catalog has been recognized for creative excellence by leading catalog industry trade groups. The catalog is currently the primary advertising vehicle for our retail stores and our Internet business. During fiscal 2003 and 2002, we mailed approximately 85 million and 78 million The Sharper Image catalogs to over 18 million and 16 million households, respectively. Circulation and number of pages of The Sharper Image catalog is under continual review to balance the costs of mailing the catalogs with the revenues generated. The mailings increase significantly for the peak seasons of Mother's Day, Father's Day, graduation gift-giving and the holiday shopping season to reflect the seasonal nature of the business. In fiscal 2003 and 2002, we increased our focus on the use of television infomercials and single product mailers highlighting select products.

         The Sharper Image catalog design uses dramatic visuals and problem-solving and benefit-oriented product descriptions. The catalog design features the most important products prominently. The number of items featured each month ranges between 200 and 250 products during the first three quarters of the year, increasing to more than 350 products during the holiday shopping season in the fourth quarter. The Sharper Image catalog is designed and produced by our in-house staff of writers and production artists. This enables us to maintain quality control and shorten the lead-time needed to produce the catalog. The monthly production and distribution schedule permits frequent changes in the product selection. During fiscal 2003, The Sharper Image catalog contained between 52 and 96 pages for non-peak months and between 52 and 128 pages for the peak seasons of Father's Day and the holiday shopping season.

         We have developed a proprietary customer database of more than 17 million names, which we use regularly. We collect customer names through our catalog and Internet order processing, as well as electronic point-of-sale registers in our retail stores. The names and associated sales information are merged daily into our customer master file. This daily merge process provides a constant source of current information to help assess the effectiveness of the catalog as a form of retail advertising, identify new customers that can be added to our in-house mailing list without using customer lists obtained from other catalogers, and identify our top purchasers. To further enhance the effectiveness of our catalog mailings to individuals in the customer database, our in-house staff utilizes our statistical evaluation and selection techniques to determine which customer segments are likely to contribute the greatest revenue per mailing. We have established a data bank of top purchasers who receive preferred services, including invitations for special sales events and enhanced customer service. During fiscal 2003 and 2002, we expanded our television infomercial presence by highlighting several popular Sharper Image Design and private label products on cable and national broadcast stations. We believe that this type of direct marketing will broaden the existing customer base and will also increase customer traffic and sales in retail store locations.

Internet operations

         The Sharper Image was an early entrant into Internet retailing. We have participated in online shopping since 1994, and have maintained our own Web site at sharperimage.com since 1995. Revenues from our Internet operations including auction sales increased to $95.1 million in fiscal 2003 from $69.2 million in fiscal 2002. During fiscal 2003, revenues from our Internet operations including auction sales increased 37.4%, transactions increased 34.4% and average revenue per transaction increased 1.9%. Our Internet operations benefit from our brand name, customer base, The Sharper Image catalogs and unique product offerings, as well as our multimedia approach to advertising. We believe that The Sharper Image catalog in particular is a significant factor in generating Internet sales. In addition, we are able to leverage our catalog operational infrastructure for fulfillment and customer service experience, providing us with a significant advantage over Internet retailers who have not developed such capabilities. Shoppers on the Web site have the convenience of exchanging or returning products purchased through the Internet at our store locations. We send out periodic email campaigns to our list of Internet shoppers. These emails include sneak previews of newly released products and special offers that are intended to drive sales in all selling channels.

         Our goal is to make sharperimage.com a Web site that provides our Internet customers with an interactive experience similar to The Sharper Image stores. We continue to update our Web site by incorporating advanced technologies to improve our product presentations and make our site increasingly customer friendly, while retaining our entertainment quality. Our Web site, www.sharperimage.com, incorporates much of the look and feel of the new store design. It includes features such as dynamic browsing, inventory status, order tracking, Flash technology, gift guides by category and product, and catalog quick order. We continually evaluate, test and enhance the Web site and during fiscal 2003 we added an online gift registry and upgraded our customer service area. We have also enhanced our backend systems by updating our servers and programs to ensure the speed and efficiency of the Web site.

         In fiscal 2003 and 2002, the editors and readers of Internet Retailer Magazine honored sharperimage.com as one of the industry's 50 best Web sites.

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

         We are pursuing additional steps to achieve continued growth of our Internet operations. These steps include technological improvements, dramatic visual presentations, development of international Web sites in Europe and establishment of strategic Internet marketing arrangements. We have established relationships with Google, eBay, MSN Shopping, Linkshare, Amazon, Yahoo! Shopping, Catalog City, and AOL.

Other operations

         In addition to our store, catalog and Internet operations, we also have a business-to-business operation, which includes wholesaling, our Sharper Image Corporate Incentives and Rewards program and licensing. We also derive revenues from our customer list rental program.

         Our business development department is the primary group responsible for wholesale marketing to other retailers, including fine department and specialty stores in the United States, as well as retailers in other countries. We have wholesale marketing arrangements with established retail chains such as Linen `n Things, Bed, Bath and Beyond, Circuit City, May Department Stores and Federated Department Stores. This group's sales increased by 54% and were $27.0 million in fiscal 2003, as compared to $17.5 million in fiscal 2002.

         Under the Sharper Image Corporate Incentives and Rewards program, we sell product, rewards cards, incentive and merchandise certificates to major corporations and not-for-profit entities, who in turn distribute them under their programs to increase their sales, or to motivate and reward their high achiever employees and best customers. The Sharper Image stores, catalog and Internet Web site are the primary means of offering, delivering and redeeming the incentives and gifts. We record revenues and expenses for our Sharper Image Rewards program through our stores, catalog and direct marketing and Internet operations.

         We continue to pursue opportunities in foreign countries, primarily through wholesale and Internet channels as well as through limited licensing arrangements. For fiscal 2003 and 2002, international sales accounted for less than 1% of total revenues.

Merchandising, sourcing and development

     Merchandising

         Our merchandise mix emphasizes innovative products that are new-to-market, unique Sharper Image Design and Sharper Image branded products which are generally available exclusively through The Sharper Image, or branded products not available in broad distribution. We choose each product separately because our sales are driven by individual products, and our marketing efforts focus on each item's unique attributes, features and benefits. This approach distinguishes us from other retailers who are oriented more to category or product classification. We adjust our merchandise mix to reflect market trends and customer buying habits. New products are selected or developed and brought into our merchandise mix based on criteria such as anticipated popularity, gross margin, uniqueness, value, competitive alternatives, exclusivity, quality and vendor performance. As a result of such shifting emphasis among individual items and depending on the customers' demand and the level of marketing and advertising programs, the mix of sales by category changes from time to time and the sales volume of individual or related products can be significant to any particular reporting period's total sales. The effect of changes from year to year in the mix of sales by category can be to increase or decrease the merchandise gross margin rates since margins vary according to category of merchandise.

         Our current merchandise strategy is to offer an assortment of products with emphasis on Sharper Image Design and Sharper Image branded products. We intend to continue to focus on offering products in the $20 to $500 price range to appeal to a wide customer base. We also intend to continue to increase our Sharper Image Design and Sharper Image branded product offerings.

         Sharper Image Design products are produced for us on a contract basis, substantially all by manufacturers in Asia, primarily China. We provide all product specifications to the contract manufacturers. Development lead-time is generally in the range of 12 to 18 months, although certain product introductions may require a shorter or longer lead-time.

         We generate information frequently on merchandise orders and inventory, which is reviewed by our buyers, our senior merchandising staff and top management. We average new offerings of approximately 50 to 100 products during the peak selling seasons. We carefully consider which products will not be offered in future months based upon numerous factors, including revenues generated, gross margins, the cost of catalog and store space devoted to each product, product availability and quality.

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

         We  purchase   merchandise   from   numerous   foreign   and   domestic
manufacturers and importers. We had a single supplier that provided approximately 21% of our net merchandise purchases in fiscal 2003. In fiscal 2003 and 2002, substantially all of the products offered by us were manufactured in Asia, primarily China.

     Product development

         Our Sharper Image Design group has over ten years of experience in designing and developing new products, as well as finding new product ideas from outside sources. The product development group meets regularly with the merchandising and sales staff to review new Sharper Image Design product opportunities, product quality and customer feedback. From these creative sessions, product ideas are put into design, development and production. Successful product introductions during the past three years include: Car Console Cooler; Feel Good Fan; Turbo Groomer 5.0; Automatic Eyeglass Cleaner; CD Shower Companion; Ultrasonic Jewelry Cleaner; Personal Entertainment Center; Big Screen Travel Clock; CD Soother Alarm Clock with 20 Soother Sounds; DVD Power Tower; Electric X7 Scooter; Hot and Cold Mini Fridge; Ionic Breeze GP Silent Air Purifier with Germicidal Protection; Ionic Breeze Personal Air Purifier; Ionic Breeze Quadra Silent Air Purifier; Ionic Conditioning Quiet Hair Dryer; "Now You Can Find It" Wireless Electronic Locator; Personal Cooling System; Shower Companion Plus; Sound Soother 20; and the Talking Travel Companion.

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

Customer service

         We are committed to providing our customers with courteous, knowledgeable and prompt service. Our customer service and catalog sales groups at the corporate headquarters, in Little Rock, Arkansas and in Ontario, California provide personal attention to customers who call toll free or send emails to request a catalog subscription, place an order or inquire about a product. Our customer service group is also responsible for resolving customer problems promptly and to the customer's complete satisfaction. We also contract with third party call centers for additional sales and customer service representative coverage. These third party call centers are subject to the same high-level expectations of customer service as our internal staff.

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

Order fulfillment and distribution

         We own a fulfillment and distribution facility in Little Rock, Arkansas of approximately 110,000 square feet. During fiscal 2003, we entered into a lease for a distribution center in Richmond, Virginia, and re-located our distribution center in Ontario, California to a larger space. We currently have leased facilities in Little Rock, Arkansas, Ontario, California and Richmond, Virginia, totaling approximately 350,000 square feet for mail order and store fulfillment needs, returns processing and storage. Our merchandise generally is delivered to the catalog and Internet customers and to The Sharper Image stores directly from our distribution facilities. Some products are shipped directly from the vendor to the customer or to the stores. The shipment of products directly from vendors to the stores and customers reduces the level of inventory required to be carried at the distribution center, freight costs and the lead-time required to receive the products. Each catalog order is received via remote terminal at the distribution facility after the order has been approved for shipment. Our goal is to ship the majority of catalog and Internet orders within 24 - 48 hours after the order is received. We believe that the additional distribution center and added capacity will allow us to reach our goal. Store customers generally take their purchases with them.

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

         We have developed a proprietary ARS to improve sales with minimal inventory investment. The ARS generates information on merchandise inventory and sales by each store location, which management reviews daily. Sales information by product and location is systematically compared daily to each product's "model stock" to determine store shipment quantities and frequency. The ARS computes any adjustments to the model stock level based on factors such as sales history by location in relation to our total sales of each product. Under this system, the model stock is continually revised based on this analysis. Recommended adjustments to model stock levels and recommended shipment amounts are reviewed daily by a group of our store distributors and merchandising managers who are responsible for allocating inventory to stores.

Advertising

         While the catalog remained our primary advertising vehicle during fiscal 2003 and 2002, we also broadened our customer base through increased multimedia advertising, including television infomercials, single product mailers, newspapers, magazines, radio, email marketing programs, Internet advertising and marketing programs, and business-to-business trade publications. We increased our spending on television media infomercials, which highlighted selected Sharper Image Design and Sharper Image branded products. We believe we will be able to achieve our goal of near break-even results on this type of advertising due to the broad appeal of the products in conjunction with the higher gross margin that Sharper Image Design and private label products generally carry, although there is no assurance that this goal will be met.

         These increased advertising initiatives were utilized to realize our goal of acquiring new customers, which we believe will produce additional sales in the stores, catalog and Internet channels, and business-to-business sales in the current and future periods. We continually re-evaluate our advertising strategies to improve the effectiveness of our advertising programs.

Information technology

         We maintain an integrated management information system for merchandising, point-of sale, order fulfillment, distribution and financial reporting. We believe our system increases productivity by providing extensive merchandise information and inventory control. We continually evaluate and enhance our computer systems and information technology in connection with providing additional and improved management and financial information. We have backup systems for our mainframe and servers located at our distribution center in Little Rock, Arkansas.

         Our Web site, www.sharperimage.com, incorporates much of the look and feel of the new store design. It includes features such as dynamic browsing, inventory status, order tracking, Flash technology, gift guides by category and product, and catalog quick order. We continually evaluate, test and enhance the Web site and during fiscal 2003 we added an online gift registry and upgraded our customer service area. We have also enhanced our backend systems by updating our servers and programs to ensure the speed and efficiency of the Web site.

Competition

         We operate in a highly competitive environment. We compete principally with a diverse mix of department stores, sporting goods stores, discount stores, specialty retailers and other catalog and Internet retailers that offer products similar to or the same as some of those we offer. Many of our competitors are larger companies with greater financial resources, a wider selection of merchandise and greater inventory availability. Larger retailers, such as department stores, offer a wider range of products and offer the convenience of one-stop shopping. Specialty retailers, such as electronic stores, may offer only a certain category of products but often offer a wider range of selection within a particular category of product. Discount stores may offer analogous products at lower price points.

         Since we offer a more limited range of products compared to our competitors, our ability to anticipate the preferences of our customers and effectively market and distinguish The Sharper Image brand is critical. Although we attempt to market products not generally available elsewhere and have emphasized exclusive products in our merchandising strategy, some of our products or similar products can also be found in other retail stores or through other catalogs or through the Internet. We offer competitive pricing where other retailers market certain products similar to our products at lower prices. In addition, a number of other companies have attempted to imitate the presentation and method of operation of our catalog and stores and our Sharper Image Design products. Our ability to distinguish our products from similar products offered by our competitors is particularly important in order to maintain pricing and because of the ease with which customers can comparison shop on-line. A significant portion of our sales and net income are generated by our air purification line of products. We believe the success of this product line has and will continue to encourage other companies to imitate these products.

         We compete principally on the basis of product exclusivity, selection, brand recognition, quality and price of our products, merchandise presentation in the catalog, stores and on the Internet, our customer list and the quality of our customer service. We have committed additional resources to our internal product development group to create and produce Sharper Image Design products, and to our merchandising team to support a program to increase the Sharper Image brand products exclusively available from us. We believe that these Sharper Image Design and Sharper Image brand products provide a competitive advantage for us in our merchandising offering.

Intellectual Property

         We believe our registered service mark and trademark "The Sharper Image" and the brand name recognition that we have developed are of significant value. We actively protect our brand name and other intellectual property rights to ensure that the quality of our brand and the value of our proprietary rights are maintained. We seek patents to establish and protect our proprietary rights relating to the technologies and products we are currently developing, that we may develop, or that our competitors may develop. We have taken and will continue, in the future, to take all steps necessary to broaden and enhance our patent protection by obtaining both utility and design patent protection directed to our proprietary products. For instance, we currently own 46 U.S. utility patents and more than 90 U.S. design patents.

         We have at least six U.S. utility patents and several U.S. design patents that protect our air purification line of products. The earliest expiration date of any of these utility patents is 2018. In addition, we own license rights under a utility patent relating to our air purification line of products. This patent is due to expire in December 2005. We also have multiple foreign and domestic pending patent applications directed to our air purification line of products. Although we believe our existing patents, as well as our ongoing patent prosecution efforts, will continue to provide protection for our air purification products, upon the expiration of our licensed patent, this product line could face additional competition.

         We own or have rights to various copyrights, trademarks and trade names used in our business. These include The Sharper Image(R), Sharper Image Design(R), Sound Soother(R), Ionic Breeze(R), The Breeze(R), Quadra(R), and Ionic Hair Wand II(R), Personal Cooling System(TM), Quiet Power(TM) Motorized Tie Rack, Shower Companion(TM), and Turbo Groomer(TM).

Seasonality

         Our business is highly seasonal, with sales peaks in the end-of-year holiday shopping seasons as well as for Mother's Day, Father's Day and graduation gift-gift giving. A substantial portion of our total revenues, and all or most of our net earnings, occur in our fourth fiscal quarter ending January 31. We generally experience lower revenues during the other quarters and, as is typical in the retail industry, have incurred and may continue to incur losses in these quarters. In addition, similar to many retailers, we make merchandising and inventory decisions for the holiday season well in advance of the holiday selling season. Accordingly, unfavorable economic conditions or deviations from projected demand for products during the fourth quarter could have a material adverse effect on our financial position or results of operations for the entire fiscal year. The fourth quarter accounted for more than 40% of total revenues in both fiscal 2003 and 2002. In addition, the fourth quarter accounted for all of our net earnings in fiscal 2002 and substantially all of our net earnings in 2003.

Employees

         As of January 31, 2004, we employed approximately 2,400 associates, approximately 60% of whom were full time. We also hire a significant number of seasonal employees during our peak holiday selling season. We consider our associate relations to be good.

Available information

         Our Internet address is www.sharperimage.com. We make available on our Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Information on our Web site is not incorporated into this annual report.

Factors Affecting Future Operating Results

         The following factors, in addition to the other information contained in this report, should be considered carefully in evaluating us and our prospects. This report (including without limitation the following Factors Affecting Future Operating Results) contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) regarding us and our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development of new products, store expansions, possible changes in economic conditions and other statements regarding matters that are not historical are forward-looking statements.

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

         A significant portion of our sales during any given period of time may be generated by a particular product or line of products and if sales of those products or line of products decrease, our stock price may be adversely affected.

         During fiscal 2003 and 2002, the sales of our air purification line of products constituted a significant portion of our total revenues and net income. Although not as significant, the sales from our home and portable stereo system and massage product lines constituted a substantial portion of our total revenues and net income.

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

         We have invested significant resources in and are increasingly dependent on the success of the Sharper Image Design products that we design and develop. These products have typically generated higher gross margins than other products and our merchandising strategy emphasizes these products. Some of these products or a group of related products, which are affected by customers' demands and the level of our marketing and advertising efforts, can produce sales volumes that are significant to our total sales volume in a particular period. In order to be successful, we must continue to design and develop products that meet the demands of our customers, as well as create customer demand for these products. Our goal is to increase the percentage of total revenues attributable to Sharper Image Design and Sharper Image branded products, although we expect this percentage may decline from time to time, as it did from 2002 to 2003, and cannot assure you we will otherwise achieve our goal. If we are unable to successfully design and develop these products, our operating results may be adversely affected.

         We rely on foreign sources of production and our business would be adversely affected if our suppliers are not able to meet our demand and alternative sources are not available.

         We must ensure that the products we design and develop are manufactured cost-effectively. We rely solely on a select group of contract manufacturers, most of whom are located in Asia (primarily China), to produce these products in sufficient quantities to meet customer demand and to obtain and deliver these products to our customers in a timely manner. These arrangements are subject to the risks of relying on products manufactured outside the United States, including political unrest and trade restrictions, local business practice and political issues, including issues relating to compliance with domestic or international labor standards, currency fluctuations, work stoppages, economic uncertainties, including inflation and government regulations, availability of raw materials and other uncertainties. If we are unable to successfully obtain and timely deliver sufficient quantities of these products, our operating results may be adversely affected. There is increasing political pressure on China to permit the exchange rate of its currency, the Yuan, to float against the dollar. Although substantially all of our supply contracts in China are denominated in dollars, our suppliers could attempt to renegotiate these contracts if the Yuan/dollar exchange rate were to change.

         We had a single supplier for a number of our products, located in Asia that provided approximately 21% of the net merchandise purchases in fiscal 2003 and is expected to provide a comparable percentage in the future. If we were unable to obtain products from this supplier on a timely basis or on commercially reasonable terms, our operating results may be adversely affected.

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

         We believe our registered service mark and trademark "The Sharper Image" and the brand name recognition that we have developed are of significant value. We actively protect our brand name and other intellectual property rights to ensure that the quality of our brand and the value of our proprietary rights are maintained. We seek patents to establish and protect our proprietary rights relating to the technologies and products we are currently developing, that we may develop, or that our competitors may develop. We have taken and will continue, in the future, to take all steps necessary to broaden and enhance our patent protection by obtaining both utility and design patent protection directed to our proprietary products. For instance, we currently own 46 U.S. utility patents and more than 90 U.S. design patents.

         We have at least six U.S. utility patents and several U.S. design patents that protect our air purification line of products. The earliest expiration date of any of these utility patents is 2018. In addition, we own license rights under a utility patent relating to our air purification line of products. This patent is due to expire in December 2005. We also have multiple foreign and domestic pending patent applications directed to our air purification line of products. Although we believe our existing patents, as well as our ongoing patent prosecution efforts, will continue to provide protection for our air purification products, upon the expiration of our licensed patent, this product line could face additional competition.

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

         Our business is seasonal, reflecting the general pattern of peak sales and earnings for the retail industry during the holiday shopping season. Typically, a substantial portion of our total revenues and all or most of our net earnings occur during our fourth quarter ending on January 31. The fourth quarter accounted for more than 40% of total revenues in both fiscal 2003 and 2002. In addition, the fourth quarter accounted for all of our net earnings in fiscal 2002 and substantially all of our net earnings in fiscal 2003. In anticipation of increased sales activity during the fourth quarter, we incur significant additional expenses, including significantly higher inventory costs and the costs of hiring a substantial number of temporary employees to supplement our regular store staff. If for any reason our sales were to be substantially below those normally expected during the fourth quarter, our annual operating results would be adversely affected. Due to this seasonality, our operating results for any one period may not be indicative of our operating results for the full fiscal year.

         We generally experience lower revenues and net operating results during our first three quarters of the fiscal year and have historically experienced losses in these quarters. Our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including, among other things, the timing of new store openings, net sales contributed by new stores, increases or decreases in comparable store sales, changes in our merchandise mix and net catalog sales.

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

         Our comparable store sales have fluctuated significantly in the past and we believe that such fluctuations may continue. Our historic comparable net store sales changes from the prior fiscal year were as follows:

             Fiscal year               Percentage increase (decrease)
             -----------               ------------------------------

                1999                                12.3
                2000                                29.0
                2001                               (16.0)
                2002                                13.6
                2003                                15.3


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

         Our revenues depend in part on our ability to effectively market and advertise our products through The Sharper Image catalog and direct marketing operations. Increases in advertising, paper or postage costs may limit our ability to advertise without reducing our profitability. If we decrease our advertising efforts due to increased advertising costs, restrictions placed by regulatory agencies or for any other reason, our future operating results may be materially adversely affected. We are also utilizing and constantly testing other advertising media, such as television infomercials, radio and single product mailings. Our advertising expenditures increased by approximately $26.0 million or 26.7% in fiscal 2003 from the prior fiscal year. While we believe that increased expenditures on these and other media have resulted in increased revenues during fiscal 2003, we cannot assure you that this trend will continue in the future. If our advertising is ineffective and our increased advertising expenditures do not result in increased sales volumes, our sales and profits will be adversely affected. We depend on the continued availability of television infomercial time at reasonable prices. Although we do not currently expect any difficulties in obtaining television infomercial time generally, 2004 is a presidential election year and a substantial increase in political advertising may limit the availability, or increase the price, of infomercial time available to us. We expect to continue to spend on advertising and marketing at increased levels in the future, but may not continue to produce a sufficient level of sales to cover such expenditures, which would reduce our profitability.

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

         o        the availability and cost of store fixtures;

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

         We have distribution and fulfillment operations located in Little Rock, Arkansas, Ontario, California and Richmond, Virginia. Any disruption of the operations in these centers could hurt our ability to make timely delivery of our products.

         We conduct the majority of our distribution operations and all of our catalog and Internet order processing fulfillment functions from our owned facility in Little Rock, Arkansas, and leased facilities in Little Rock, Arkansas; Ontario, California and Richmond, Virginia. During fiscal 2003, we entered into a lease for a distribution center in Richmond, Virginia, which we are planning to have fully operational during fiscal 2004. We also use contract fulfillment and warehouse facilities for additional seasonal requirements. Any disruption in the operations at any distribution center, particularly during the holiday shopping season, could result in late delivery of products and make it difficult to meet customer demand for our products.

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

         A single shareholder exerts considerable influence over our business affairs and may make business decisions which may not be in your best interest.

         As of January 31, 2004, Richard Thalheimer, our Founder, Chairman and Chief Executive Officer, beneficially owned approximately 21% of our common stock. As a result, Mr. Thalheimer will continue to exert substantial influence over the election of directors and over our corporate actions.

         Our common stock price is volatile.

         Our common stock is quoted on the Nasdaq National Market, which has experienced and is likely to experience in the future significant price and volume fluctuations, which could reduce the market price of our common stock without regard to our operating performance. From February 1, 2003 to January 31, 2004, the price per share of our common stock has ranged from a high of $
36.16 to a low of $14.51. We believe that among other factors, any of the following factors could cause the price of our common stock to fluctuate substantially:

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

         As of January 31, 2004 the Company operated 149 The Sharper Image stores under leases covering a total of approximately 595,135 square feet.

         The Company owns and operates a 110,000 square foot distribution facility located in Little Rock, Arkansas. Distribution and warehouse functions are conducted through this facility, a 137,000 square foot leased facility in Ontario, California, a 104,000 square foot leased facility in Little Rock, Arkansas, and a 113,000 square foot leased facility in Richmond, Virginia and other seasonally occupied space rented by the Company in close proximity thereto.

Item 3.  Legal Proceedings

         We aggressively pursue claims against companies with products that infringe our intellectual property.

         In addition, from time-to-time, we are involved in various disputes and legal proceedings that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, product liability and employee relations matters. We do not believe that the resolution of these matters will have a material adverse effect on our financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

          None.

Item 4A.  Executive Officers of the Registrant

          Set forth below is a list of the executive officers of the Company, together with brief biographical descriptions.

Name                                Position                               Age
----                                --------                               ---
Richard Thalheimer          Founder, Chief Executive Officer                56
                            and Chairman of the Board

Tracy Wan                   President and Chief Operating Officer           44

Jeffrey Forgan              Executive Vice President, Chief                 46
                            Financial Officer and Corporate Secretary

Anthony Farrell             Senior Vice President, Creative Services        54

Craig Trabeaux              Senior Vice President, Retail Operations        47

         Richard Thalheimer is our founder and has served as our Chief Executive Officer and a Director since 1978 and as Chairman of the Board of Directors since 1985. Mr. Thalheimer also served as our President from 1977 through July 1993.

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

         Craig Trabeaux has been our Senior Vice President, Retail Operations since September 2000. Mr. Trabeaux served as Vice President, Stores from September 1999 through September 2000; as Regional Manager from February 1998 through September 1999; as Senior District Manager from October 1995 through January 1998; as District Manager from February 1989 through September 1995; and as Store Manager July 1987 through January 1989.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The common stock of Sharper Image Corporation is traded in the NASDAQ National Market under the symbol SHRP. The following table sets forth, for the period indicated, the range of high and low last sale prices reported for our common stock.

                         Fiscal Year 2003                  Fiscal Year 2002
                       High             Low           High                Low

First Quarter         $21.10          $14.51         $22.68              $10.70

Second Quarter         30.74           19.50          22.85               14.26

Third Quarter          29.09           23.15          22.09               13.90

Fourth Quarter         36.16           27.78          24.95               14.46


         We have not paid cash dividends to holders of its common stock and do not intend to pay cash dividends for the foreseeable future.

         As of April 12, 2004, there were 368 holders of record and the closing price of our common stock was $33.02 per share as reported by the NASDAQ Stock Market

Item 6.  Selected Financial Data


                                                                 Fiscal Year Ended January 31,
Dollars are in thousands                 --------------------------------------------------------------------------------------
except for earnings                           2004             2003               2002              2001               2000
per share and statistics                  (Fiscal 2003)     (Fiscal 2002)     (Fiscal 2001)      (Fiscal 2000)     (Fiscal 1999)
                                          ------------      ------------      ------------       ------------      ------------
Operating Results
Revenue                                   $    647,511      $    513,769      $    389,105       $    414,550      $    300,432
Earnings before income taxes                    42,803            26,956             1,878             28,739            15,541
Net earnings                              $     25,254      $     15,907      $      1,127       $     16,978      $      9,325
Earnings per common equivalent share--
  Basic                                   $       1.75(1)(2)$       1.29(2)   $       0.09(2)    $       1.41(2)   $       0.89(2)
  Diluted                                 $       1.65(1)(2)$       1.21(2)   $       0.09(2)    $       1.34(2)   $       0.85(2)

Balance Sheet Data
Working capital                           $    131,334      $     70,223      $     53,128       $     58,978      $     54,644
Total assets                                   309,555           214,427           162,522            179,323           142,119
Long-term notes payable                           --                --               2,033              2,206             2,366
Stockholders' equity                      $    189,926      $    117,384      $     94,103       $     93,091      $     77,123
Current ratio                                     2.27              1.80              1.88               1.74              1.93

Statistics
Number of stores at year end                       149               127               109                 97                89
Comparable store sales                            15.3%             13.6%            (16.0%)             29.0%             12.3%
increase (decrease)
Annualized net sales per                           676               627               578                763               546
square foot
Number of catalogs mailed(3)                85,247,000        77,772,000        70,135,000         62,252,000        47,581,000
Average revenue per
transaction
  Stores                                  $        142      $        128      $        118       $        117      $        106
  Catalog                                 $        198      $        199      $        174       $        164      $        145
  Internet(4)                             $        148      $        145      $        127       $        108      $         97
Return on average                                 16.4%             15.0%              1.2%              19.9%             16.4%
stockholders' equity
  Book value per share                    $      13.15      $       9.52      $       7.90       $       7.73      $       7.33
Weighted average number of
shares outstanding
  Basic                                     14,446,128        12,327,157        11,904,562         12,036,569        10,516,358
  Diluted                                   15,333,235        13,182,050        12,302,852         12,659,265        11,021,520

(1) The earnings per common equivalent share reflect the effect of the additional 2.1 million shares issued from the May 2003 stock offering.

(2) The earnings per common equivalent share reflect the additional 3.0 million shares issued from the July 1999 secondary offering.

(3) Based upon Sharper Image catalog - excludes other specialty and test mailing catalogs.

(4) Includes results from auction site opened in the quarter ended April 30, 1999.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Overview

The Sharper Image is a multi-channel specialty retailer of innovative, high quality products that are useful and entertaining and are designed to make life easier and more enjoyable. Our unique assortment of products offers design, creativity and technological innovation, in addition to fun and entertainment. We market and sell our merchandise primarily through three integrated sales channels: The Sharper Image stores, The Sharper Image catalog, which includes revenue from all direct marketing activities and television infomercials, and the Internet. We also market to other businesses through our corporate sales, where revenues are recorded in each of our three sales channels and wholesale operations.

Our total revenues increased 26.0% to $647.5 million in the year ended January 31, 2004 (fiscal 2003) from $513.8 million in the year ended January 31, 2003 (fiscal 2002). This increase was due primarily to the popularity of our Sharper Image Design and Sharper Image branded products, including our air purification line of products, the opening of 22 net new stores, a comparable store sales increase of 15.3%, and an increase in our multimedia advertising which we believe increased sales in all selling channels.

Our store operations generated the highest proportion of our sales, representing 58.6% and 57.2% of total revenues for fiscal 2003 and 2002, respectively. As of January 31, 2004, we operated 149 The Sharper Image stores in 37 states and the District of Columbia. As part of our growth strategy, we have opened 25, 20 and 14 The Sharper Image stores, and closed three, two and two stores at lease maturity, in fiscal 2003, 2002 and 2001, respectively. Our catalog and direct marketing operations, including revenue generated directly from catalogs, print advertising, single product mailers and television infomercials, generated 19.9% and 23.0% of our total revenues for fiscal 2003 and 2002, respectively. Our Internet operations generated 14.7% and 13.5% of total revenues in fiscal 2003 and 2002, respectively.

One of our goals is to increase the percentage of total revenues attributable to Sharper Image Design and Sharper Image branded products, which typically generate higher margins than our third party branded products. The percentage of our total revenues attributable to Sharper Image Design and Sharper Image branded products was approximately 73% in fiscal 2003 from approximately 76% in fiscal 2002. The popularity of third party branded products such as digital cameras and massage chairs during fiscal 2003 contributed to the lower percentage of sales coming from Sharper Image Design and Sharper Image branded products.

Our business is highly seasonal, with sales peaks in the end-of-year holiday shopping seaons as well as for Mother's Day, Father's Day and graduation gift-gift giving. A substantial portion of our total revenues, and all or most of our net earnings, occur in our fourth fiscal quarter ending January 31. We generally experience lower revenues during the other quarters and, as is typical in the retail industry, have incurred and may continue to incur losses in these quarters. In addition, similar to many retailers, we make merchandising and inventory decisions for the holiday season well in advance of the holiday selling season. Accordingly, unfavorable economic conditions or deviations from projected demand for products during the fourth quarter could have a material adverse effect on our financial position or results of operations for the entire fiscal year. The fourth quarter accounted for more than 40% of total revenues in both fiscal 2003 and 2002. In addition, the fourth quarter accounted for all of our net earnings in fiscal 2002 and substantially all of our net earnings in 2003.

Our financial statements for fiscal 2003 reflect certain reclassifications made to prior year financial statements in order to conform to the January 31, 2004 financial statements.

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. Estimates and assumptions include, but are not limited to, the carrying value of inventory, fixed asset lives, deferred cost recovery period, income taxes and contingencies and litigation. We base our estimates on analyses of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the following represents our more critical estimates and assumptions used in the preparation of our financial statements.

Revenue recognition. We recognize revenue at the point of sale at our retail stores and at the time of customer receipt for our catalog and direct marketing sales, including the Internet. We recognize revenue for sales to resellers of sales made on a wholesale basis when the products are shipped, which is the time title passes to the purchaser. We record estimated reductions to revenue for customer returns based on our historical return rates. Revenues are recorded net of sale discounts and other rebates and incentives offered to customers. Deferred revenue represents merchandise certificates, gift cards and rewards cards outstanding and unfilled cash orders at the end of the fiscal period. Delivery revenue is recognized at the time of customer receipt.

Merchandise inventories. We write down inventory for estimated obsolescence on unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory writedowns may be required.

Accounts receivable. Counterparties to our accounts receivable include credit card issuers, corporate marketing incentive customers, wholesale customers, installment plan customers for purchases of a limited number of products, merchandise vendors, and landlords from whom we expect to receive amounts due. We record an allowance for credit losses based on estimates of customers' ability to pay. If the financial condition of our customers were to deteriorate, additional allowances may be required.

Store closure reserves. We record reserves for closed stores based on future lease commitments, anticipated future subleases of properties and current risk-free interest rates. If interest rates or the real estate leasing markets change, additional reserves may be required.

Other accounting estimates inherent in the preparation of our financial statements include estimates associated with our evaluation of the recoverability of deferred tax assets as well as those used in the determination of liabilities related to litigation, product liability, and taxation. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions and product mix. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the estimates described above.

As discussed in the Notes to the Financial Statements, we are involved in litigation incidental to our business, the disposition of which is expected to have no material effect on our financial position or results of operations. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions related to these proceedings. We accrue our best estimates of the probable cost for the resolution of legal claims. Such estimates are developed in consultation with outside counsel handling these matters and are based upon a combination of litigation and settlement strategies. To the extent additional information arises or our strategies change, it is possible that our best estimates of our probable liability in these matters may change.

Results of Operations
Percentage of Total Revenues

                                                  Fiscal Year Ended January 31,
                                            2004                2003               2002
                                       (Fiscal 2003)       (Fiscal 2002)      (Fiscal 2001)
                                       -------------       --------------     -------------
Revenues:
Net store sales                               58.6%               57.2%             59.3%
Net catalog sales                             19.9                23.0              21.9
Net Internet sales                            14.7                13.5              12.7
Net wholesale sales                            4.2                 3.4               2.8
Delivery                                       2.6                 2.7               3.1
List rental and licensing                      0.0                 0.2               0.2
                                       ----------------------------------------------------
Total Revenues                               100.0               100.0             100.0

Costs and Expenses:
Cost of products                              42.8                42.9              46.9
Buying and occupancy                           9.0                 9.4              10.2
Advertising                                   19.0                19.0              17.6
General, selling and administrative           22.6                23.5              24.8
                                       ----------------------------------------------------

Operating income                               6.6                 5.2               0.5
Other income                                   0.0                 0.0               0.0
                                       ----------------------------------------------------
Earnings before income tax expense             6.6                 5.2               0.5
Income tax expense                             2.7                 2.1               0.2
                                       ----------------------------------------------------
Net Earnings                                   3.9%                3.1%              0.3%
                                       ====================================================

                                                    Fiscal Year Ended January 31,
                                   ----------------------------------------------------------------
                                         2004                  2003                   2002
                                     (Fiscal 2003)        (Fiscal 2002)          (Fiscal 2001)
                                   ------------------   -------------------   ---------------------
Revenues:
Dollars in thousands
Net store sales                         $379,349              $293,795              $230,799
Net catalog and direct marketing
sales                                    128,652               118,192                85,087
Net Internet sales                        95,086                69,208                49,349
Net wholesale sales                       26,997                17,507                10,893
                                   ----------------------------------------------------------------
Total net sales                          630,084               498,702               376,128
List rental and licensing                    377                   977                   985
Delivery                                  17,050                14,090                11,992
                                   ----------------------------------------------------------------
Total revenues                          $647,511              $513,769              $389,105
                                   ================================================================

Year ended January 31, 2004 (fiscal 2003), compared to year ended January 31, 2003 (fiscal 2002)

Revenues. Net sales for fiscal 2003 increased $131.4 million or 26.3%, from the prior fiscal year. Returns and allowances for fiscal 2003 were 10.7% of sales, as compared to 12.0% for fiscal 2002. The increase in net sales was attributable primarily to increases in net sales from stores of $85.6 million; from catalog and direct marketing of $10.5 million; from Internet operations of $25.9 million; and from wholesale of $9.5 million.

The increase in total revenue for fiscal 2003, as compared to fiscal 2002 was due primarily to the popularity of our Sharper Image Design and Sharper Image branded products, which continues to be a key factor in the increases in net sales in all selling channels. Sales of Sharper Image Design and Sharper Image branded products decreased to approximately 73% of total revenues in fiscal 2003 from approximately 76% for fiscal 2002. The popularity of third party branded products such as digital cameras and massage chairs during fiscal 2003 contributed to the lower percentage of sales coming from Sharper Image Design and Sharper Image branded products. We believe that the continued development and introduction of new and popular products is a key strategic objective and important to our future success. Contributing to the increase in net sales was a comparable store sales increase of 15.3% over fiscal 2002 and the opening of 22 net new stores during fiscal 2003. We also believe that the increased investment in our advertising initiatives in fiscal 2003 and 2002, which include the significant increase in television infomercial advertising and single product mailers, highlighting primarily selected Sharper Image Design and Sharper Image branded products and the 9.6% increase in catalogs circulated contributed to the higher revenues in all selling channels.

Net store sales for fiscal 2003 increased $85.6 million, or 29.1%, while comparable store sales increased by 15.3% from fiscal 2002. The increase in net store sales was attributable primarily to the opening of 25 new stores during fiscal 2003, the increased sales of Sharper Image Design and Sharper Image branded products, the 15.3% increase in comparable store sales, and the increased television infomercial and single product mailer advertising, partially offset by the closing of three stores at their lease maturity. The opening of 25 new stores, offset by the three store closures in fiscal 2003, resulted in an incremental increase to net store sales of $26.3 million from the prior fiscal year.

The increase in comparable store sales primarily resulted from a 17.9% increase in total store transactions for fiscal 2003 and an 11.1% increase in the average revenue per transaction, compared with fiscal 2002. The increase in average revenue per transaction was attributable primarily to the overall product mix offered, and multimedia advertising strategies, including infomercial advertising. Also contributing to the increase in average revenue per transaction are the increased sales of Sharper Image Design and Sharper Image branded products, particularly our air purification products. Average net sales per square foot for fiscal 2003 for all stores increased to $676 from $627 in fiscal 2002. Average net sales per square foot for our comparable store base for fiscal 2003 was $710. Average net sales per square foot is calculated by averaging over all stores the amount of each store's net sales divided by that store's total square footage under lease. Average revenue per transaction is calculated by dividing the amount of gross sales, exclusive of delivery revenue and sales taxes, per channel by the gross number of transactions in that channel.

Comparable store sales is not a measure that has been defined under generally accepted accounting principles. We define comparable store sales as sales from stores where selling square feet did not change by more than 15% in the previous 12 months and which have been open for at least 12 months. A store opened on or prior to the 15th of a month is treated as open for the entire month. Stores generally become comparable once they have 24 months of comparable sales for our annual calculation. We believe that comparable store sales, which excludes the effect of a change in the number of stores open, provides a more useful measure of the performance of our store sales channel than does the absolute change in aggregate net store sales.

Net catalog and direct marketing sales, which includes direct sales generated from catalog mailings, single product mailers, print advertising and television infomercials, for fiscal 2003 increased $10.5 million or 8.8%, from fiscal 2002. This increase was due primarily to a 24.7% increase in television infomercial advertising expense, a 26.1% increase in single product mailers circulated, and a 23.1% increase in The Sharper Image catalog pages circulated, which includes a 9.6% increase in The Sharper Image catalogs circulated. The increase in net catalog and direct marketing sales for fiscal 2003 reflects a 10.4% increase in transactions and a decrease of 0.2% in average revenue per transaction, compared to fiscal 2002.

For fiscal 2003 and 2002, 29.4% and 29.9% of the net catalog and direct marketing sales were generated from television infomercial direct sales. We intend to continue our aggressive multimedia advertising programs during fiscal 2004 to attract new customers, while achieving a favorable return on advertising investment. Our goal is to achieve direct response sales resulting in near breakeven results on all direct marketing advertising initiatives. We continually review our advertising initiatives, including the pages and number of catalogs and single product mailers circulated, and the amount of and return on investment from television infomercial advertising, in our efforts to improve revenues from catalog and direct marketing advertising.

Net Internet sales from our sharperimage.com Web site, which includes The Sharper Image and eBay auction sites, in fiscal 2003 increased $25.9 million, or 37.4%, from fiscal 2002. This increase was attributable primarily to a 120.3% increase in Internet advertising which includes paid for search engine key word placement and revenue share costs incurred for affiliate programs, a 34.4% increase in Internet transactions and a 1.9% increase in average revenue per transaction.

During fiscal 2003, our Web site enhancements included the launch of our online gift registry, customer service site contents and navigation bar enhancements to highlight our online outlet store. We have also continued to improve the speed and efficiency of the processing and hardware capabilities.

Net wholesale sales for fiscal year 2003 increased $9.5 million, or 54.2%, compared to fiscal 2002. The increase is attributable primarily due to increasing Sharper Image Design product sales to our existing wholesale customer base and to test programs with new wholesale customers. We believe that the wholesale business, pursued with select partners, will continue to strengthen our brand name and broaden our customer base.

Cost of Products. Cost of products for fiscal 2003 increased $56.5 million, or 25.6%, from fiscal 2002. This increase is due primarily to the higher sales volume, partially offset by the lower relative cost of products for our Sharper Image Design and Sharper Image branded products. The gross margin rate for fiscal 2003 was 57.2%, or 0.1 percentage points higher, than the fiscal 2002 rate of 57.1%. The gross margin rate was adversely affected by delivery expense of $20.6 million in excess of delivery income collected of $17.1 million due primarily to the increase in single product mailers which offered free shipping when an order is placed and free shipping given on infomercial orders when a customer elects a single payment plan.

Our gross margin rate fluctuates with changes in our merchandise mix, primarily Sharper Image Design and Sharper Image branded products, which changes as we make new items available in various categories or introduce new proprietary products. The variation in merchandise mix from category to category from year to year is characteristic of our sales results being driven by individual products rather than by general product lines. Additionally, the auction sites and other selected promotional activities, such as free shipping offers, in part, tend to offset the rate of increase in our gross margin rate. Our gross margins may not be comparable to those of other retailers, since some retailers include the costs related to their distribution network in cost of products while we, and other retailers, exclude them from gross margin and include them instead in general, selling and administrative expenses. We cannot accurately predict future gross margin rates, although our goal is to continue to increase sales of Sharper Image Design and Sharper Image branded products to capitalize on the higher margins realized on these products.

Buying and Occupancy. Buying and occupancy costs for fiscal 2003 increased $9.7 million, or 20.2%, from fiscal 2002. This increase reflects a full year of occupancy costs for the 20 new stores opened in fiscal 2002, the occupancy costs associated with the 25 new stores opened in fiscal 2003 and rent increases for some existing store locations, partially offset by five stores closed at lease maturity during fiscal 2003 and 2002. Buying and occupancy costs as a percentage of total revenues decreased to 9.0% in fiscal 2003 from 9.4% for fiscal 2002. In fiscal 2003, we opened a total of 25 new stores, exceeding our goal of a 15%-20% increase in the number of stores opened on an annual basis. Our goal is to continue to increase new store openings by 15%-20% in fiscal 2004 but we cannot assure you we will achieve this goal.

Advertising. Advertising expenses for fiscal 2003 increased $26.0 million, or 26.7%, from fiscal 2002. The increase in advertising expense was attributable primarily to a 24.7% increase in television infomercial advertising expense and a 120.3% increase in Internet advertising, which includes search engine key word placement and revenue share costs incurred for affiliate programs. Also contributing to the increase in advertising is a 26.1% increase in the number of single product mailers circulated and a 23.1% increase in the number of Sharper Image catalog pages circulated, which includes a 9.6% increase in the number of Sharper Image catalogs circulated. During fiscal 2003, we continued our other multimedia advertising initiatives, which included radio, television and print advertising, among others. Although we believe these initiatives contributed to the increase in sales in the stores, catalog and direct marketing and Internet channels, there can be no assurance of the continued success of these advertising initiatives.

During fiscal 2003, we increased the circulation of our single product mailer, which highlights our most popular Sharper Image Design products. We believe that the single product mailer will continue to extend our brand name by prospecting to future Sharper Image customers, at a reduced cost in comparison to mailing a Sharper Image catalog. We also increased our television media spending on infomercials highlighting selected Sharper Image Design and Sharper Image branded products and expanded our multimedia advertising initiatives of various print ads and radio.

Advertising expenses as a percentage of total revenues remained constant at 19.0% for fiscal 2003 and fiscal 2002. Although there is a declining marginal benefit obtained by increasing advertising expenditures, we monitor the effectiveness of our advertising in order to achieve a reasonable overall return on our investment in advertising.

We believe that expansion of all our advertising initiatives contributed to the sales increases for fiscal 2003 and increased brand awareness. Our advertising strategy will continue to be an important factor in our future revenue growth and as a result, we expect advertising costs to be higher in fiscal 2004 than in fiscal 2003.

General, Selling and Administrative. General, selling and administrative, or GS&A, expenses for fiscal 2003 increased $25.9 million, or 21.5%, from fiscal
2002. Contributing to this increase was an increase of $12.5 million due primarily to variable expenses from increased net sales, which includes $9.5 million due to variable expenses from increased sales from all sales channels and $3.0 million due to variable expenses from increased sales and selling expenses related to the 25 new stores opened in fiscal 2003. Also contributing to the increase were increases of $1.6 million for health care and insurance, $3.0 million for distribution center shipping costs incurred for product delivery to our stores, and $1.1 million related to professional fees.

GS&A expenses for fiscal 2003 decreased as a percentage of total revenues to 22.6% from 23.5% in fiscal 2002 due to better leverage of fixed costs on an expanding sales base. GS&A costs were controlled as a result of our continual review of GS&A expenses and infrastructure.

Other income (expense)- The increase in other income is primarily due to the interest income earned on higher investment balances generated from the proceeds from our public stock offering and improved operating results, offset by the write-off of fixed assets for store locations remodeled prior to the expiration of their existing lease.

Income taxes. The effective tax rate was 41% for fiscal 2003 and 2002. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, all expected future events then known to us are considered, other than changes in the tax law or rates.

Year ended January 31, 2003 (fiscal 2002), compared to year ended January 31, 2002 (fiscal 2001)

Revenues. Net sales for fiscal 2002 increased $122.6 million or 32.6%, from the prior fiscal year. Returns and allowances for fiscal 2002 were 12.0% of sales, as compared to 12.1% for fiscal 2001. The increase in net sales was attributable primarily to increases in net sales from stores of $63.0 million; from catalog and direct marketing of $33.1 million; from Internet operations of $19.9 million; and from wholesale of $6.6 million.

The increase in total revenue for fiscal 2002, as compared to fiscal 2001 was due primarily to the popularity of our Sharper Image Design and Sharper Image branded products, which continues to be a key factor in the increases in net sales in all selling channels. Sharper Image Design and Sharper Image branded products increased to approximately 76% of total revenues in fiscal 2002 from approximately 70% for fiscal 2001. We believe that the continued development and introduction of new and popular products is a key strategic objective and important to our future success. Contributing to the increase in net sales was a comparable store sales increase of 13.6% over fiscal 2001 and the opening of 18 net new stores during fiscal 2002. We also believe that the increased investment in our advertising initiatives in fiscal 2002 and 2001, including the significant increase in television infomercial advertising and single product mailers, highlighting primarily selected Sharper Image Design and Sharper Image branded products, contributed to the higher revenues in all selling channels. We believe that fiscal 2001 revenues were adversely affected by the onset of the economic recession, the events of September 11, 2001 and subsequent anthrax scare, and a faster-than-expected end to the Razor Scooter fad which drove exceptional sales volumes in fiscal 2000.

Net store sales for fiscal 2002 increased $63.0 million, or 27.3%, while comparable store sales increased by 13.6% from fiscal 2001. The increase in net store sales was attributable primarily to the opening of 20 new new stores during fiscal 2002, the increased sales of Sharper Image Design and Sharper Image branded products, the 13.6% increase in comparable store sales, and the increased television infomercial and single product mailer advertising, partially offset by the closing of two stores at lease maturity. The opening of 18 net new stores resulted in an incremental increase to net store sales of $22.9 million from the prior fiscal year.

Total store transactions for fiscal 2002 increased 16.0% and average revenue per transaction increased 8.5%, compared with fiscal 2001. The increase in average revenue per  transaction was  attributable
primarily to the overall product mix offered, multimedia advertising strategies, including infomercial advertising which highlighted products with retail prices which are higher than our average in the prior year, and the increased sales of Sharper Image Design and Sharper Image branded products, particularly our air purification products. Average net sales per square foot for fiscal 2002 increased to $627 from $578 in fiscal 2001. Average net sales per square foot is calculated by averaging over all stores the amount of each store's net sales divided by that store's square footage under lease. Average revenue per transaction is calculated by dividing the amount of gross sales, exclusive of delivery revenue and sales taxes, per channel by the gross number of transactions in that channel.

Net catalog and direct marketing sales, which includes sales generated from catalog mailings, single product mailers, print advertising and television infomercials, for fiscal 2002 increased $33.1 million or 38.9%, from fiscal
2001. This increase was due primarily to a 44.4% increase in television infomercial advertising expense, a 264.6% increase in single product mailers circulated, and a 20.8% increase in The Sharper Image catalog pages circulated, which includes a 10.9% increase in The Sharper Image catalogs circulated. The increase in net catalog and direct marketing sales for fiscal 2002 reflects a 21.8% increase in transactions and an increase of 14.5% in average revenue per transaction, compared to fiscal 2001.

Net Internet sales from our sharperimage.com Web site, which includes The Sharper Image auction site, in fiscal 2002 increased $19.9 million, or 40.2%, from fiscal 2001. This increase was attributable primarily to a 47.0% increase in Internet advertising, a 24.4% increase in Internet transactions and a 14.2% increase in average revenue per transaction. Excluding auction sales for these periods, net Internet sales increased 53.4%, transactions increased 34.4% and average revenue per transaction increased 15.8%. We believe the decrease in auction sales for fiscal 2002 compared to fiscal 2001 was attributable primarily to our decision to raise bid prices during late fiscal 2001 and to reduce the number of products offered on our auction site, which resulted in an improved gross margin rate and gross margin dollars from auctions. We continue to utilize the auction site to increase our Internet business, broaden our customer base and manage inventories, including closeouts, repackaged and reconditioned items.

Net wholesale sales for fiscal year 2002 increased $6.6 million, or 60.7%, compared to fiscal 2001. The increase is attributable primarily to a strategic wholesale marketing arrangement we tested with Circuit City Stores. The arrangement with Circuit City Stores initially allowed for the showcase and testing of a select assortment of Sharper Image Design and Sharper Image branded products on large dedicated fixtures in over 600 Circuit City Superstores. We will continue to evaluate this wholesale marketing arrangement in fiscal 2003.

Cost of Products. Cost of products for fiscal 2002 increased $38.1 million, or 20.9%, from fiscal 2001. This increase is due primarily to the higher sales volume, partially offset by the lower relative cost of products for our Sharper Image Design and Sharper Image branded products. The gross margin rate for fiscal 2002 was 57.1%, or 4.0 percentage points higher, than the fiscal 2001 rate of 53.1%. This increase was due primarily to increased sales of Sharper Image Design and Sharper Image branded products, which generally carry higher margins than third party branded products. Sharper Image Design and Sharper Image branded products as a percentage of total revenues, exclusive of net wholesale sales, increased to approximately 76% for fiscal 2002, as compared to approximately 70% for fiscal 2001.

We believe that our gross margin for fiscal 2002 was negatively affected by the labor dispute between the Pacific Maritime Association, or PMA, and the International Longshore and Warehouse Union, or ILWU, whose members are primarily responsible for the removal of cargo from container loaded shipping vessels in West Coast U.S. ports. In response to the 10-day lockout by the PMA in October 2002 and drop in productivity during the subsequent months, we increased usage of airfreight transportation, which adversely affected our gross margins for the third and to a greater extent the fourth quarters of fiscal 2002.

Buying and Occupancy. Buying and occupancy costs for fiscal 2002 increased $8.3 million, or 20.8%, from fiscal 2001. This increase reflects a full year of occupancy costs for the 14 new stores opened in fiscal 2001, the occupancy costs associated with the 20 new stores and one temporary store opened in fiscal 2002 and rent increases for some existing store locations, partially offset by two stores closed at lease maturity during fiscal 2002. Buying and occupancy costs as a percentage of total revenues decreased to 9.4% in fiscal 2002 from 10.2% for fiscal 2001. In fiscal 2002, we opened a total of 20 new stores, exceeding our goal of a 10%-15% increase in the number of stores opened on an annual basis.

Advertising. Advertising expenses for fiscal 2002 increased $28.9 million, or 42.2%, from fiscal 2001. The increase in advertising expense was attributable primarily to a 44.4% increase in television infomercial advertising expense, a 264.6% increase in the number of single product mailers circulated, and a 20.8% increase in the number of Sharper Image catalog pages circulated, which included a 10.9% increase in the number of The Sharper Image catalogs circulated. During fiscal 2002, we continued our other multimedia advertising initiatives, which included radio, television and print advertising, among others. The higher cost of postage on various direct marketing mailers, including the catalog and single product mailers, contributed to advertising cost increases although these increases were partially offset by the savings from lower paper costs during fiscal 2002. Advertising expenses as a percentage of total revenues increased to 19.0% in fiscal 2002 from 17.6% in fiscal 2001.

General, Selling and Administrative. General, selling and administrative, or GS&A, expenses for fiscal 2002 increased $24.1 million, or 25.0%, from fiscal 2001. Contributing to this increase was an increase of $5.4 million due primarily to variable expenses from increased net sales and selling expenses related to the 20 new stores opened during fiscal 2002, and the annualized selling expenses related to the 14 stores opened in fiscal 2001, partially offset by the reduced selling expenses of two stores closed at lease maturity during fiscal 2002. Also contributing to the increase were increases of $3.3 million for distribution shipping costs incurred for product delivery to our stores (which primarily reflects additional airfreight costs incurred in connection with the West Coast Port Strike), $2.5 million related to technological system enhancements made in our operational areas and $1.1 million due to increases in health benefits and company-wide insurance premiums.

GS&A expenses for fiscal 2002 decreased as a percentage of total revenues to 23.5% from 24.8% in fiscal 2001. The decline in the GS&A percentage is the result of our continual review of GS&A expenses and infrastructure combined with better leverage of fixed costs on an expanding sales base.

Other income (expense)- The decrease in other income is due to a reduction in the interest rate earned on invested balances, an increase in interest expense incurred on the early payoff of our mortgage loan, partially offset by a reduction in losses on the disposal of assets.

Liquidity and capital resources

We met our short-term liquidity needs and our capital requirements during fiscal 2003 with cash generated from operations, trade credits, existing cash balances and proceeds from a public offering of our common stock.

Net cash provided by operating activities totaled $21.1 million for fiscal 2003, as compared to $37.0 million for fiscal 2002. The fiscal 2003 net cash provided by operating activities decreased $15.9 million compared to fiscal 2002, is due primarily to the increased merchandise inventory levels required as a result of the 25 new stores opened during fiscal 2003, the timing of the receipt of imported products due to Chinese New

Years when many factories overseas close for up to three weeks, and the inventory we believe necessary to sustain our current sales growth trends. The comparable decrease was also due to the increase in accounts receivable balances and decreases in accounts payable. Partially offsetting the comparable decrease in net cash provided by operating activities was the increase in net earnings from fiscal 2003 over 2002.

Net cash used in investing activities, primarily capital expenditures for new and remodeled stores, technological enhancements, tooling costs for Sharper Image Design products and the expansion of our distribution facilities totaled $35.2 million in fiscal 2003 compared to $23.2 million in fiscal 2002. In fiscal 2003, we opened 25 new stores and remodeled six stores. In fiscal 2002, we opened 20 new stores and remodeled six stores.

Net cash provided by financing activities totaled $41.9 million during fiscal 2003, which was the result of $38.5 million in net proceeds from the public offering of our common stock in May 2003, and, $4.2 million in proceeds from the issuance of common stock in connection with our stock option plan, offset partially by $0.8 million in financing fees.

On October 31, 2003, we terminated our secured credit facility and entered into a new revolving secured credit facility with Wells Fargo Bank, National Association. The new credit facility has a maturity date of October 31, 2006, and will allow borrowings and letters of credit up to a maximum of $50 million at all times during the year, with a "borrowing base" determined by inventory levels and specified accounts receivable. The new credit facility is secured by our inventory, accounts receivable, accounts and specified other assets. Borrowings under the new credit facility bear interest at either the adjusted LIBOR rate plus 1.50% or at Wells Fargo's prime rate less 0.25%. The new credit facility contains financial covenants that only apply during an event of default or when the borrowing base falls below a specified level. These financial covenants require us to maintain a minimum EBITDA (as defined) of $35 million and to maintain capital expenditures below a specified level based on our projections. The new credit facility contains limitations on incurring additional indebtedness, making additional investments and permitting a change of control. As of January 31, 2004, letter of credit commitments outstanding under the new credit facility were $4.2 million, which includes a $2.9 million backstop letter of credit to cover credit commitments outstanding under our old secured credit facility.

The table below presents our significant commercial credit facilities and their associated expiration dates.

($ in millions)
Maximum Amount of Commitment expiration Per Period
------------------------------------------------------------------------------
Maximum Commercial Commitments  Less than 1 Year     1-3 Years    Total Amount
                                                                  Committed
--------------------------------------------------   ----------   ------------
Revolving Credit Facility                    $0.0        $50.0          $50.0

                                ------------------   ----------   ------------
Total Commercial Commitment                  $0.0        $50.0          $50.0
                                ==================   ==========   ============

*This represents the maximum commitment under the revolving credit facility. It includes limits of $35 million for letters of credit.

As of January 31, 2003, we paid off the mortgage loan collateralized by our Little Rock, Arkansas distribution center. This note reflected a fixed interest rate of 8.40%, provided for monthly payments of principal and interest in the amount of $29,367 and was scheduled to mature in January 2011.

The table below presents our significant contractual obligations at January 31, 2004.

$ in millions                          Less            1-3            4-5          After 5           Total
Contractual Obligations               than 1          Years          Years          Years
                                       Year
------------------------------------ ----------    -----------    -----------    -----------    ------------
Revolving Credit Facility                 $4.2           -              -              -               $4.2
  Letters of Credit
Operating Leases (1)                      30.4          $52.9          $44.2          $75.4           202.9
Purchase Obligations (2)                  59.0           -              -              -               59.0
                                     ----------    -----------    -----------    -----------    ------------
Total Contractual Cash Obligations       $93.6          $52.9          $44.2          $75.4          $266.1
                                     ==========    ===========    ===========    ===========    ============

     (1) The Company's operating leases are described in Note F of the Notes to the Financial Statements.

     (2) As of January 31, 2004, the Company had $59 million of outstanding purchase orders, which were primarily related to orders for general merchandise inventories. Such purchase orders are generally cancelable at the discretion of the Company until the order has been shipped. The table above excludes certain immaterial executory contract for goods and serves that tend to be recurring in nature and similar in amount year after year.

For fiscal 2004, we plan to continue our accelerated new store unit growth goal with a 15% to 20% increase target in the number of stores on an annual basis and to remodel five to 10 of our existing store locations. We plan to continue our capital investment in tooling costs for proprietary products and to further expand our infrastructure through exercising our lease options to increase our distribution center capabilities and continue our enhancement of our technological systems. We believe that our total capital expenditures for fiscal 2004 will be approximately $35 million to $40 million.

Absent unfavorable economic conditions or deviations from projected demand for our products, particularly during the fourth quarter, we expect to achieve positive cash flow from operations on an annual basis, although we likely will need to finance holiday and new-store increases in inventories through trade credits and our credit facility. We believe we will be able to fund our capital expenditures for new and remodeled stores, technological enhancements and tooling costs for Sharper Image Design products through existing cash balances, cash generated from operations, trade credits, and, as necessary, our credit facility.

New accounting pronouncements

In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 46(R) "Consolidation of Variable Interest Entities." FIN 46(R) replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities. The provisions of FIN 46(R) are effective for the first reporting period that ends after December 15, 2003 for variable interests in those entities commonly referred to as special-purpose entities. Application of the provisions of FIN 46(R) for all other entities is effective for the first reporting period ending after March 15, 2004. The Company has no interest in any entity considered a special purpose entity. The Company believes the adoption of the provisions of FIN 46(R) in the first quarter of 2004 will have no impact on net earnings, cash flows or financial position.

Uncertainties and risks

This discussion and analysis should be read in conjunction with our financial statements and notes thereto. This discussion contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in these forward-looking statements. These risks and uncertainties include, without limitation, risks of changing market conditions in the overall economy and the retail industry, consumer demand, the opening of new stores, actual advertising expenditures by us, the success of our advertising and merchandising strategy, availability of products, and other factors detailed from time to time in our annual and other reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligations to publicly release any revisions to these forward-looking statements or reflect events or circumstances after the date of this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk Quantitative and qualitative disclosure about market risk

We are exposed to market risks, which include changes in interest rates and, to a lesser extent, foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes.

The interest payable on our credit facility is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable rate debt increased .4% (10% from the bank's reference rate) as of January 31, 2004 our results from operations and cash flows would not have been materially affected. In addition, we have fixed and variable income investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates. We do not use derivative financial instruments in our investment portfolio.

We enter into a significant amount of purchase obligations outside of the United States, which are settled in U.S. dollars and, therefore, have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks and believe that foreign currency exchange risk is immaterial.

Item 8.  Financial Statements and Supplementary Data

Board of Directors and Stockholders
Sharper Image Corporation
San Francisco, California

We have audited the accompanying balance sheets of Sharper Image Corporation as of January 31, 2004 and 2003, and the related statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended January 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Sharper Image Corporation as of January 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 31, 2004 in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

San Francisco, California
April 12, 2004

                            Sharper Image Corporation
                                 Balance Sheets

                                                                            January 31,         January 31,
(Dollars in thousands, except per share amounts)                                2004               2003
                                                                              --------           --------

Assets
Current assets:
         Cash and equivalents                                                 $ 83,471           $ 55,633
         Accounts receivable, net of allowance for doubtful accounts
             of $1,266 and $967                                                 21,196             12,597
         Merchandise inventories                                               110,058             74,756
         Prepaid expenses, deferred taxes and other                             20,303             15,527
                                                                              --------           --------
Total current assets                                                           235,028            158,513
Property and equipment, net                                                     70,190             52,165
Deferred catalog costs and other assets                                          4,337              3,749
                                                                              --------           --------
         Total assets                                                         $309,555           $214,427
                                                                              ========           ========

Liabilities and stockholders' equity
Current liabilities:
         Accounts payable                                                     $ 23,434           $ 26,597
         Accrued expenses                                                       16,126             14,996
         Accrued compensation                                                   11,793              8,614
         Reserve for refunds                                                    17,161             12,498
         Deferred revenue                                                       25,781             19,113
         Income taxes payable                                                    9,399              6,472
                                                                              --------           --------
Total current liabilities                                                      103,694             88,290
Deferred taxes and other liabilities                                            15,935              8,753
Commitments and contingencies                                                     --                 --
                                                                              --------           --------
Total liabilities                                                              119,629             97,043

Stockholders' equity:
Preferred stock, $0.01 par value:
Authorized, 3,000,000 shares: Issued and outstanding, none                        --                 --
Common stock, $0.01 par value:
Authorized, 25,000,000 shares: Issued and outstanding, 15,322,635, and
    12,638,952 shares                                                              153                126
Additional paid-in capital                                                      97,211             49,950
Retained earnings                                                               92,562             67,308
                                                                              --------           --------
Total stockholders' equity                                                     189,926            117,384
                                                                              --------           --------
         Total liabilities and stockholders' equity                           $309,555           $214,427
                                                                              ========           ========

                       See notes to financial statements.

                            Sharper Image Corporation
                            Statements of Operations

                                                                       Fiscal Year Ended January 31,
                                                                       -----------------------------
                                                              2004                  2003                  2002
(Dollars in thousands, except per share amounts)          (Fiscal 2003)        (Fiscal 2002)         (Fiscal 2001)
                                                          ------------          ------------          ------------

Revenues:
Net sales                                                 $    630,084          $    498,702          $    376,128
Delivery                                                        17,050                14,090                11,992
List rental and licensing                                          377                   977                   985
                                                          ------------          ------------          ------------
                                                               647,511               513,769               389,105
                                                          ------------          ------------          ------------
Costs and expenses:
Cost of products                                               277,043               220,519               182,436
Buying and occupancy                                            57,918                48,185                39,901
Advertising                                                    123,339                97,360                68,479
General, selling, and administrative                           146,465               120,556                96,464
                                                          ------------          ------------          ------------
                                                               604,765               486,620               387,280
                                                          ------------          ------------          ------------
Other income (expense):
Interest income                                                    785                   367                   702
Interest expense                                                  (291)                 (465)                 (355)
Other income                                                      --                       1                    99
Other expense                                                     (437)                  (96)                 (393)
                                                          ------------          ------------          ------------
                                                                    57                  (193)                   53
                                                          ------------          ------------          ------------
Earnings before income tax expense                              42,803                26,956                 1,878
Income tax expense                                              17,549                11,049                   751
                                                          ------------          ------------          ------------
Net earnings                                              $     25,254          $     15,907          $      1,127
                                                          ============          ============          ============

Earnings per common equivalent share:
   Basic                                                  $       1.75          $       1.29          $       0.09
                                                          ============          ============          ============
  Diluted                                                 $       1.65          $       1.21          $       0.09
                                                          ============          ============          ============
Weighted average shares used in the computation
   of earnings per common equivalent share:
   Basic                                                    14,446,128            12,327,157            11,904,562
   Diluted                                                  15,333,235            13,182,050            12,302,852

                       See notes to financial statements.

                            Sharper Image Corporation
                       Statements of Stockholders' Equity

                                                                                         Additional
                                                              Common         Stock        Paid-in        Retained
(Dollars in thousands)                                        Shares         Amount       Capital        Earnings         Total
                                                           -----------    -----------    -----------    -----------    -----------

Balance at February 1, 2001                                 11,961,911    $       120    $    42,697    $    50,274    $    93,091
Issuance of common stock for stock options
  exercised (including income tax benefit)                     108,773              1            872                           873
Repurchase of common stock                                    (100,000)            (1)          (987)                         (988)
Net earnings                                                                                                  1,127          1,127
                                                           -----------    -----------    -----------    -----------    -----------
Balance at January 31, 2002                                 11,970,684            120         42,582         51,401         94,103

Issuance of common stock for stock options
  exercised (including income tax benefit)                     668,268              6          7,368                         7,374
Net earnings                                                                                                 15,907         15,907
                                                           -----------    -----------    -----------    -----------    -----------
Balance at January 31, 2003                                 12,638,952            126         49,950         67,308        117,384

Issuance of common stock for stock options
  exercised (including income tax benefit)                     546,259              6          8,767                         8,773
Issuance of common stock due to stock  follow-on
  offering (net of expenses)                                 2,137,424             21         38,494                        38,515
Net earnings                                                                                                 25,254         25,254
                                                           -----------    -----------    -----------    -----------    -----------
Balance at January 31, 2004                                 15,322,635    $       153    $    97,211    $    92,562    $   189,926
                                                           ===========    ===========    ===========    ===========    ===========

                       See notes to financial statements.

                            Sharper Image Corporation
                            Statements of Cash Flows

                                                                                    Fiscal Year Ended January 31,
                                                                                    -----------------------------
                                                                                2004             2003            2002
(Dollars in thousands)                                                     (Fiscal 2003)    (Fiscal 2002)    (Fiscal 2001)
                                                                              --------         --------         --------

Cash provided by (used for) operating activities:
Net earnings                                                                  $ 25,254         $ 15,907         $  1,127
         Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization                                          16,426           15,456           11,560
         Tax benefit from stock option exercises                                 4,622            3,733              209
         Deferred rent expenses and landlord allowances                            361              279              332
         Deferred income taxes                                                     399           (2,331)            (123)
         Loss on disposal of equipment                                             744               94              395
         Change in operating assets and liabilities:
           Accounts receivable                                                  (8,599)          (4,499)           1,624
           Merchandise inventories                                             (35,302)         (24,075)          11,905
           Prepaid catalog costs, prepaid expenses and other                    (2,575)           2,577              (24)
           Accounts payable, reserve for refunds and
            accrued expenses                                                     5,809           20,932          (13,242)
           Deferred revenue, taxes payable and other liabilities                13,998            8,908           (4,609)
                                                                              --------         --------         --------
Cash provided by operating activities                                           21,137           36,981            9,154
                                                                              --------         --------         --------
Cash provided by (used for) investing activities:
         Property and equipment expenditures                                   (35,195)         (23,199)         (20,284)
         Proceeds from sale of equipment                                          --               --                 11
                                                                              --------         --------         --------
Cash used for investing activities                                             (35,195)         (23,199)         (20,273)
                                                                              --------         --------         --------
Cash provided by (used for) financing activities:
         Proceeds from issuance of common stock upon exercise of
           stock options                                                         4,151            3,641              664
         Repurchase of common stock                                               --               --               (988)
         Payments made for financing fees                                         (770)            --               --
         Proceeds from notes payable and revolving credit facility                --             19,000           15,625
         Principal payments on notes payable and revolving credit
             facility                                                             --            (21,207)         (15,784)
         Proceeds from issuance of common stock due to follow-on
             stock offering, net of expenses                                    38,515             --               --
                                                                              --------         --------         --------
Cash provided by (used for) financing activities                                41,896            1,434             (483)
                                                                              --------         --------         --------
Net increase (decrease) in cash and equivalents                                 27,838           15,216          (11,602)
Cash and equivalents at beginning of period                                     55,633           40,417           52,019
                                                                              --------         --------         --------
Cash and equivalents at end of period                                         $ 83,471         $ 55,633         $ 40,417
                                                                              ========         ========         ========
Supplemental disclosure of cash paid for:

         Interest expense                                                     $    131         $    456         $    349
         Income taxes                                                         $  9,615         $    743         $  8,991

                       See notes to financial statements.

Sharper Image Corporation Notes to financial statements

Note A--Summary of significant accounting policies

         Sharper Image Corporation (the "Company") is a leading specialty retailer that introduces and sells quality, innovative and entertaining products. These products are sold through its retail stores, catalogs (which includes other sources of direct marketing such as single product mailers, television infomercials, radio and newspapers), and over the Internet. The Company also markets to other businesses through its corporate sales and wholesale operations.

         Accounting Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's significant accounting judgments and estimates include depreciable lives of long-lived assets, long-lived asset impairment, reserves on inventory and sales return reserve.

         Revenue Recognition: The Company recognizes revenue at the point of sale at its retail stores and at the time of customer receipt for its catalog and direct marketing sales, including the Internet. The Company recognizes revenue for sales to resellers of sales made on a wholesale basis when the products are shipped, which is the time title passes to the purchaser. The Company records estimated reductions to revenue for customer returns based upon historical return rates. Revenues are recorded net of sale discounts and other rebates and incentives offered to customers. Deferred revenue represents merchandise certificates gift cards and rewards cards outstanding and merchandise that is still in the delivery process at the end of the fiscal period. Delivery revenue is recognized at the commencement of delivery to customers.

         Cost of Products: Cost of products includes total cost of products sold, inventory shrink, letter of credit fees, inventory write-downs, inbound freight costs, costs to refurbish products for resale, inspection costs, cost of customer accommodations and promotions and costs to deliver product to customers.

         Buying and Occupancy: Buying and occupancy includes salaries for merchandise buyers, occupancy costs for all store locations and distribution facilities including rent, utilities, real estate taxes, common area maintenance, repairs and maintenance, depreciation on leasehold improvements and fixtures, janitorial services and waste removal.

         General, Selling and Administrative: General, selling and administrative includes all costs related to sales associates, including payroll and benefits, all corporate personnel cost, including payroll and benefits, supplies, store signs, credit card fees, third party fees including telemarketing expenses, Internet hosting charges, telephone-related to the corporate offices, toll free phone numbers for catalog and other direct marketing orders, freight charges related to delivery of product from distribution centers to stores and between distribution centers, purchasing and receiving costs, warehouse costs, corporate insurance, depreciation on corporate assets such as computers and distribution center facilities, bad debt expense, check guarantee fees and professional fees.

         Start-up Activities: All start-up and pre-opening costs are expensed as incurred.

         Deferred Catalog and Advertising Costs: Direct costs incurred for the production and distribution of catalogs are capitalized and amortized, once the catalog is mailed, over the expected sales period, which does not exceed three months. Other advertising costs are expensed as incurred and amounted to $80.7 million, $60.0 million and $35.3 million for the fiscal years ended January 31, 2004, 2003, and 2002, respectively.

         Fair Value of Financial Instruments: The carrying value of cash, accounts receivable, accounts payable and notes payable approximates their estimated fair value.

         Cash and Equivalents: Cash and equivalents represent cash and short-term, highly liquid investments with original maturities of three months or less. Receivables from banks related to debit and credit cards are shown in accounts receivable and totaled $5.8 million and $2.8 million at January 31, 2004 and 2003, respectively.

         Merchandise Inventories: Merchandise inventories are stated at lower of cost (first-in, first-out method) or market. The Company reduces the carrying value of its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

         Property and Equipment: Property and equipment are stated at cost net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the various assets which range from three to 10 years for office furniture and equipment and transportation equipment, and 40 years for buildings. Leasehold improvements are amortized using the straight-line method over the lesser of their estimated useful lives or the term of the applicable leases, which range from seven to 18 years.

         The Company designs and produces its own proprietary products for sale. External costs incurred for tooling, dies, patents and trademarks are capitalized and amortized over the estimated life of these products, which is generally two years. At January 31, 2004, and 2003, capitalized costs included in property and equipment, net of related amortization, were $3.4 million and $2.8 million, respectively.

         Costs incurred in the development of the Internet Web site and enhancements to the Company's information infrastructure are capitalized once the preliminary project stage is completed and management authorizes and commits to funding a computer software project and it is probable that the project will be completed and the software will be used to perform the function intended. Costs incurred for training and ongoing maintenance are expensed as incurred.

         The Company reviews its long-lived assets, including identifiable intangible assets, whenever events or changes indicate the carrying amount of such assets may not be recoverable. The Company's policy is to review the recoverability of all assets, at a minimum, on an annual basis. Based on the Company's review at January 31, 2004 and 2003, no material adjustments were made to long-lived assets.

         Income Taxes: Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events then known to management that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events then known to management are considered other than changes in the tax law or rates.

         Store Closure Reserves - Prior to January 1, 2003, the Company recorded the estimated costs associated with closing a store during the period in which the store was identified and approved by management under a plan of termination, which included the method of disposition and the expected date of completion. These costs include direct costs to terminate a lease, lease rental payments net of expected sublease income, and the difference between the carrying values and estimated recoverable values of long-lived tangible and intangible assets. Severance and other employee-related costs were recorded in the period in which the closure and related severance packages were communicated to the affected employees. No such reserves were provided for the reporting periods presented.

         Effective with the adoption of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, on January 1, 2003, the Company recognizes a liability for costs associated with closing a store when the liability is incurred. The present value of expected future lease costs and other closure costs is recorded when the store is closed. Severance and other employee-related costs are recorded in the period in which the closure and related severance packages are communicated to the affected employees. Accretion of the discounted present value of expected future costs is recorded in operations. Store closure reserves are reviewed and adjusted periodically based on changes in estimates. No such reserves are recorded at January 31, 2004 and 2003.

         Accounts Payable: Accounts payable represents amounts owed to third parties at the end of the period.

         Deferred Rent. When a lease requires fixed escalations of the minimum lease payments, rental expense is recorded on a straight-line basis and the difference between the average rental amount charged to expense and the amount payable under the lease is recorded as deferred rent. At January 31, 2004 and 2003, the balance of deferred rent was $4.4 million and $3.6 million, respectively, and is included in long-term liabilities on the accompanying balance sheet.

         Derivative Instruments and Hedging Activities. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, requires the Company to record all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. The Company did not hold or trade any derivative instruments in 2003, 2002 or 2001.

         Stock-Based Compensation - The Company has one stock-based employee compensation plan, as described in Note G. The Company accounts for stock-based employee compensation using the intrinsic value method in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees. No compensation expense is recognized for employee stock options, because it is the Company's practice to grant stock options with an exercise price equal to the market price of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to all stock-based employee compensation:

                                                                        Fiscal year ended January 31,
                                                       --------------------------------------------------------------------
  Dollars in thousands, except per share amounts               2004                 2003                     2002
                                                          (Fiscal 2003)         (Fiscal 2002)           (Fiscal 2001)
                                                       --------------------- --------------------   -----------------------

Net income, as reported                                       $25,254              $15,907                  $1,127
Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects                        (2,006)              (1,539)                 (1,098)
                                                              -------              -------                  ------
Pro forma net income                                          $23,248              $14,368                     $29
                                                              =======              =======                  ======

Basic earnings per share:
   As reported                                                  $1.75                $1.29                   $0.09
   Pro forma                                                    $1.61                $1.17                   $0.00
Diluted earnings per share:
   As reported                                                  $1.65                $1.21                   $0.09
   Pro forma                                                    $1.52                $1.09                   $0.00

The  Company  estimates  the  fair  value  of  stock  option  grants  using  the
Black-Scholes   option  pricing  model,  with  the  following  weighted  average assumptions:

                                      Fiscal year ended January 31,
                          ------------------------------------------------------
                               2004               2003                2002
                          (Fiscal 2003)       (Fiscal 2002)       (Fiscal 2001)
                          -------------       -------------       -------------
Dividend yield                  --                 --                 --
Expected volatility             52%                59%                37%
Risk-free interest rate       3.12%              1.81%              4.09%
Expected life (years)            5                  5                  5

         Earnings Per Share - Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares and dilutive common equivalent shares (stock options) outstanding during the period. The following is a reconciliation of the number of shares used in the Company's basic and diluted earnings per share computations:

                                                                  Fiscal year ended January 31,
                                                      -----------------------------------------------------
                                                         2004                 2003                  2002
                                                     (Fiscal 2003)       (Fiscal 2002)          (Fiscal 2001)
                                                       ----------          ----------            ----------

Basic weighted average number of shares
outstanding                                            14,446,128          12,327,157            11,904,562
Application of treasury stock method on stock
options outstanding:
    Assumed options exercised due to exercise
price being less than average market price, net
of assumed stock repurchases                              887,107             854,893               398,290
                                                       ----------          ----------            ----------
Diluted weighted average number of shares
outstanding                                            15,333,235          13,182,050            12,302,852
                                                       ==========          ==========            ==========

    The computations of diluted earnings per share in fiscal 2003, 2002 and 2001 exclude 31,100, 51,850 and 303,500 stock options, respectively, because their exercise price exceeded the average market price for the period and thus, their effect would have been anti-dilutive.

         Comprehensive Income: Comprehensive income consists of net earnings or loss for the current period and other comprehensive income (income, expenses, gains and losses that currently bypass the income statement and are reported directly as a separate component of equity). Comprehensive income does not differ from net earnings for the Company for the years ended January 31, 2004, 2003 and 2002.

         New Accounting Pronouncements: In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 46(R) "Consolidation of Variable Interest Entities." FIN 46(R) replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities. The provisions of FIN 46(R) are effective for the first reporting period that ends after December 15, 2003 for variable interests in those entities commonly referred to as special-purpose entities. Application of the provisions of FIN 46(R) for all other entities is effective for the first reporting period ending after March 15, 2004. The Company has no interest in any entity considered a special purpose entity. The Company believes the adoption of the provisions of FIN 46(R) in the first quarter of 2004 will have no impact on net earnings, cash flows or financial position.

         Reclassification: Certain reclassifications were made to prior years' financial statements in order to conform to the classifications of the January 31, 2004 financials statements.

Note B--Property and equipment

         Property and equipment is summarized as follows:

                                                                January 31,
                                                           ---------------------
(Dollars in thousands)                                       2004         2003
                                                           --------     --------

Leasehold improvements                                     $ 37,885     $ 33,032
Furniture, fixtures and equipment and
  other capitalized costs                                   110,126       86,240
Land                                                             53           53
Building                                                      2,874        2,874
                                                           --------     --------
                                                            150,938      122,199
Less accumulated depreciation and amortization               80,748       70,034
                                                           --------     --------
                                                           $ 70,190     $ 52,165
                                                           ========     ========

Note C--Other assets

         The Company had an agreement to advance the premiums on a split-dollar life insurance policy for its Founder, Chairman and Chief Executive Officer, which was terminated during fiscal 2003. The Company had an interest in the insurance benefits equal to the amount of the premiums advanced. The amount receivable for premiums advanced as of January 31, 2003 was $2.1 million. Upon termination of the agreement in fiscal 2003, the Company was reimbursed for all premiums paid. As of January 31, 2004, the balance in other assets is comprised of investments and deferred financing costs.

Note D--Revolving loan and notes payable

         On October 31, 2003, the Company terminated its secured credit facility and entered into a new revolving secured credit facility with Wells Fargo Bank, National Association. The new credit facility has a maturity date of October 31, 2006, and will allow borrowings and letters of credit up to a maximum of $50 million at all times during the year, with a "borrowing base" determined by inventory levels and specified accounts receivable. The new credit facility is secured by the Company's inventory, accounts receivable, accounts and specified other assets. Borrowings under the new credit facility bear interest at either the adjusted LIBOR rate plus 1.50% or at Wells Fargo's prime rate less 0.25%. The new credit facility contains financial covenants that only apply during an event of default or when the borrowing base falls below a specified level. These financial covenants require the Company to maintain a minimum EBITDA (as defined) of $35 million and to maintain capital expenditures below a specified level based on the Company's projections. The new credit facility contains limitations on incurring additional indebtedness, making additional investments and permitting a change of control. As of January 31, 2004, letter of credit commitments outstanding under the new credit facility were $4.2 million, which includes a $2.9 million backstop letter of credit to cover credit commitments outstanding under the Company's old secured credit facility. As of January 31, 2003, letter of credit commitments outstanding under the previous secured credit facility were $2.1 million. There were no direct borrowings under the credit facilities during fiscal 2003 and 2002. The weighted average interest rate incurred on the revolving credit facility was 4.10% and 4.75% for fiscal 2003 and 2002, respectively.

    Note E--Income taxes

                                        Fiscal year ended January 31,
                                        -----------------------------
                                    2004             2003             2002
(Dollars in thousands)         (Fiscal 2003)    (Fiscal 2002)     (Fiscal 2001)
                                  --------         --------         --------

Current:
         Federal                  $ 14,640         $ 11,422         $    746
         State                       2,510            1,958              128
                                  --------         --------         --------
                                    17,150           13,380              874
                                  --------         --------         --------
Deferred:
         Federal                       340           (1,990)            (105)
         State                          59             (341)             (18)
                                  --------         --------         --------
                                       399           (2,331)            (123)
                                  --------         --------         --------
                                  $ 17,549         $ 11,049         $    751
                                  ========         ========         ========

         The difference between the effective income tax rate and the United States federal income tax rate is summarized as follows:

                                                    Fiscal year ended January 31,
                                                    -----------------------------
                                                2004             2003             2002
                                            (Fiscal 2003)    (Fiscal 2002)    (Fiscal 2001)
                                            -------------    -------------    -------------

Federal tax rate                                35.0%            35.0%            35.0%
State income tax, less federal benefit           6.0              6.0              6.0
Other                                            --               --              (1.0)
                                                ----             ----             ----
Effective tax rate                              41.0%            41.0%            40.0%
                                                ====             ====             ====

         Deferred taxes result from differences in the recognition of expense for income tax and financial reporting purposes. The principal components of deferred tax assets (liabilities) are as follows:


                                                                                      January 31,
                                                                                      -----------
                                                                         2004                              2003
                                                              -------------------------         --------------------------

                                                              Deferred         Deferred          Deferred          Deferred
                                                                Tax               Tax              Tax                Tax
                                                               Assets         Liabilities         Assets          Liabilities
                                                              -------           -------          -------            -------
         Current:
         Nondeductible reserves                               $14,654                            $11,973
         Deferred catalog costs                                                 $ 1,384                             $ 1,131
         State taxes                                                              2,674                               2,265
                                                              -------           -------          -------            -------
         Current                                               14,654             4,058           11,973              3,396
                                                              -------           -------          -------            -------


         Noncurrent:
         Deferred rent                                          1,761                              1,432
         Depreciation                                             762                              3,135
         Deductible software costs                                                5,596                               4,314
         Other                                                                       59                                 967
                                                              -------           -------          -------            -------
         Noncurrent                                             2,523             5,655            4,567              5,281
                                                              -------           -------          -------            -------
         Total                                                $17,177           $ 9,713          $16,540            $ 8,677
                                                              =======           =======          =======            =======

Note F--Leases

         The Company leases retail facilities, offices, and equipment under operating leases for terms expiring at various dates through 2017. Under the terms of certain of the leases, rents are adjusted annually for changes in the consumer price index and increases in property taxes. The aggregate minimum annual lease payments under leases in effect at January 31, 2004, are as follows:

           (Dollars in thousands)

           Fiscal year ending January 31,
           2005                                                 $30,363
           2006                                                  28,627
           2007                                                  24,317
           2008                                                  22,703
           2009                                                  21,471
           Later years                                           75,385
                                                               ---------
           Total minimum lease commitments                     $202,866
                                                               =========


         Many of the Company's leases contain predetermined fixed escalations of the minimum rentals during the initial term. For these leases, the Company has recognized the related rental expense on a straight-line basis and has recorded the difference between the expense charged to income and amounts payable under the leases as deferred rent, which is included in Deferred Taxes and Other Liabilities on the accompanying balance sheet. Total minimum rent to be received by the Company from non-cancelable sublease agreements through 2005 is approximately $269,000 as of January 31, 2004, which has not been netted against the above amounts.

         Some store leases contain renewal options for periods ranging up to five years. Most leases also provide for payment of operating expenses, real estate taxes and for additional rent based on a percentage of sales.

         Rental expense for all operating leases was as follows:

                                                                                 Fiscal year ended January 31,
                                                                                 -----------------------------
                                                                        2004                2003                  2002
         (Dollars in thousands)                                     (Fiscal 2003)       (Fiscal 2002)        (Fiscal 2001)
                                                                  ------------------  ------------------   -------------------
         Minimum rentals                                               $30,108            $25,999               $22,941
         Percentage rentals and other charges                           12,286             10,448                 8,436
                                                                       -------            -------               -------
                                                                       $42,394            $36,447               $31,377
                                                                       =======            =======               =======

Note G--Stockholders' equity

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

         During fiscal 2000, the Company adopted the 2000 Stock Incentive Plan. The Stock Incentive Plan combines the 1985 Stock Option Plan, as amended, and the 1994 Non-Employee Director Stock Option Plan, as amended, into a single comprehensive equity incentive plan. The 2000 Stock Incentive Plan is divided into four separate equity incentive programs and will allow the issuance of non-qualified options to key employees, non-employee Board members and consultants up to an initial aggregate of 3,147,107 shares. An automatic increase of shares available for issuance will occur on the first trading day of each fiscal year, beginning with fiscal 2001, by an amount equal to 3% of the total number of shares of common stock outstanding on the last trading day of the immediately preceding fiscal year. In no event will the annual increase exceed 500,000 shares.

         Options issued to key employees and consultants will generally vest over a four- to six-year period from the date of the grant and are priced at 100% of the fair market value at the date of the grant. Options issued to non-employee Board members will be immediately exercisable, vest over one year of board service from the date of the grant and are priced at 100% of the fair market value at the date of the grant. Any shares purchased under the option plan will be subject to repurchase by the Company at the exercise price paid per share, upon the optionee's cessation of Board service prior to vesting.

The following table reflects the activity under this plan:

                                                                                                                     Weighted
                                                                                              Number of               average
                                                                                               options             exercise price
                                                                                              ---------            --------------
         Balance at January 31, 2001                                                          2,142,887              $    7.46
         Granted (weighted average fair value of $3.14)                                         800,350                   7.96
         Exercised                                                                              (86,655)                  5.00
         Cancelled                                                                              (82,619)                  8.36
                                                                                              ---------
         Balance at January 31, 2002                                                          2,773,963              $    7.65

         Granted (weighted average fair value of $7.60)                                         687,650                  14.41
         Exercised                                                                             (665,801)                  5.42
         Cancelled                                                                             (100,441)                 10.33
                                                                                              ---------
         Balance at January 31, 2003                                                          2,695,371              $    9.83

         Granted (weighted average fair value of $10.97)                                        580,500                  23.18
         Exercised                                                                             (544,559)                  7.20
         Cancelled                                                                              (43,660)                  9.99
                                                                                              ---------
         Balance at January 31, 2004                                                          2,687,652              $   13.24
                                                                                              =========
         Exercisable at January 31, 2002                                                      1,397,869              $    6.79
                                                                                              =========
         Exercisable at January 31, 2003                                                      1,272,707              $    9.10
                                                                                              =========
         Exercisable at January 31, 2004                                                      1,272,652              $   10.88
                                                                                              =========

                                       Options outstanding                                 Options exercisable
          --------------------------------------------------------------------       -------------------------------
                                               Weighted
                                                average
                                Number         remaining           Weighted            Number            Weighted
              Range of        of options      contractual          average           of options          average
          Exercise prices     Outstanding     life (years)      exercise price       exercisable      exercise price
          ---------------     -----------     ------------      --------------       -----------      --------------
           $1.16 - $1.99              100              0.1           $    1.88               100           $    1.88
            2.00 -  3.99           14,618              4.5                3.66            14,618                3.66
            4.00 -  7.99          308,860              7.9                6.88           115,940                6.84
            8.00 - 11.99        1,293,904              7.0                9.51           856,424                9.42
           11.99 - 29.70        1,070,170              9.4               19.72           285,570               17.28
                                ---------                                              ---------
          $1.16 - $29.70        2,687,652              8.0           $   13.24         1,272,652           $   10.88
                                =========                                              =========

Note H--401(k) savings plan

         The Company maintains a defined contribution, 401(k) Savings Plan, covering all employees who have completed one year of service with at least 1,000 hours and who are at least 21 years of age. The Company makes employer matching contributions at its discretion. Company contributions amounted to $190,000, $176,000, and $172,000 for the fiscal years ended January 31, 2004,
2003 and 2002, respectively.

Note I--Commitments and contingencies

         The Company is party to various legal proceedings arising from normal business activities. Management believes that the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Note J--Segment information

         The Company classifies its business interests into three reportable segments: retail stores, catalog and direct marketing, and the Internet. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note A). The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income taxes. The Company's reportable segments are strategic business units that offer the same products and utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. The Company does not have intersegment sales, but the segments are managed separately because each segment has different channels for selling the products.

         Financial information for the Company's business segments is as follows:

                                                                                      Year ended January 31,
                                                                                      ----------------------
                                                                          2004                 2003                 2002
         (Dollars in thousands)                                       (Fiscal 2003)        (Fiscal 2002)        (Fiscal 2001)
                                                                        ---------            ---------            ---------
         Revenues
         Stores                                                         $ 379,349            $ 293,795            $ 230,799
         Catalog and direct marketing                                     128,652              118,192               85,087
         Internet                                                          95,086               69,208               49,349
         Other                                                             44,424               32,574               23,870
                                                                        ---------            ---------            ---------
         Total revenues                                                 $ 647,511            $ 513,769            $ 389,105
                                                                        =========            =========            =========
         Operating contributions
         Stores                                                         $  53,457            $  38,923            $  24,056
         Catalog and direct marketing                                      24,164               19,628                7,610
         Internet                                                          16,265               12,031                8,833
         Unallocated                                                      (51,083)             (43,626)             (38,621)
                                                                        ---------            ---------            ---------
         Earnings before income tax expense                             $  42,803            $  29,956            $   1,878
                                                                        =========            =========            =========
         Depreciation and amortization
         Stores                                                         $   7,734            $   6,224            $   4,782
         Catalog and direct marketing                                        --                   --                   --
         Internet                                                           3,071                3,884                1,845
         Unallocated                                                        5,621                5,348                4,933
                                                                        ---------            ---------            ---------
         Total depreciation and amortization                            $  16,426            $  15,456            $  11,560
                                                                        =========            =========            =========
         Capital asset expenditures
         Stores                                                         $  21,774            $  13,983            $  12,296
         Catalog and direct marketing                                        --                   --                   --
         Internet                                                           1,727                2,400                2,134
         Unallocated                                                       11,694                6,816                5,854
                                                                        ---------            ---------            ---------
         Total capital asset expenditures                               $  35,195            $  23,199            $  20,284
                                                                        =========            =========            =========
         Assets
         Stores                                                         $  48,725            $  35,281            $  27,613
         Catalog and direct marketing                                        --                   --                   --
         Internet                                                           1,974                3,330                4,825
         Unallocated                                                      258,856              175,816              130,084
                                                                        ---------            ---------            ---------
         Total assets                                                   $ 309,555            $ 214,427            $ 162,522
                                                                        =========            =========            =========

Note K--Quarterly financial information (unaudited)

         Fiscal Year Ended January 31, 2004
                                                                                        Three months ended
         (Dollars in thousands, except per share                      April 30,       July 31,    October 31,   January 31,
         amounts)                                                        2003           2003          2003          2004
                                                                      ---------      ---------     ---------     ---------
         Revenues                                                     $ 116,309      $ 124,699     $ 128,121     $ 278,382
         Expenses
            Cost of products                                             47,617         53,526        56,417       119,483
            Buying and occupancy                                         13,021         13,174        14,331        17,392
            Advertising                                                  25,565         25,877        24,260        47,637
            General, selling and administrative                          28,900         30,935        31,726        54,904
         Other income (expense)                                             (57)           182           283          (351)
         Earnings before income tax expense                               1,149          1,369         1,670        38,615
         Income tax expense                                                 471            561           685        15,832
                                                                      ---------      ---------     ---------     ---------
         Net earnings                                                 $     678      $     808     $     985     $  22,783
                                                                      =========      =========     =========     =========
         Earnings per common equivalent share
                                                Basic (1)             $    0.05      $    0.05     $    0.07     $    1.50
                                               Diluted(2)             $    0.05      $    0.05     $    0.06     $    1.40

         Fiscal Year Ended January 31, 2003
                                                                                        Three months ended
         (Dollars in thousands, except per share                      April 30,       July 31,    October 31,   January 31,
         amounts)                                                        2002           2002          2002          2003
                                                                      ---------      ---------     ---------     ---------
         Revenues                                                    $  92,221     $ 100,464      $ 104,605      $ 216,479
         Expenses
           Cost of products                                             37,830        43,328         46,714         92,647
            Buying and occupancy                                        10,989        11,408         11,813         13,975
            Advertising                                                 20,193        21,137         20,027         36,003
            General, selling and administrative                         23,040        25,656         26,832         45,028
         Other income (expense)                                             84            19            (73)          (223)
         Earnings (loss) before income tax expense
         (benefit)                                                         253        (1,046)          (854)        28,603
         Income tax expense (benefit)                                      104          (429)          (350)        11,724
                                                                     ---------     ---------      ---------      ---------
         Net earnings (loss)                                         $     149     $    (617)     $    (504)     $  16,879
                                                                     =========     =========      =========      =========
         Earnings (loss) per common equivalent share
                                               Basic (1)             $     .01     $   (0.05)     $   (0.04)     $    1.34
                                              Diluted(2)             $     .01     $   (0.05)     $   (0.04)     $    1.26

(1) Basic earnings per share is calculated for interim periods including the effect of stock options exercised in prior interim periods. Basic earnings per share for the fiscal year is calculated using weighted shares outstanding based on the date stock options were exercised. Therefore, basic earnings per share for the cumulative four quarters may not equal fiscal year basic earnings per share.

(2) Diluted net earnings per share for the fiscal year and for quarters with net earnings are computed based on weighted average common shares outstanding which include common stock equivalents (stock options). Net loss per share for quarters with net losses is computed based solely on weighted average common shares outstanding. Therefore, the net earnings
         (loss) per share for each quarter do not sum up to the earnings per share for the full fiscal year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

Item 9A  Controls And Procedures.

         Evaluation of Disclosure Controls and Procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report, have concluded, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that our disclosure controls and procedures were adequate and designed to ensure that material information relating to us would be made known to them by others within those entities.

         Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         Information with respect to our directors is incorporated herein by reference to our 2004 Proxy Statement to Stockholders. Information with respect to our executive officers is contained in Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

         Information with respect to executive compensation is incorporated herein by reference to our 2004 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Except as set forth below, information with respect to security ownership of beneficial owners and management is incorporated herein by reference to our 2004 Proxy Statement.

                      EQUITY COMPENSATION PLAN INFORMATION

         We have one equity based compensation plan, the 2000 Stock Incentive Plan which was approved by our security holders. The following table sets forth information as of January 31, 2004 of our equity compensation plan.

                                                                                                 Number of  Securities Remaining
                                                                                                 Available for Future  Issuance
                                    Number of Securities to be   Weighted-Average Per Share      Under Equity Compensation Plan
                                    issued Upon Exercise of      Exercise Price of               (Excluding Securities Reflected
   Plan Category                    Outstanding Options          Outstanding Options             in the First Column)
   -----------------------------    --------------------------- ------------------------------   ---------------------------------
   Equity compensation plan
   approved
   by security holders..........           2,687,652                       $13.24                             31,192

Item 13. Certain Relationships and Related Transactions

         Not applicable.

Item 14. Principal Accountant Fees and Services

         Information with respect to principal accountant fees and services is incorporated herein by reference to our 2004 Proxy Statement.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)1.    List of Financial Statements.

The following Financial Statements and Notes thereto are included herein in PART V, Item 8:

Independent Auditors' Report

Statements of Operations  for the years ended January 31, 2004,  2003  and 2002

Balance sheets at January 31, 2004 and 2003

Statements of Stockholders' Equity for the years ended January 31, 2004, 2003 and 2002

Statements  of Cash Flows for the years ended  January 31, 2004,  2003 and 2002


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

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHARPER IMAGE CORPORATION            SHARPER IMAGE CORPORATION

By:/s/ Richard J. Thalheimer         By:/s/ Jeffrey P. Forgan
   -------------------------            ---------------------
 Richard J. Thalheimer                Jeffrey P. Forgan
 Chief Executive                      Executive Vice President, Chief Financial
 Officer, Chairman                    Officer, Corporate Secretary
 (Principal Executive Officer)        (Principal Financial & Accounting Officer)

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

Signature                           Title                              Date
---------                           -----                              ----

/s/ Richard J. Thalheimer      Chief Executive                    April 15, 2004
-------------------------      Officer, Chairman
Richard J. Thalheimer          (Principal Executive Officer)


/s/ Jeffrey P. Forgan          Executive Vice President,          April 15, 2004
---------------------          Chief Financial Officer,
Jeffrey P. Forgan              Corporate Secretary
                               (Principal Financial and
                               Accounting Officer)


/s/ Alan Thalheimer            Director                           April 15, 2004
-------------------
Alan Thalheimer


/s/ Gerald Napier              Director                           April 15, 2004
-----------------
Gerald Napier


/s/ Morton David               Director                           April 15, 2004
----------------
Morton David


/s/ George James               Director                           April 15, 2004
----------------
George James

                            SHARPER IMAGE CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 -----------------------------------------------

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
------------------------------------------------------------------------------------------------------------------------------------

ACCOUNTS RECEIVABLE
YEAR ENDED JANUARY 31, 2004:
Allowance for doubtful accounts                      $967               $1,426                $1,127                 $1,266

YEAR ENDED JANUARY 31, 2003:
Allowance for doubtful accounts                    $1,082               $1,072                $1,187                   $967

YEAR ENDED JANUARY 31, 2002:
Allowance for doubtful accounts                      $730                 $682                  $330                 $1,082


INDEPENDENT AUDITORS' REPORT ON SCHEDULE

Board of Directors and Stockholders of
  Sharper Image Corporation

We have audited the financial statements of Sharper Image Corporation as of January 31, 2004 and 2003 and for each of the three fiscal years in the period ended January 31, 2004, and have issued our report thereon dated April 12, 2004; such financial statements and report are included in your 2003 Annual Report on Form 10-K. Our audits also included the financial statement schedule of Sharper Image Corporation, listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP


San Francisco, California
April 12, 2004

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

10.12 Split-Dollar Agreement between the Company and Mr. R. Thalheimer, its Chief Executive Officer dated October 13, 1995, effective as of May 17, 1995. (Incorporated by reference to Exhibit 10.17 to Form 10-K for the fiscal year ended January 31, 1996.)

10.13 Assignments of Life Insurance Policy as Collateral, both dated October 13, 1995, effective May 17, 1995. (Incorporated by reference to Exhibit
         10.18 to Form 10-K for the fiscal year ended January 31, 1996.)

10.14 Amendment to the Financing Agreement dated May 15, 1996 between the Company and The CIT Group/Business Credit Inc. (Incorporated by reference to Exhibit 10.19 to the Form 10-Q for the quarter ended April 30, 1996.)

10.15 Amendment to the Financing Agreement dated February 13, 1997 between the Company and The CIT Group/Business Credit Inc. (Incorporated by reference to Exhibit 10.21 to Form 10-K for the fiscal year ended January 31, 1997.)

10.16 Amendment to the Financing Agreement dated March 24, 1997 between the Company and The CIT Group/Business Credit Inc. (Incorporated by reference to Exhibit 10.23 to Form 10-K for the fiscal year ended January 31, 1997.)

10.17 Amendment to the Financing Agreement dated April 6, 1998 between the Company and The CIT Group/Business Credit Inc. (Incorporated by reference to Exhibit 10.25 to Form 10-K for the fiscal year ended January 31, 1998.)


10.18 Amendment to the Financing Agreement dated March 23, 2000 between the Company and The CIT Group/Business Credit Inc. (Incorporated by reference to Exhibit 10.22 to Form 10-K for the fiscal year ended January 31, 2000.)

10.19 Amendment to the Corporate Headquarters Office Lease Agreement dated February 9, 2000 between the Company and its landlord, CarrAmerica Realty Corporation. (Incorporated by reference to Exhibit 10.23 to Form 10-K for the fiscal year ended January 31, 2000.)

10.20 Amendment to the Financing Agreement dated July 18, 2000 between the Company and The CIT Group/Business Credit, Inc. (Incorporated by reference to Exhibit 10.23 to Form 10-Q for the quarter ended October 31, 2000.)

10.21 Amendment to the Financing Agreement dated September 29, 2000 between the Company and The CIT Group/Business Credit, Inc. (Incorporated by reference to Exhibit 10.24 to Form 10-Q for the quarter ended October 31, 2000.)

10.22 Executive Bonus Plan. (Incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed May 4, 2001.)

10.23 Amendment to the Split-Dollar Agreement between the Company and Richard Thalheimer, its Chief Executive Officer dated July 12, 2001, effective as of March 28, 2001. (Incorporated by reference to Exhibit 10.24 to Form 10-Q for the quarter ended October 31, 2001.)

10.24 Officer Non-Qualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.27 to Form 10-Q for the quarter ended October 31, 2003.)

10.25 Employment Agreement dated October 21, 2002 between the Company and Richard Thalheimer. (Incorporated by reference to Exhibit 10.26 to Form 10-Q for the quarter ended October 31, 2003.)

10.26 Amendment to the Financing Agreement dated March 3, 2003 between the Company and the CIT Group/Business Credit Inc. (Incorporated by reference to Exhibit 10.28 to Form 10-Q for the quarter ended April 30,
         2003).

10.27 Loan and Security Agreement dated October 31, 2003 between the Company and Wells Fargo Retail Finance, LLC. (Incorporated by reference to
         Exhibit 10.1 to Form 10-Q for the quarter ended October 31, 2003).

23.1     Independent Auditors' Consent

31.1 Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2 Certification by Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.