Form 10-Q
period 2004-04-30
SHARPER IMAGE CORP
filed 2004-06-09
CIK 811696

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2004 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________________ to _____________


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

                                    Yes X   No ____
                                       ---


Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes X   No ____

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

       Common Stock, $0.01 par value, 15,569,720 shares as of June 7, 2004

                            SHARPER IMAGE CORPORATION

                                    FORM 10-Q

                      For the Quarter Ended April 30, 2004

                                      INDEX


PART I.  FINANCIAL INFORMATION                                              Page

ITEM 1.  Condensed Financial Statements (unaudited)

         Balance Sheets as of April 30, 2004,
                    January 31, 2004 and April 30, 2003                        3

         Statements of Operations
           for the three months ended April 30, 2004 and 2003                  4

         Statements of Cash Flows
           for the three months ended April 30, 2004 and 2003                  5

         Notes to Condensed Financial Statements                            6- 8

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               9- 24

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk            25

ITEM 4.  Controls and Procedures                                              25


PART II.                            OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K                                     26


SIGNATURE PAGE                                                                27


CERTIFICATIONS                                                            28- 31

PART I
FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

SHARPER IMAGE CORPORATION
CONDENSED BALANCE SHEETS
(Unaudited)

                                                                                        April 30,        January 31,       April 30,
                                                                                          2004              2004              2003
Dollars in thousands, except per share amounts                                                            (Note A)
                                                                                        --------          --------          --------
ASSETS
Current Assets:
   Cash and equivalents                                                                 $ 74,678          $ 83,471          $ 36,012
   Accounts receivable, net of allowance for doubtful
    accounts of $1,300, $1,266 and $905                                                   20,728            21,196            13,469
   Merchandise inventories                                                               102,760           110,058            77,262
   Prepaid expenses, deferred taxes and other                                             22,726            20,303            20,377
                                                                                        --------          --------          --------
Total Current Assets                                                                     220,892           235,028           147,120
Property and equipment, net                                                               77,308            70,190            52,836
Deferred taxes and other assets                                                            4,524             4,337             4,636
                                                                                        --------          --------          --------
   Total Assets                                                                         $302,724          $309,555          $204,592
                                                                                        ========          ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                                     $ 19,257          $ 23,434          $ 20,465
   Accrued expenses                                                                       17,833            16,126            16,847
   Accrued compensation                                                                    5,790            11,793             4,810
   Reserve for refunds                                                                    17,561            17,161            12,737
   Deferred revenue                                                                       25,357            25,781            21,235
   Income taxes payable                                                                    1,636             9,399               474
                                                                                        --------          --------          --------
   Total Current Liabilities                                                              87,434           103,694            76,568
Other liabilities                                                                         18,282            15,935             9,707
Commitments and Contingencies                                                               --                --                --
                                                                                        --------          --------          --------
Total Liabilities                                                                        105,716           119,629            86,275
                                                                                        --------          --------          --------

Stockholders' Equity:
 Preferred stock, $0.01 par value:
  Authorized 3,000,000 shares: Issued and outstanding, none                                 --                --                --
 Common stock, $0.01 par value:
  Authorized 25,000,000 shares: Issued and outstanding,
  15,563,036, 15,322,635 and 12,669,585 shares                                               156               153               127
 Additional paid-in capital                                                              102,184            97,211            50,204
 Retained earnings                                                                        94,668            92,562            67,986
                                                                                        --------          --------          --------
Total Stockholders' Equity                                                               197,008           189,926           118,317
                                                                                        --------          --------          --------
Total Liabilities and Stockholders' Equity                                              $302,724          $309,555          $204,592
                                                                                        ========          ========          ========

                                                   See notes to condensed financial statements.


SHARPER IMAGE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                                                          Three Months Ended
Dollars in thousands, except per share amounts               April 30,
                                                   ----------------------------
                                                       2004            2003
                                                   ------------    ------------
REVENUES:
   Net Sales                                       $    152,711    $    113,528
   Delivery                                               3,694           2,781
                                                   ------------    ------------
                                                        156,405         116,309
                                                   ------------    ------------


COST AND EXPENSES:
   Cost of products                                      62,437          47,617
   Buying and occupancy                                  16,049          13,021
   Advertising                                           37,072          25,565
   General, selling and administrative                   37,393          28,900
                                                   ------------    ------------
                                                        152,951         115,103
                                                   ------------    ------------


OTHER INCOME AND EXPENSE:
   Interest income                                          164              99
   Interest expense                                         (38)            (51)
   Other expense                                            (10)           (105)
                                                   ------------    ------------
                                                            116             (57)
                                                   ------------    ------------

Earnings Before Income Tax Expense                        3,570           1,149

Income tax expense                                        1,464             471
                                                   ------------    ------------

Net Earnings                                       $      2,106    $        678
                                                   ============    ============

Net Earnings Per Share-basic                       $       0.14    $       0.05
                                                   ============    ============
Net Earnings Per Share-diluted                     $       0.13    $       0.05
                                                   ============    ============

Weighted Average Number of Shares - basic            15,496,000      12,653,000
Weighted Average Number of Shares - diluted          16,404,000      13,300,000


                  See notes to condensed financial statements.

SHARPER IMAGE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                   Three Months Ended
Dollars in thousands                                                     April 30,
                                                                  --------------------
                                                                    2004        2003
                                                                  --------    --------
Cash Provided by (Used for) Operating Activities:
   Net earnings                                                   $  2,106    $    678
   Adjustments to reconcile net earnings to net cash
     provided by (used for) operating activities:
     Depreciation and amortization                                   4,427       4,216
     Tax benefit from stock option exercises                         2,390         117
     Deferred rent expenses and landlord allowances                    413         121
     Loss on disposal of equipment                                      11          97
   Change in operating assets and liabilities:
     Accounts receivable                                               468        (872)
     Merchandise inventories                                         7,298      (2,506)
     Prepaid expenses and other                                     (2,610)     (5,742)
     Accounts payable, reserve for refunds and accrued expenses     (8,073)     (7,846)
     Deferred revenue, taxes payable and other liabilities          (6,253)     (3,038)
                                                                  --------    --------
   Cash Provided by (Used for) Operating Activities                    177     (14,775)
                                                                  --------    --------

Cash Provided by (Used for) Investing Activities:
   Property and equipment expenditures                             (11,563)     (4,984)
   Proceeds from sale of equipment                                       7        --
                                                                  --------    --------
Cash Used for Investing Activities                                 (11,556)     (4,984)
                                                                  --------    --------

Cash Provided by Financing Activities:
   Proceeds from issuance of common stock, upon
     exercise of stock options                                       2,586         138
                                                                  --------    --------

Cash Provided by Financing Activities                                2,586         138
                                                                  --------    --------

Net Decrease in Cash and Equivalents                                (8,793)    (19,621)
                                                                  --------    --------
Cash and Equivalents at Beginning of Period                         83,471      55,633
                                                                  --------    --------

Cash and Equivalents at End of Period                             $ 74,678    $ 36,012
                                                                  ========    ========



Supplemental Disclosure of Cash Paid for:
   Interest                                                       $     39    $     52
   Income Taxes                                                   $  6,855    $  9,245

                        See notes to condensed financial statements.

                            SHARPER IMAGE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                Three-month periods ended April 30, 2004 and 2003

                                   (Unaudited)

NOTE A- Financial Statements

The condensed balance sheets at April 30, 2004 and 2003, and the related condensed statements of operations and cash flows for the three-month periods then ended have been prepared by Sharper Image Corporation (the "Company"), without audit. In the opinion of management, the condensed financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of April 30, 2004 and 2003, and for the three-month periods then ended. The balance sheet at January 31, 2004, presented herein, has been derived from the audited balance sheet of the Company.

Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these interim financial statements. Accordingly, these interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2003 Annual Report.

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


NOTE B - Employee Stock Compensation

The Company accounts for stock-based employee compensation using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." No compensation expense has been recognized for employee stock options in the accompanying financial statements in accordance with the provisions of APB 25. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", establishes a fair value method of accounting for stock options and other equity instruments. SFAS No. 123 requires the disclosure of pro forma income and earnings per share as if the Company had adopted the fair value method. For determining pro forma earnings per share, the fair value of the stock options and employees' purchase rights were estimated using the Black-Scholes option pricing model. The Company's calculations are based on a multiple option approach and forfeitures are recognized as they occur. Had compensation cost for these stock option and stock purchase plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods of SFAS No. 123, the Company's net earnings and net earnings per share would have been as the pro forma amounts indicate below:

                                                             Three Months Ended
                                                                  April 30,
                                                           ---------------------
                                                              2004        2003
                                                           ----------   --------
Net earnings, as reported                                  $2,106,000   $678,000
Deduct:  Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effect
                                                              574,000    367,000
                                                           ----------   --------
Pro forma net earnings                                     $1,532,000   $311,000
                                                           ==========   ========

Basic net earnings per weighted average share:
     As reported                                                $0.14      $0.05
     Pro forma                                                  $0.10      $0.02

Diluted net earnings per weighted average share:
     As reported                                                $0.13      $0.05
     Pro forma                                                  $0.09      $0.02


NOTE C - Earnings Per Share

Basic earnings per share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive common equivalent shares (stock options) outstanding during period.

                                                          Three Months Ended
                                                               April 30,
                                                       -------------------------
                                                           2004          2003
                                                       -----------   -----------

Net earnings                                           $ 2,106,000   $   678,000
Average shares of common stock
      outstanding during the period                     15,496,000    12,653,000
                                                       ===========   ===========

Basic Earnings per Share                               $      0.14   $      0.05
                                                       ===========   ===========

Average shares of common stock
      outstanding during the period                     15,496,000    12,653,000
      Add:
      Assumed options exercised due to
      exercise price being less than average
      market price net of assumed stock repurchases        908,000       647,000
                                                       -----------   -----------

Diluted weighted average number
      of shares outstanding                             16,404,000    13,300,000
                                                       ===========   ===========

Diluted Earnings per Share                             $      0.13   $      0.05
                                                       ===========   ===========

NOTE D- Revolving Loan and Notes Payable

On October 31, 2003, the Company entered into a revolving secured credit facility with Wells Fargo Bank, National Association. The credit facility has a maturity date of October 31, 2006, and will allow borrowings and letters of credit up to a maximum of $50 million at all times during the year, with a
"borrowing base" determined by inventory levels and specified accounts receivable. The credit facility is secured by the Company's inventory, accounts receivable, and specified other assets. Borrowings under the credit facility bear interest at either the adjusted LIBOR rate plus 1.50% or at Wells Fargo's prime rate less 0.25%. The credit facility contains financial covenants that only apply during an event of default or when the borrowing base is drawn below a specified level. These financial covenants require the Company to maintain a minimum EBITDA (as defined) of $35 million and to maintain capital expenditures below a specified level based on the Company's projections. The credit facility contains limitations on incurring additional indebtedness, making additional investments and permitting a change of control. As of April 30, 2004, letter of credit commitments outstanding under the credit facility were $3.6 million which includes a $1.9 million backstop letter of credit to cover credit commitments outstanding under the Company's former secured credit facility.

NOTE E - Segment Information

The Company classifies its business interests into three reportable segments: retail stores, catalog and direct marketing, and Internet. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note A of the 2003 Annual Report. The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income tax expense or benefit. The Company's reportable segments are strategic business units that offer essentially the same products and utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. The Company does not have intersegment sales, but the segments are managed separately because each segment has different channels for selling the product.

Financial information for the Company's business segments is as follows:

                                                          Three Months Ended
                                                              April 30,
                                                      -------------------------
Dollars in thousands                                    2004             2003
                                                      ---------       ---------
Revenues:
   Stores                                             $  81,362       $  64,786
   Catalog and Direct Marketing                          38,246          30,703
   Internet                                              26,245          16,571
   Other                                                 10,552           4,249
                                                      ---------       ---------
   Total Revenues                                     $ 156,405       $ 116,309
                                                      ---------       ---------

Operating Contributions:
   Stores                                             $  11,441       $   4,282
   Catalog and Direct Marketing                           2,743           5,889
   Internet                                               4,576           2,389
   Unallocated                                          (15,190)        (11,411)
                                                      ---------       ---------
   Earnings Before Income Tax Expense                 $   3,570       $   1,149
                                                      ---------       ---------

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


OVERVIEW
--------
The Sharper Image is a multi-channel specialty retailer of innovative, high quality products that are useful and entertaining and are designed to make life easier and more enjoyable. Our unique assortment of products offers design, creativity and technological innovation, in addition to fun and entertainment. We market and sell our merchandise primarily through three integrated sales channels: The Sharper Image stores, The Sharper Image catalog, which includes revenue from all direct marketing activities and television infomercials, and the Internet. We also market to other businesses through our corporate sales, where revenues are recorded in each of our three sales channels and through our wholesale operations.

Our total revenues increased 34.5% to $156.4 million in the quarter ended April 30, 2004 from $116.3 million in the quarter ended April 30, 2003. This increase was due primarily to the popularity of our Sharper Image Design and Sharper Image branded products, including our air purification line of products, the opening of 29 new stores since April 30, 2003, a comparable store sales increase of 7.8%, and an increase in our multimedia advertising which we believe increased sales in all selling channels.

Our store operations generated the highest proportion of our sales, representing 52.0% and 55.7% of total revenues for the quarter ended April 30, 2004 and 2003, respectively. As of April 30, 2004, we operated 154 The Sharper Image stores in 37 states and the District of Columbia. As part of our growth strategy, we plan to have a 15-20% unit growth in the number of new stores opened for this fiscal year with a target of 26 new stores. We believe we are on track to reach our targeted goal. Our catalog and direct marketing operations, including revenue generated directly from catalogs, print advertising, single product mailers and television infomercials, generated 24.4% and 26.4% of our total revenues for the quarter ended April 30, 2004 and 2003, respectively. Our Internet operations generated 16.8% and 14.2% of total revenues in the quarter ended April 30 2004 and 2003, respectively. Our wholesale operations generated 4.4% and 1.3% of total revenues in the quarter ended April 30, 2004 and 2003, respectively.

One of our goals is to continue to increase the percentage of total revenues attributable to Sharper Image Design and Sharper Image branded products, which typically generate higher margins than our third party branded products. The percentage of our total revenues attributable to Sharper Image Design and Sharper Image branded products was approximately 81% in the quarter ended April 30, 2004 from approximately 79% in the quarter ended April 30, 2003.

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

Our financial statements for the quarter ended April 30, 2004 reflect certain reclassifications made to prior year financial statements in order to conform to the April 30, 2004 financial statements.

RESULTS OF OPERATIONS
---------------------
The following table sets forth the results of operations expressed as a percentage of total revenues for the periods indicated.

                                                              Three Months Ended
                                                                   April 30,
                                                              ------------------
Percentage of Total Revenues                                   2004        2003
----------------------------                                  -----       -----
Revenues:
      Net store sales                                          52.0%       55.7%
      Net catalog and direct marketing sales                   24.4        26.4
      Net Internet sales                                       16.8        14.2
      Net wholesale sales                                       4.4         1.3
      Delivery and other                                        2.4         2.4
                                                              -----       -----
Total Revenues                                                100.0%      100.0%

Costs and Expenses:
      Cost of products                                         39.9        40.9
      Buying and occupancy                                     10.3        11.2
      Advertising                                              23.7        22.0
      General, selling and administrative                      23.9        24.8

Other income (expense)                                          0.1        (0.1)
                                                              -----       -----
Earnings before income tax expense                              2.3         1.0
Income tax benefit                                              0.9         0.4
                                                              -----       -----
Net Earnings                                                    1.4%        0.6%
                                                              =====       =====

The following table sets forth the components of total revenues for the periods indicated.

                                                           Three Months Ended
                                                                 April 30,
                                                         -----------------------
                                                           2004           2003
                                                         --------       --------
Revenues (dollars in thousands)
--------
Net store sales                                          $ 81,362       $ 64,786
Net catalog and direct marketing sales                     38,246         30,703
Net Internet sales                                         26,245         16,571
Net wholesale sales                                         6,858          1,468
                                                         --------       --------
      Total Net Sales                                     152,711        113,528
Delivery and other                                          3,694          2,781
                                                         --------       --------

      Total Revenues                                     $156,405       $116,309
                                                         ========       ========

Revenues
--------
Net sales for the three-month period ended April 30, 2004 increased $39.2 million, or 34.5%, from the comparable three-month period of the prior year. Returns and allowances for the three-month period ended April 30, 2004, were 10.9% of sales, as compared to 11.4% for the comparable prior year period. The increase in net sales for the three-month period ended April 30, 2004 compared to the same period last year was primarily attributable to increases in net sales from stores of $16.6 million; catalog and direct marketing of $7.5 million; Internet operations of $9.7 million; and wholesale operations of $5.4 million.

The increase in total revenues for the first quarter of fiscal 2004, as compared to the first quarter of fiscal 2003 was due primarily to the popularity of our Sharper Image Design proprietary products and Sharper Image brand products, which continues to be a key factor in the increases in net sales in all selling channels. Sharper Image Design proprietary products and private label products increased from approximately 79% of net sales in the first quarter of fiscal 2003 to approximately 81% in the first quarter of fiscal 2004. We believe that the continued development and introduction of new and popular products is a key strategic objective and important to our future success. Also contributing to the increase in total revenues was a comparable store sales increase of 7.8% and the opening of 29 new stores since the first quarter of fiscal 2003. We believe the increased investment in our advertising initiatives in fiscal 2003 and the first quarter of fiscal 2004, including the significant increase in television infomercial advertising, internet search engine placement advertising, and single product mailers highlighting primarily selected Sharper Image Design products, contributed to the higher revenues in all selling channels.

For the three-month period ended April 30, 2004, as compared with the same period last year, net store sales increased $16.6 million, or 25.6% while comparable store sales increased by 7.8%. The increase in net store sales for the three-month period ended April 30, 2004 was primarily attributable to the popularity of Sharper Image Design proprietary and Sharper Image brand products, the increased television infomercial advertising and the opening of 29 new stores, partially offset by the closing of two stores at lease maturity since April 30, 2003. The opening of 29 new stores, offset by the two store closures, resulted in an incremental increase to net store sales of $10.3 million from the same prior year period. The increase in net store sales for the three-month period ended April 30, 2004 as compared with the same prior year period reflects a 9.1% increase in average revenue per transaction and a 15.9% increase in total store transactions.

Comparable store sales are not a measure that has been defined under generally accepted accounting principles. We define comparable monthly store sales as sales from stores where selling square feet did not change by more than 15% in the previous 12 months and which have been open for at least 12 months. Stores generally become comparable once they have 24 months of comparable sales for our annual calculation. We believe that comparable store sales, which excludes the effect of a change in the number of stores open, provides a more useful measure of the performance of our store sales channel than does the absolute change in aggregate net store sales.

For the three-month period ended April 30, 2004, net catalog and direct marketing sales, which includes sales generated from catalog mailings, single product mailers, print advertising and television infomercials, increased $7.5 million, or 24.6%, as compared with the same period last year. This increase was driven primarily by a 44.5% increase in television infomercial advertising spending, a 15.1% increase in single product mailers circulated and a 34.5% increase in The Sharper Image catalog pages circulated, which includes a 17.3% increase in The Sharper Image catalogs circulated. The increase in net catalog and direct marketing sales for the first quarter of fiscal 2004 reflects increases of 16.5% in transactions and 5.3% in average revenue per transaction as compared with the same prior year period.

For the three-month period ended April 30, 2004, Internet sales from our sharperimage.com Web site, which includes the Sharper Image and eBay auction sites, increased $9.7 million, or 58.4% from the same period last year. This increase was attributable to a 5.2% increase in average revenue per transaction and an increase of 46.8% in transactions as compared to the same quarter last year. These increases in Internet sales and transactions were in large part driven by a 209.7% increase in Internet advertising, primarily through search engine placement and affiliate revenue share programs.

For the three-month period ended April 30, 2004, wholesale sales increased $5.4 million, or 367.2% from the same period of the prior year. The increase is attributable primarily due to increasing Sharper Image Design product sales to our existing wholesale customer base and to test programs with new wholesale customers. We believe that the wholesale business will continue to grow, strengthening our brand name and broadening our customer base. We also believe that although the additional wholesale business should add to overall company sales and profitability, this additional wholesale business may put pressure on our own Sharper Image sales increases and may reduce gross margin rate performance.

Cost of Products
----------------
Cost of products for the three-month period ended April 30, 2004 increased $14.8 million, or 31.1%, from the comparable prior year period. The increase in cost of products is due to the higher sales volume compared to the same period last year. The gross margin rate for the first quarter of fiscal 2004 was 60.1%, compared to 59.0% in the same period of the prior year due a shift in sales to Sharper Image Design proprietary and Sharper Image brand products which generally have higher gross margin rates. The gross margin rate improvement was negatively impacted by delivery expense of $4.8 million which was $1.2 million in excess of delivery income collected. Delivery expense exceeded delivery income by $0.7 million in the comparable prior year period.

Our gross margin rate fluctuates with the changes in our merchandise mix, primarily Sharper Image Design proprietary and Sharper Image brand products, which changes as we make new items available in various categories or introduce new proprietary products. The variation in merchandise mix from category to category from year to year is characteristic of our sales results being driven by individual products rather than by general lines of merchandise. Additionally, the auction sites and other selected promotional activities, such as free shipping offers, will, in part, tend to offset the rate of increase in our gross margin rate. Our gross margins may not be comparable to those of other retailers, since some retailers include the costs related to their distribution network in cost of products while we exclude them from gross margin and include them instead in general, selling and administrative expenses. We cannot accurately predict future gross margin rates, although our goal is to continue to increase sales of Sharper Image Design proprietary and Sharper Image brand products to capitalize on the higher margins realized on these products.

Buying and Occupancy
--------------------
Buying and occupancy costs for the three-month period ended April 30, 2004 increased $3.0 million, or 23.2%, from the comparable prior year period. The increase reflects the occupancy costs associated with the 29 new stores opened since April 30, 2003 and rent increases associated with lease renewals, partially offset by the occupancy costs of the two Sharper Image stores closed at lease maturity since April 30, 2003. Buying and occupancy costs as a percentage of total revenues decreased to 10.3% for the first quarter of 2004 from 11.2% for the first quarter of 2003 due to increasing leverage on store sales. Our goal is to continue to grow the number of new stores by 15%-20% on an annual basis, but we cannot assure you we will achieve this goal.

Advertising
-----------
Advertising for the three-month period ended April 30, 2004 increased $11.5 million, or 45.0%, from the comparable prior year period. The increase in advertising expense was attributable primarily to a 44.5% increase in television infomercial advertising expense and a 209.7% increase in Internet advertising, which includes search engine key word placement and revenue share costs incurred for affiliate programs. Also contributing to the increase in advertising is a 15.1% increase in the number of single product mailers circulated and a 34.5% increase in the number of The Sharper Image catalogs pages circulated, which includes a 17.3% increase in the number of The Sharper Image catalogs circulated. Additionally, we continued our other multimedia advertising initiatives, which included radio and newspaper advertising, among others.

Although we believe they contributed to the increase in sales in the stores, catalog and direct marketing, Internet and wholesale operation channels, there can be no assurance of the continued success of these advertising initiatives. Advertising expenses as a percentage of total revenues increased to 23.7% in the first quarter of fiscal 2004 from 22.0% in the first quarter of fiscal 2003. Although there is usually a declining marginal benefit obtained by increasing advertising expenditures, we monitor the effectiveness of our advertising in order to achieve a reasonable return on our investment in advertising.

We believe that the expansion of our multimedia advertising initiatives contributed to the sales increases for the first fiscal quarter of 2004 and increased brand awareness. Our advertising strategy will continue to be an important factor in our future revenue growth and as a result, we expect to increase advertising costs dollars to be higher in fiscal 2004 over fiscal 2003, although not the level of percentage increase experienced in the first quarter ended April 30, 2004.

General, Selling and Administrative Expenses
--------------------------------------------
General, selling and administrative, or GS&A, expenses for the three-month period ended April 30, 2004 increased $8.5 million, or 29.4%, from the comparable prior year period. Contributing to this increase was an increase of $2.8 million due primarily to variable expenses from increased net sales. Also contributing to the increase were increases of $0.3 million for health care and insurance, $0.9 million for distribution center shipping costs incurred for product delivery to our stores primarily due to the increase of 27 net new stores since April 30, 2003, and $1.7 million related to professional fees. GS&A expenses for the three-month period ended April 30, 2004 decreased as a percentage of total revenues to 23.9% from 24.8% for the comparable prior year period.

Other Income and Expense
------------------------
The increase in other income is primarily due to the interest income earned on higher investment balances generated from the proceeds from our public stock offering and improved operating results. The decrease in other expense relates to a decrease in loss on the disposal of assets.

Liquidity and Capital Resources
-------------------------------
We met our short-term liquidity needs and our capital requirements in the three-month period ended April 30, 2004 with cash generated by operations, trade credit and existing cash balances.

Net cash provided by operating activities totaled $0.2 million for the first quarter of fiscal 2004, an increase of $15.0 million from the first quarter of fiscal 2003. The increase in net cash provided by operating activities is primarily due to increases in net earnings and tax benefits from stock option exercises and a decrease in merchandise inventory levels from the end of fiscal 2003, offset by increases in prepaid expenses and accounts payable.

Net cash used in investing activities, primarily capital expenditures for new stores, tooling costs for proprietary products and technological upgrades to our operational infrastructure, totaled $12.0 million in the first quarter of fiscal 2004 compared to $5.0 million in the same period of fiscal 2003. During the first quarter of fiscal 2004, we opened five new stores and began the configuration of the distribution center located in Richmond, VA.

Net cash provided by financing activities totaled $2.6 million during the first quarter ended April 30, 2004, which was the result of the proceeds from the issuance of common stock in connection with our stock option plan.

On October 31, 2003, we terminated our secured credit facility and entered into a new revolving secured credit facility ("Credit Facility") with Wells Fargo Bank, National Association. The Credit Facility has a maturity date of October 31, 2006, and will allow borrowings and letters of credit up to a maximum of $50 million at all times during the year, with a "borrowing base" determined by inventory levels and specified accounts receivable. The Credit Facility is secured by our inventory, accounts receivable, and specified other assets. Borrowings under the Credit Facility bear interest at either the adjusted LIBOR rate plus 1.50% or at Wells Fargo's prime rate less 0.25%. The Credit Facility contains financial covenants that only apply during an event of default or when the borrowing base is drawn below a specified level. These financial covenants require us to maintain a minimum EBITDA (as defined) on a rolling 12-month basis of $35 million and to maintain capital expenditures below a specified level based on our projections. The Credit Facility contains limitations on incurring additional indebtedness, making additional investments and permitting a change of control. As of April 30, 2004, letter of credit commitments outstanding under the Credit Facility were $3.6 million which includes a $1.9 million backstop letter of credit to cover credit commitments outstanding under the Company's former secured credit facility.

For the remainder of fiscal 2004, we plan to continue our accelerated new store unit growth goal with a 15% to 20% increase target in the number of stores on an annual basis and to remodel five to 10 of our existing store locations. We plan to continue our capital investment in tooling costs for proprietary products and to further expand our infrastructure by increasing our distribution center capabilities and continue our enhancement of our technology systems. We believe that our total capital expenditures for fiscal 2004 will be approximately $35 million to $40 million.

We believe we will be able to fund our capital expenditures for new and remodeled stores, technological enhancements and tooling costs for Sharper Image Design products through existing cash balances, cash generated from operations, trade credits, and, as necessary, our credit facility.

Seasonality
-----------
Our business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the Holiday shopping season. In the past years, a substantial portion of our total revenues and all or most of our net earnings occur in the fourth quarter ending January 31. The results of operations for these interim periods are not necessarily indicative of the results for the full fiscal year.


Factors Affecting Future Operating Results
------------------------------------------
         The following factors, in addition to the other information contained in this report, should be considered carefully in evaluating us and our prospects. This report (including without limitation the following Factors Affecting Future Operating Results) contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) regarding us and our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development of new products, store expansions, possible changes in economic conditions and other statements regarding matters that are not historical are forward-looking statements.

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

In order to meet our strategic goals, we must successfully offer our customers new, innovative and high quality products on a continuous basis. Our product offerings must be affordable, useful to the customer, well made, distinctive in design and not widely available from other retailers. We cannot predict with certainty that we will successfully offer products that meet these requirements in the future. Some products or a group of related products usually produce sales volumes that are significant to our total sales volume in a particular period.

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

During fiscal 2002, 2003 and the first quarter of fiscal 2004, the sales of our air purification line of products constituted a significant portion of our total revenues and net income. Although not as significant, the sales from our home and portable stereo system and massage product lines constituted a substantial portion of our total revenues and net income.

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

Our comparable store sales also fluctuate significantly and can contribute to fluctuations in our quarterly operating results. Our comparable store sales are affected by a variety of factors, including customer demand in different geographic regions, our ability to efficiently source and distribute products, changes in our product mix, competition, advertising and our wholesale operations. Although we believe it is sound business strategy to take advantage of broadening our customer base and to leverage our brand and advertising through the increase in our wholesale business, the impact of selling our Sharper Image Design proprietary and Sharper Image brand products through an increased number of other selected retailers may put pressure on our own comparable store sales increase percentage.

 Our comparable store sales have fluctuated significantly in the past and we believe that such fluctuations may continue. Our historic comparable net store sales changes from the prior fiscal year were as follows:


                   Fiscal year              Percentage increase (decrease)
                   -----------              ------------------------------
                      2000                                29.0
                      2001                               (16.0)
                      2002                                13.6
                      2003                                15.3
            2004 (First three months)                      7.8


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

Our revenues depend in part on our ability to effectively market and advertise our products through The Sharper Image catalog and direct marketing operations. Increases in advertising, paper or postage costs may limit our ability to advertise without reducing our profitability. If we decrease our advertising efforts due to increased advertising costs, restrictions placed by regulatory agencies or for any other reason, our future operating results may be materially adversely affected. We are also utilizing and constantly testing other advertising media, such as television infomercials, radio, single product mailings and other print media. Our advertising expenditures increased by approximately $26.0 million or 26.7% in fiscal 2003 from the prior fiscal year.

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

As of June 7, 2004, Richard Thalheimer, our Founder, Chairman and Chief Executive Officer, beneficially owned approximately 21% of our common stock. As a result, Mr. Thalheimer will continue to exert substantial influence over the election of directors and over our corporate actions.

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

The interest payable on the Company's credit facility is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable debt rose 0.38% (10% from the bank's reference rate) during the period ending April 30, 2004, the Company's results from operations and cash flows would not have been materially affected. In addition, the Company has fixed and variable income investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio.

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

                                     PART II

                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits


10.1 Lease agreement dated May 11, 2004 between the Company and Sri Hills Plaza Venture LLC.

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

32.1 Certification by Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2 Certification by Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K

         We did not file any report on Form 8-K during the three months ended April 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            SHARPER IMAGE CORPORATION



Date:     June 9, 2004                      By: /s/ Tracy Y. Wan
                                               ---------------------------------
                                                     Tracy Y. Wan
                                                     President
                                                     Chief Operating Officer



                                            By: /s/ Jeffrey P. Forgan
                                              ----------------------------------
                                                     Jeffrey P. Forgan
                                                     Executive Vice President
                                                     Chief Financial Officer