Form 10-Q
period 2004-07-31
SHARPER IMAGE CORP
filed 2004-09-09
CIK 811696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2004

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 0-15827

SHARPER IMAGE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-2493558
(State of Incorporation)	(I.R.S. Employer Identification No.)

650 Davis Street, San Francisco, California	94111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 445-6000

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

Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $0.01 par value, 15,704,730 shares as of September 7, 2004

SHARPER IMAGE CORPORATION

FORM 10-Q

For the Quarter Ended July 31, 2004

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

Sharper Image Corporation

Condensed Balance Sheet

(In thousands, except share amounts)

	July 31, 2004	January 31, 2004 (Note A)	July 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$64,114	$83,471	$64,687
Short-term investments	—	—	3,000
Accounts receivable, net of allowance for doubtful accounts of $1,099, $1,266 and $708	23,039	21,196	10,785
Merchandise inventories	102,790	110,058	90,361
Prepaid expenses, deferred taxes and other	22,976	20,303	19,849

Total Current Assets	212,919	235,028	188,682
Property and equipment, net	85,869	70,190	55,564
Deferred taxes and other assets	4,874	4,337	2,145

Total Assets	$303,662	$309,555	$246,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$18,797	$23,434	$22,239
Accrued expenses	18,360	16,126	14,770
Accrued compensation	4,929	11,793	6,528
Reserve for refunds	17,215	17,161	13,680
Deferred revenue	24,393	25,781	19,346
Income taxes payable	94	9,399	—

Total Current Liabilities	83,788	103,694	76,563
Other liabilities	19,778	15,935	10,217
Commitments and contingencies	—	—	—

Total Liabilities	103,566	119,629	86,780

Stockholders’ Equity:
Preferred stock, $0.01 par value:
Authorized 3,000,000 shares: Issued and outstanding, none	—	—	—
Common stock, $0.01 par value:
Authorized 25,000,000 shares: Issued and outstanding, 15,704,730, 15,322,635 and 15,028,660 shares	157	153	150
Additional paid-in capital	104,595	97,211	90,667
Retained earnings	95,344	92,562	68,794

Total Stockholders’ Equity	200,096	189,926	159,611

Total Liabilities and Stockholders’ Equity	$303,662	$309,555	$246,391

See Notes to Condensed Financial Statements

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

Sharper Image Corporation

Condensed Statements of Operations

(In thousands, except share and per-share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
REVENUES:
Net sales	$145,378	$121,532	$298,089	$235,060
Delivery	3,390	3,053	6,988	5,788
List rental and licensing	195	114	291	160

	148,963	124,699	305,368	241,008

COSTS AND EXPENSES:
Cost of products	65,394	53,526	127,831	101,143
Buying and occupancy	16,963	13,174	33,012	26,195
Advertising	28,755	25,877	65,827	51,442
General, selling, and administrative	36,768	30,935	74,161	59,835

	147,880	123,512	300,831	238,615

OTHER INCOME:
Interest income	177	361	341	460
Interest expense	(51)	(75)	(89)	(126)
Other expense	(64)	(104)	(74)	(209)

	62	182	178	125

Earnings Before Income Tax Expense	1,145	1,369	4,715	2,518
Income tax expense	469	561	1,933	1,032

Net Earnings	$676	$808	$2,782	$1,486

Net Earnings per Share
Basic	$0.04	$0.05	$0.18	$0.11

Diluted	$0.04	$0.05	$0.17	$0.10

Weighted Average Number of Shares
Basic	15,636,000	14,763,000	15,566,000	13,725,000
Diluted	16,386,000	15,717,000	16,408,000	14,572,000

See Notes to Condensed Financial Statements

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

Sharper Image Corporation

Condensed Statements of Cash Flows

(In thousands)

	Six Months Ended July 31,
	2004	2003
Cash provided by (used for) operating activities:
Net earnings	$2,782	$1,486
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Depreciation and amortization	9,479	8,641
Tax benefit from stock option exercises	3,591	1,612
Deferred rent expenses and landlord allowances	582	178
Loss on disposal of equipment	76	199
Change in operating assets and liabilities:
Accounts receivable	(1,843)	1,812
Merchandise inventories	7,268	(15,605)
Prepaid expenses and other	(3,210)	(2,718)
Accounts payable, reserve for refunds and accrued expenses	(9,213)	(5,488)
Deferred revenue, taxes payable, and other liabilities	(7,432)	(4,957)

Cash provided by (used for) operating activities	2,080	(14,840)

Cash provided by (used for) investing activities:
Property and equipment expenditures	(25,234)	(12,235)
Purchases of short-term investments	—	(3,000)

Cash used for investing activities	(25,234)	(15,235)

Cash provided by financing activities:
Proceeds from issuance of common stock due to public offering, net of fees	—	38,471
Proceeds from issuance of common stock resulting from stock options exercised	3,797	658

Cash provided by financing activities	3,797	39,129

Net increase (decrease) in cash and cash equivalents	(19,357)	9,054

Cash and cash equivalents at beginning of period	83,471	55,633

Cash and cash equivalents at end of period	$64,114	$64,687

Supplemental disclosure of cash paid for:
Interest expense	$79	$69
Income taxes	$7,457	$9,518

See Notes to Condensed Financial Statements

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Sharper Image Corporation

Notes to Condensed Financial Statements

Three-month and six-month periods ended July 31, 2004 and 2003

NOTE A- Interim Financial Statements

Basis of Presentation

The condensed balance sheets at July 31, 2004 and 2003, and the related condensed statements of operations for the three-month and six-month periods ended July 31, 2004 and 2003 and related statements of cash flows for the six-month periods ended July 31, 2004 and 2003 have been prepared by Sharper Image Corporation (the “Company”), without audit. In the opinion of management, the condensed financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of July 31, 2004 and 2003, and for the three-month and six-month periods then ended. The balance sheet at January 31, 2004, presented herein, has been derived from the audited balance sheet of the Company. Certain reclassifications were made in prior periods’ condensed financial statements to conform to current periods’ presentation.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended January 31, 2004, which includes a complete set of footnote disclosures, including the Company’s significant accounting policies.

The Company’s business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the holiday shopping season. A substantial portion of the Company’s total revenues and all or most of the Company’s net earnings usually occur in the fourth quarter ending January 31. The Company, as is typical in the retail industry, generally experiences lower revenues and net operating results during the other quarters and has incurred and may continue to incur losses in these quarters. The results of operations for these interim periods are not necessarily indicative of the results for the full fiscal year.

Use of Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ materially from estimates and assumptions made.

NOTE B - Employee Stock Compensation

The Company accounts for stock-based employee compensation using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” No compensation expense has been recognized for employee stock options in the accompanying financial statements in accordance with the provisions of APB 25. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, establishes a fair value method of accounting for stock options and other equity instruments. SFAS No. 123 requires the disclosure of pro forma income and earnings per share as if the Company had adopted the fair value method. For determining pro forma earnings per share, the fair value of the stock options and employees’ purchase rights were estimated using the Black-Scholes option pricing model. The Company’s calculations are based on a multiple option approach and forfeitures are recognized as they occur. Had compensation cost for these stock option and stock purchase plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods of SFAS No. 123, the Company’s net earnings and net earnings per share would have been as the pro forma amounts indicate below:

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Net earnings, as reported	$676,000	$808,000	$2,782,000	$1,486,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	707,000	402,000	1,281,000	769,000
Pro forma net (loss) earnings	($31,000)	$406,000	$1,501,000	$717,000
Basic net earnings per weighted average share:
As reported	$0.04	$0.05	$0.18	$0.11
Pro forma	$0.00	$0.03	$0.10	$0.05
Diluted net earnings per weighted average share:
As reported	$0.04	$0.05	$0.17	$0.10
Pro forma	$0.00	$0.03	$0.09	$0.05

NOTE C - Earnings per Share

Basic earnings per share is computed as net income available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares to be issued through stock options.

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Net earnings	$676,000	$808,000	$2,782,000	$1,486,000
Average shares of common stock outstanding during the period	15,636,000	14,763,000	15,566,000	13,725,000

Basic earnings per share	$0.04	$0.05	$0.18	$0.11

Average shares of common stock outstanding during the period	15,636,000	14,763,000	15,566,000	13,725,000
Add:
Assumed options exercised due to exercise price being less than average market price net of assumed stock repurchases	750,000	954,000	842,000	847,000

Diluted weighted average number of shares outstanding	16,386,000	15,717,000	16,408,000	14,572,000

Diluted earnings per share	$0.04	$0.05	$0.17	$0.10

NOTE D - Revolving Loan and Notes Payable

On October 31, 2003, the Company entered into a revolving secured credit facility with Wells Fargo Bank, National Association. The credit facility has a maturity date of October 31, 2006, and will allow borrowings and letters of credit up to a maximum of $50 million at all times during the year, with a “borrowing base” determined by inventory levels and specified accounts receivable. The credit facility is secured by the Company’s inventory, accounts receivable, and specified other assets. Borrowings under the credit facility bear interest at either the adjusted LIBOR rate plus 1.50% or at Wells Fargo’s prime rate less 0.25%. The credit facility contains financial covenants that only apply during an event of default or when the borrowing base is drawn below a specified level. These financial covenants require the Company to maintain a minimum EBITDA (as defined) of $35 million and to maintain capital expenditures below a specified level based on the Company’s projections. The credit facility contains limitations on incurring additional indebtedness, making additional investments and permitting a change of control. As of July 31, 2004, letter of credit commitments outstanding under the credit facility were $10.0 million.

NOTE E - Segment Information

The Company classifies its business interests into four reportable segments: retail stores, catalog and direct marketing, Internet and wholesale. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note A of the 2003 Annual Report. The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income tax expense or benefit. The Company has not allocated any advertising costs surrounding catalog and brand awareness to the wholesale segment. The Company’s reportable segments are strategic business units that offer essentially the same products and utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. The Company does not have intersegment sales, but the segments are managed separately because each segment has different channels for selling the product.

Financial information for the Company’s business segments is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
(In thousands)
Revenues:
Stores	$85,981	$73,227	$167,343	$138,013
Catalog and Direct Marketing	22,945	25,569	61,191	56,272
Internet	20,432	17,943	46,677	34,514
Wholesale	16,020	4,793	22,878	6,261
Other	3,585	3,167	7,279	5,948

Total Revenues	$148,963	$124,699	$305,368	$241,008

Operating Contributions:
Stores	$9,463	$7,572	$21,286	$13,393
Catalog and Direct Marketing	1,171	3,902	4,443	8,306
Internet	1,259	1,727	5,989	4,149
Wholesale	6,311	1,315	8,431	1,662
Unallocated	(17,059)	(13,147)	(35,434)	(24,992)

Earnings before income tax expense	$1,145	$1,369	$4,715	$2,518

PART I - FINANCIAL INFORMATION

ITEM 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Results of Operations and Financial Condition contained in our report on Form 10-K as filed with the Securities and Exchange Commission. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements may include but are not limited to statements regarding our future products and enhancements, business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Form 10-Q. Additionally, statements concerning future matters such as the development of new products or enhancements, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements. All forward-looking statements in this Form 10-Q are based upon information available to us as of the date hereof, and we assume no obligation to revise or update any such forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Form 10-Q. Actual results could differ materially from our current expectations. Factors that could cause or contribute to such differences include, but are not limited to those set forth under “Factors Affecting Future Operating Results” below in this Quarterly Report, and elsewhere in this Quarterly Report.

Overview

The Sharper Image is a multi-channel specialty retailer of innovative, high quality products that are useful and entertaining and are designed to make life easier and more enjoyable. Our unique assortment of products offers design, creativity and technological innovation, in addition to fun and entertainment. We market and sell our merchandise primarily through four integrated sales channels: The Sharper Image stores, The Sharper Image catalog, which includes revenue from all direct marketing activities and television infomercials, the Internet and wholesale. We also market to other businesses through our corporate sales, where revenues are recorded in each of our sales channels.

Our total revenues increased 19.5% to $149.0 million in the quarter ended July 31, 2004 from $124.7 million in the quarter ended July 31, 2003. For the six-month period ended July 31, 2004, our total revenues increased 26.7% to $305.4 million from $241.0 million in the same period last year. The increases were due primarily to the popularity of our Sharper Image Design and Sharper Image branded products, including our air purification line of products, the opening of 35 new stores since July 31, 2003, a comparable store sales increase of 4.4%, and an increase in our multimedia advertising which we believe increased sales in all selling channels. We have experienced softer than expected sales in the month of July and August, in part reflecting a lower response to our direct marketing. Although it is too early to accurately predict, this softness may indicate a weakening in consumer spending that could adversely affect our revenues and earnings for the second half of fiscal 2004.

Our store operations generated the highest proportion of our sales, representing 57.7% and 58.7% of total revenues for the three-month period ended July 31, 2004 and July 31, 2003, respectively and 54.8% and 57.3% for the six-month period ended July 31, 2004 and July 31, 2003, respectively. As of July 31, 2004, we operated 164 The Sharper Image stores in 37 states and the District of Columbia. As part of our growth strategy, we anticipate 15-20% growth in the number of new stores with a target of 26 new stores. As of July 31, 2004, we have opened 15 new stores toward achieving this target. We believe we are on track to reach our targeted goal. Our catalog and direct marketing operations, including revenue generated directly from catalogs, print advertising, single product mailers and television infomercials, generated 15.4% and 20.5% of our total revenues for the quarter ended July 31, 2004 and 2003, respectively, and 20.0% and 23.3% for the six-month period ended July 31, 2004 and 2003, respectively. Our Internet operations generated 13.7% and 14.4% of total revenues in the second quarter, and 15.3% and 14.3% for the six-month period ended July 31, 2004, as compared with the same periods last year. Our wholesale operations generated 10.8% and 3.8% of total revenues in the quarter ended July 31, 2004 and 2003, respectively, and 7.5% and 2.6% for the six-month period ended July 31, 2004 and 2003, respectively. Sales changes within merchandise categories and sales shifts between selling channels may decrease revenues and gross margins, but may increase operating margin, although there is no assurance of this.

One of our goals is to continue to increase the percentage of total revenues attributable to Sharper Image Design and Sharper Image branded products, which typically generate higher margins than our third party branded products. Sharper Image Design and Sharper Image branded products were approximately 73% of net sales in the second quarter of fiscal 2004 and fiscal 2003. The percentage of our total revenues attributable to Sharper Image Design and Sharper Image branded products was approximately 78% for the six-month period ended July 31, 2004 from approximately 76% for the six-month period ended July 31, 2003.

Our business is highly seasonal, with sales peaks in the end-of-year holiday shopping seasons as well as for Mother’s Day, Father’s Day and graduation gift-giving. A substantial portion of our total revenues, and all or most of our net earnings, occur in our fourth fiscal quarter ending January 31. In addition, similar to many retailers, we make merchandising and inventory decisions for the holiday season well in advance of the holiday selling season. Accordingly, unfavorable economic conditions or deviations from projected demand for products during the fourth quarter could have a material adverse effect on our financial position or results of operations for the entire fiscal year. The fourth quarter accounted for more than 40% of total revenues in both fiscal 2003 and 2002. In addition, the fourth quarter accounted for all of our net earnings in fiscal 2002 and substantially all of our net earnings in 2003.

Results of Operations

The following table sets forth the results of operations expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Percentage of Total Revenues
Revenues:
Net store sales	57.7%	58.7%	54.8%	57.3%
Net catalog and direct marketing sales	15.4	20.5	20.0	23.3
Net Internet sales	13.7	14.4	15.3	14.3
Net wholesale sales	10.8	3.8	7.5	2.6
Delivery	2.3	2.5	2.3	2.4
List rental and licensing	0.1	0.1	0.1	0.1

Total Revenues	100.0%	100.0%	100.0%	100.0%
Costs and Expenses:
Cost of products	43.9	42.9	41.9	42.0
Buying and occupancy	11.4	10.6	10.8	10.9
Advertising	19.3	20.7	21.5	21.3
General, selling and administrative	24.7	24.8	24.3	24.8
Other Income	0.0	0.1	0.0	0.0

Earnings Before Income Taxes	0.7	1.1	1.5	1.0
Income Tax Expense	0.3	0.4	0.6	0.4

Net Earnings	0.4%	0.7%	0.9%	0.6%

The following table sets forth the components of total revenues for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
(In thousands)
Revenues
Net store sales	$85,981	$73,227	$167,343	$138,013
Net catalog and direct marketing sales	22,945	25,569	61,191	56,272
Net Internet sales	20,432	17,943	46,677	34,514
Net wholesale sales	16,020	4,793	22,878	6,261

Total Net Sales	145,378	121,532	298,089	235,060
List rental and licensing	3,585	3,167	7,279	5,948

Total Revenues	$148,963	$124,699	$305,368	$241,008

Revenues

Net sales for the second quarter increased $23.8 million, or 19.6%, from the comparable three-month period of the prior year. Increases in net sales for the three-month period ended July 31, 2004 were attributable to increases of $12.8 million from store sales, $11.2 million in wholesale sales, and $2.5 million from Internet sales, offset by a $2.6 million decrease in catalog sales. Net sales for the six-month period ended July 31, 2004 increased $63.0 million, or 26.8%, from the comparable period last year. Of the $63.0 million increase, $29.3 million related to increased store sales, $16.6 million from wholesale sales, $12.2 million from Internet sales and $4.9 million from catalog sales. Returns and allowances for the three-month and six-month periods ended July 31, 2004, were 9.3% and 10.1% of sales, as compared with 11.5% and 11.4% of sales for the comparable prior year periods. We believe that the decrease in returns and allowances for the three-month period ended July 31, 2004 as compared to the same prior year period is due primarily to improved quality control in the production of various top-selling Sharper Image branded products that resulted from improvements which have been made over time in response to customer feedback. We have not changed the factors used to estimate the allowance in fiscal 2004.

The increase in total revenues for the second quarter of fiscal 2004, as compared to the second quarter of fiscal 2003 was due primarily to the popularity of our Sharper Image Design and Sharper Image branded products, which continues to be a key factor in the increases in net sales in all selling channels. Sharper Image Design and Sharper Image branded products were approximately 73% of net sales in the second quarter of fiscal 2004, which was consistent with the same period of 2003, and increased from approximately 76% of net sales in the comparable first six months of fiscal 2003 to approximately 78% for the six-month period ended July 31, 2004. We believe that the continued development and introduction of new and popular products is a key strategic objective and important to our future success. Also contributing to the increase in total revenues was a comparable store sales increase of 4.4% and the opening of 35 new stores since the second quarter of fiscal 2003. We believe the increased investment in our advertising initiatives in fiscal 2003 which continued through the second quarter of fiscal 2004, including the increase in the number of catalogs mailed, television infomercial, print advertising and Internet search engine placement advertising contributed to the higher revenues in the retail and Internet channels.

For the three-month and six-month periods ended July 31, 2004, as compared with the same periods last year, net store sales increased $12.8 million, or 17.4%, and $29.3 million, or 21.3%, while comparable store sales increased by 1.1% and 4.4%, respectively. The increase in net store sales for the three-month and six-month periods ended July 31, 2004 were primarily attributable to the popularity of Sharper Image Design and Sharper Image branded products, increased television infomercial advertising, comparable store sales increases of 1.1% and 4.4%, respectively and the opening of 35 new stores, partially offset by the closing of one store at lease maturity since July 31, 2003. The opening of 35 new stores, offset by the one store closure, resulted in an incremental increase to net store sales of $10.4 million for the second quarter of 2004 as compared with the second quarter of 2003, and $18.3 million for the six-month period ended July 31, 2004, as compared with the same prior year period. The increase in net store sales for the three-month period ended July 31, 2004 as compared with the same prior year period reflects a 6.3% increase in average revenue per transaction and a 10.7% increase in total store transactions. Total store transactions increased 13.0% for the six-month period ended July 31, 2004 and average revenue per transaction increased by 7.7%, compared with the same prior year period.

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

For the three-month and six-month periods ended July 31, 2004, as compared with the same periods of the prior year, net catalog and direct marketing sales, which includes sales generated from catalog mailings, single product mailers, print advertising and television infomercials, decreased $2.6 million, or 10.3%, and increased $4.9 million, or 8.7%, respectively. The decrease in net catalog and direct marketing sales for the three-month period ended July 31, 2004 was due to decreased response rates on catalogs mailed, a decrease in direct sales related to infomercial media expenses and a 19.4% decrease in single product mailers circulated. For the three-month period ended July 31, 2004, the decrease in catalog and direct marketing sales also reflects a 9.6% decrease in the number of transactions, partially offset by an increase of 1.2% in average revenue per transaction compared with the same prior year period.

The increase from net catalog and direct marketing activities for the six-month period ended July 31, 2004, as compared to the same period last year, was due primarily to a 29.5% increase in television infomercial advertising, a 12.7% increase in the number of The Sharper Image catalogs circulated, which includes a 27.9% increase in catalog pages circulated, partially offset by a 1.9% decrease in single product mailers circulated. For the six-month period ended July 31, 2004, the increase in net catalog and direct marketing sales reflects increases of 3.7% in the number of transactions and 4.8% in average revenue per transaction compared with the same prior year period.

For the three-month and six-month periods ended July 31, 2004, Internet sales from our sharperimage.com Website, which includes the Sharper Image and eBay auction sites, increased $2.5 million, or 13.9% and $12.2 million, or 35.2%, respectively, from the same periods last year. The Internet sales increase for the three months ended July 31, 2004 was attributable to a 20.6% increase in transactions, partially offset by a 6.8% decrease in average revenue per transaction as compared to the same period last year. The Internet sales increase for the six months ended July 31, 2004 was attributable to a 32.7% increase in transactions as compared to the same period of the prior year. Average revenue per transaction for the six-month period remained consistent with the prior year. These increases in sales and transactions were in large part driven by a 15.6% and 89.2% increase for the three-month and six-month periods ended July 31, 2004 in Internet advertising, primarily through search engine placement and affiliate revenue share programs.

For the three-month and six-month periods ended July 31, 2004, wholesale sales increased $11.2 million, or 234.2%, and $16.6 million, or 265.4%, respectively, from the same periods of the prior year. The increase is primarily attributable to increasing Sharper Image Design product sales to our existing wholesale customer base and to test programs with new wholesale customers. We believe that the wholesale business strengthens our brand name and broadens our customer base. We also believe that although the additional wholesale business should add to overall company sales and profitability, this additional wholesale business may put pressure on sales made through our own Sharper Image selling channels. For the three-month period ended July 31, 2004, the increase in wholesale sales helped to offset a decrease in gross margin.

Cost of Products

Cost of products for the three-month period ended July 31, 2004 increased $11.9 million, or 22.2% compared to the three-month period ended July 31, 2003. The gross margin rate for the three-month period ended July 31, 2004 was 56.0%, as compared to 57.0% for the same prior year period. The decrease in gross margin rate was primarily due to the sales shift between Sharper Image Design and Sharper Image branded products sold through store, catalog and direct marketing and Internet sales channels, partially offset by the increased gross margin generated from sales through our wholesale channel. In addition, the decrease in gross margin for the three-month period ended July 31, 2004 was also affected by delivery expense of $4.3 million, which was $0.9 million in excess of delivery income received as compared to delivery expense of $3.8 million, which was $0.7 million in excess of delivery income for the same prior year period.

Cost of products for the six-month period ended July 31, 2004 increased $26.7 million, or 26.4%, from the comparable prior year period. The gross margin rate for the six-month period ended July 31, 2004 was 58.1%, as compared to 58.0% for the same prior year period. Gross margin was slightly positive for the six months ended July 31, 2004 due to the sales mix shift to a higher percentage of Sharper Image Design and Sharper Image branded products. These positive factors were partially offset by decreased gross margins from our wholesale sales channel, which were lower than the gross margin recognized from our store, catalog and direct marketing and Internet sales channels. Also partially offsetting this increase was delivery expense of $9.1 million, which was $2.1 million in excess of delivery income received for the six-month period ended July 31, 2004 as compared to delivery expense of $7.2 million, which was $1.4 million in excess of delivery income for the same prior year period.

Our gross margin rate fluctuates with the changes in our merchandise mix, primarily Sharper Image Design and Sharper Image branded products, which changes as we make new items available in various categories or introduce new proprietary products. In addition, our gross margin rate can also fluctuate as sales shifts occur between our various selling channels, particularly as wholesale sales increase. The variation in merchandise mix from category to category from year to year is characteristic of our sales results being driven by individual products rather than by general lines of merchandise. Additionally, the auction sites and other selected promotional activities, such as free shipping offers, will, in part, tend to offset the rate of increase in our gross margin rate. Our gross margins may not be comparable to those of other retailers, since some retailers include the costs related to their distribution network in cost of products while we, and other retailers, exclude them from gross margin and include them instead in general, selling and administrative expenses. We cannot accurately predict future gross margin rates, although our goal is to continue to increase sales of Sharper Image Design and Sharper Image branded products to capitalize on the higher margins realized on these products.

Buying and Occupancy

Buying and occupancy costs for the three-month and six-month periods ended July 31, 2004 increased $3.8 million, or 28.8%, and $6.8 million, or 26.0%, from the comparable prior year periods. The increases reflect the occupancy costs associated with the 35 new stores opened since July 31, 2003 and rent increases associated with lease renewals, partially offset by the occupancy costs of the one Sharper Image store closed at lease maturity since July 31, 2003. Buying and occupancy costs as a percentage of total revenues increased to 11.4% from 10.6% for the three-month period ended July 31, 2004, and decreased to 10.8% from 10.9% for the six-month period ended July 31, 2004. The increase in the occupancy costs as a percentage of revenues for the quarter was primarily due to lower-than-expected sales growth in all channels, which caused a de-leverage in store and distribution center occupancy costs. Our goal is to continue to grow the number of new stores by 15%-20% on an annual basis, but we cannot assure you we will achieve this goal.

Advertising

Advertising for the three-month period ended July 31, 2004 increased $2.9 million, or 11.1% compared to the same prior year period. The increase was attributable primarily to a 70.1% increase in print media advertising, a 15.6% increase in Internet advertising which includes search engine key word placement and revenue share costs incurred for affiliate programs, a 15.4% increase in catalog advertising, resulting from an 8.8% increase in the number of catalogs circulated, which includes a 25.0% increase in page count, and a 6.2% increase in television infomercial advertising expense. These increases were partially offset by a 13.8% decrease in solo mailer advertising expense due to a decrease of 19.4% in solo mailers circulated and a 13.0% decrease in radio advertising expense.

Advertising for the six-month period ended July 31, 2004 increased $14.4 million, or 28.0%, compared to the same prior year period. The increase was primarily attributable to a 114.7% increase in print media advertising, an 89.2% increase in Internet advertising, a 29.5% increase in television infomercial advertising expense, a 21.2% increase in catalog advertising due to a 12.7% increase in circulation, which includes a 27.9% increase in page count and a 13.6% increase in radio advertising. This was partially offset by a 7.3% decrease in solo mailer expense, due to a decrease of 1.9% in solo mailers circulated.

Although we believe they contributed to the increase in sales in the stores, catalog and direct marketing, Internet and wholesale operation channels, there can be no assurance of the continued success of these advertising initiatives. Advertising expenses as a percentage of total revenues decreased to 19.3% for the three-month period ended July 31, 2004 compared to 20.7% for the comparable prior year period, and increased to 21.5% for the six-month period ended July 31, 2004 compared to 21.3% in the prior year. Although there is usually a declining marginal benefit obtained by increasing advertising expenditures, we monitor the effectiveness of our advertising in order to achieve a reasonable return on our investment in advertising.

We believe that the expansion of our multimedia advertising initiatives contributed to the sales increases for the first half of 2004 and increased brand awareness. Our advertising strategy will continue to be an important factor in our future revenue growth and as a result, we expect advertising costs to be higher in fiscal 2004 compared to fiscal 2003.

General, Selling and Administrative Expenses

General, selling and administrative (“GS&A”) expenses for the three-month and six-month periods ended July 31, 2004 increased $5.8 million, or 18.9%, and $14.3 million, or 24.0%, from the comparable prior year periods. Contributing to the three-month increase was an increase of $2.3 million due primarily to variable expenses from increased net sales. Also contributing to the increase were increases of $0.3 million for health care and insurance, $1.4 million for distribution center shipping costs incurred for product delivery to our stores primarily due to the increase of 34 net new stores since July 31, 2003, and $0.8 million related to professional fees. Contributing to the six-month increase was $5.2 million due primarily to variable expenses from increased net sales. Also contributing to the increase were increases of $0.7 million for health care and insurance, $2.4 million for distribution center shipping costs incurred for product delivery to our stores, and $2.5 million related to professional fees. GS&A expenses for the three-month period ended July 31, 2004 decreased as a percentage of total revenues to 24.7% from 24.8% for the comparable prior year period. For the six-month period ended July 31, 2004, GS&A expenses decreased as a percentage of total revenues to 24.3% from 24.8% in the prior year.

Other Income and Expense

The increase in net other income is primarily due to lower expenses as a result of a decrease in loss on the disposal of assets, which was partially offset by a decrease in interest income due to decreased cash and short-term investment balances.

Liquidity and Capital Resources

We met our short-term liquidity needs and our capital requirements in the six-month period ended July 31, 2004 with cash generated by operations, trade credit and existing cash balances.

Net cash provided by operating activities totaled $2.1 million for the first six months of fiscal 2004, an increase of $16.9 million from the same period of fiscal 2003. The increase in net cash provided by operating activities is primarily due to increases in net earnings and tax benefits from stock option exercises and a decrease in merchandise inventory levels from the end of fiscal 2003.

Net cash used for investing activities, primarily capital expenditures for new stores and remodels of existing stores, tooling costs for proprietary products and technological upgrades to our operational infrastructure, totaled $25.2 million in the first six months of fiscal 2004 compared to $12.2 million in the same period of fiscal 2003. During the first half of fiscal 2004, we opened fifteen new stores as compared to five new stores opened in the first half of fiscal 2003. We also purchased $3 million of short-term investments during the six months ended July 31, 2003.

Net cash provided by financing activities totaled $3.8 million during the six months ended July 31, 2004, which was the result of the proceeds from the issuance of common stock in connection with our stock option plan. This is compared to $39.1 million in the same period of fiscal year 2003, which resulted from $38.5 million in proceeds from the issuance of common stock from our public offering.

On October 31, 2003, we terminated our secured credit facility and entered into a new revolving secured credit facility (“Credit Facility”) with Wells Fargo Bank, National Association. The Credit Facility has a maturity date of October 31, 2006, and will allow borrowings and letters of credit up to a maximum of $50 million at all times during the year, with a “borrowing base” determined by inventory levels and specified accounts receivable. The Credit Facility is secured by our inventory, accounts receivable, and specified other assets. Borrowings under the Credit Facility bear interest at either the adjusted LIBOR rate plus 1.50% or at Wells Fargo’s prime rate less 0.25%. The Credit Facility contains financial covenants that only apply during an event of default or when the borrowing base is drawn below a specified level. These financial covenants require us to maintain a minimum EBITDA (as defined) on a rolling 12-month basis of $35 million and to maintain capital expenditures below a specified level based on our projections. The Credit Facility contains limitations on incurring additional indebtedness, making additional investments and permitting a change of control. As of July 31, 2004, letter of credit commitments outstanding under the Credit Facility were $10.0 million.

For the remainder of fiscal 2004, we plan to continue our accelerated new store unit growth goal with a 15% to 20% increase target in the number of stores on an annual basis and to remodel 5 to 10 of our existing store locations. We plan to continue our capital investment in tooling costs for proprietary products and to further expand our infrastructure by increasing our distribution center capabilities and continue our enhancement of our technology systems. We believe that our total capital expenditures for fiscal 2004 will be approximately $37 million to $40 million.

We believe we will be able to fund our capital expenditures for new and remodeled stores, technological enhancements and tooling costs for Sharper Image Design products through existing cash balances, cash generated from operations, trade credits, and, as necessary, our credit facility.

Seasonality

Our business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the holiday shopping season. In past years, a substantial portion of our total revenues and all or most of our net earnings occur in the fourth quarter ending January 31. The results of operations for these interim periods are not necessarily indicative of the results for the full fiscal year.

Factors Affecting Future Operating Results

The following factors, in addition to the other information contained in this report, should be considered carefully in evaluating us and our prospects. This report (including without limitation the following Factors Affecting Future Operating Results) contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) regarding us and our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development of new products, store expansions, possible changes in economic conditions and other statements regarding matters that are not historical are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors we currently know about. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, but are not limited to, those discussed below and in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” as well as those discussed elsewhere in this report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of the report.

If we fail to continuously offer new merchandise that our customers find attractive, the demand for our products may be limited.

In order to meet our strategic goals, we must successfully offer our customers new, innovative and high quality products on a continuous basis. Our product offerings must be affordable, useful to the customer, well-made, distinctive in design and not widely available from other retailers. We cannot predict with certainty that we will successfully offer products that meet these requirements in the future. Some products or a group of related products usually produce sales volumes that are significant to our total sales volume in a particular period.

If other retailers, especially department stores or discount retailers, offer the same products or products similar to those we sell, or if our products become less popular with our customers, our sales may decline or we may decide to offer our products at lower prices. If customers buy fewer of our products or if we have to reduce our prices, our revenues and earnings will decline.

Our products must appeal to a broad range of consumers whose preferences we cannot predict with certainty and may change between sales seasons. If we misjudge either the market for our products or our customers’ purchasing habits, our sales may decline, our inventories may increase or we may be required to sell our products at lower prices. This would have a negative effect on our business.

If we do not maintain sufficient inventory levels, or if we are unable to deliver our products to our customers in sufficient quantities, our operating results will be adversely affected.

We must be able to deliver our merchandise in sufficient quantities to meet the demands of our customers and deliver this merchandise to customers in a timely manner. We must be able to maintain sufficient inventory levels, particularly during the peak holiday selling season. If we fail to achieve these goals, we may be unable to meet customer demand, and our future results will be adversely affected if we are not successful in achieving these goals. Our success depends on our ability to anticipate and respond to changing product trends and consumer demands in a timely manner.

A significant portion of our sales during any given period of time may be generated by a particular product or line of products and if sales of those products or line of products decrease, our stock price may be adversely affected.

During fiscal 2002, fiscal 2003 and through the second quarter of fiscal 2004, the sales of our air purification line of products constituted a significant portion of our total revenues and net income. Although not as significant, the sales from our home and portable stereo system and massage product lines constituted a substantial portion of our total revenues and net income.

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

Consumer spending patterns, particularly discretionary spending for products such as ours, are affected by, among other things, prevailing economic conditions, stock market volatility, increasing gas prices, threats of war, acts of terrorism, wage rates, interest rates, inflation, taxation, consumer confidence and consumer perception of economic conditions. General economic, political and market conditions, such as recessions, may adversely affect our business results and the market price of our common stock. We may not be able to accurately anticipate the magnitude of these effects on future quarterly results.

Our success depends in part on our ability to internally design and develop our Sharper Image Design products.

We have invested significant resources in and are increasingly dependent on the success of the Sharper Image Design products that we design and develop. These products have typically generated higher gross margins than other products and our merchandising strategy emphasizes these products. Some of these products or a group of related products, which are affected by customers’ demands and the level of our marketing and advertising efforts, can produce sales volumes that are significant to our total sales volume in a particular period. In order to be successful, we must continue to design and develop products that meet the demands of our customers, as well as create customer demand for these products. Our goal is to increase the percentage of total revenues attributable to Sharper Image Design and Sharper Image branded products, although we expect this percentage may decline from time to time, as it did from 2002 to 2003, and cannot assure you we will otherwise achieve our goal. If we are unable to successfully design and develop these products, our operating results may be adversely affected.

We rely on foreign sources of production and our business would be adversely affected if our suppliers are not able to meet our demand and alternative sources are not available.

We must ensure that the products we design and develop are manufactured cost-effectively. We rely solely on a select group of contract manufacturers, most of whom are located in Asia (primarily China), to produce these products in sufficient quantities to meet customer demand and to obtain and deliver these products to our customers in a timely manner. These arrangements are subject to the risks of relying on products manufactured outside the United States, including political unrest and trade restrictions, local business practice and political issues, including issues relating to compliance with domestic or international labor standards, currency fluctuations, work stoppages, economic uncertainties, including inflation and government regulations, availability of raw materials and other uncertainties. If we are unable to successfully obtain and timely deliver sufficient quantities of these products, our operating results may be adversely affected. There is increasing political pressure on China to permit the exchange rate of its currency, the Chinese Yuan (“CNY”), to float against the U.S. Dollar (“USD”). Although substantially all of our supply contracts in China are denominated in USD, our suppliers could attempt to renegotiate these contracts if the CNY/USD exchange rate were to change.

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

We depend on our vendors’ ability to timely deliver sufficient quantities of products and our business can be harmed by work stoppages or other interruptions to delivery of products.

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

We believe our registered service mark and trademark “The Sharper Image” and the brand name recognition that we have developed are of significant value. We actively pursue and protect not only our brand name, but all of our corporate trademarks and other intellectual property rights to ensure that the quality of our brand and the value of our proprietary rights are maintained. In addition, we protect our proprietary marketing strategies, illustrative catalogs and product packaging through numerous copyright registrations. We also seek patents to establish and protect our proprietary rights relating to the technologies and products we have developed, are in the process of developing, or that we may develop in the future. We have taken and will continue, in the future, to take all steps necessary to broaden and enhance our patent protection by obtaining both utility and design patent protection directed to our proprietary products. For instance, we currently own 47 U.S. utility patents, 102 U.S. design patents and 44 international patents.

We have at least eight U.S. utility patents and several U.S. design patents as well as a number of international patents that protect our air purification line of products.

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

Our comparable store sales also fluctuate significantly and can contribute to fluctuations in our quarterly operating results. Our comparable store sales are affected by a variety of factors, including customer demand in different geographic regions, our ability to efficiently source and distribute products, changes in our product mix, competition, advertising and our wholesale operations. Although we believe it is sound business strategy to take advantage of broadening our customer base and to leverage our brand and advertising through the increase in our wholesale business, the impact of selling our Sharper Image Design and Sharper Image branded products through an increased number of other selected retailers may put pressure on our own comparable store sales increase percentage.

Our comparable store sales have fluctuated significantly in the past and we believe that such fluctuations may continue. Our historic comparable net store sales changes from the prior fiscal year were as follows:

Fiscal year	Percentage increase (decrease)
2000	29.0
2001	(16.0)
2002	13.6
2003	15.3
2004 (First six months)	4.4

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

The continued growth of our wholesale sales channel presents certain risks that could adversely affect us.

We sell products through a multi-channel strategy. While we believe that the wholesale sales channel offers growth opportunities and exposure to a greater customer base, this growth could adversely impact our business. In general, depending on product mix, our sales to wholesale partners carry lower gross margins than sales made through our other channels. In addition, the sales made through this channel could shift sales from our higher margin sales channels, particularly our retail and catalog channels.

Our business will be harmed if we are unable to successfully implement our growth strategy.

Our growth strategy primarily includes the following components:

•	increase Sharper Image Design and Sharper Image branded product offerings;

•	broaden our customer base;

•	open new stores; and

•	broaden our sales and marketing channels

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

We plan to increase our number of stores by 15%-20% annually. We may not be able to attain our target new store openings, and any of our new stores that we open may not be profitable, either of which could have an adverse impact on our financial results. Our ability to expand by opening new stores will depend in part on the following factors:

•	the availability of attractive store locations;

•	our ability to negotiate favorable lease terms;

•	our ability to identify customer demand in different geographic areas;

•	the availability and cost of store fixtures;

•	general economic conditions; and

•	availability of sufficient funds for expansion

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

We conduct the majority of our distribution operations and all of our catalog and Internet order processing fulfillment functions from our own facility in Little Rock, Arkansas, and leased facilities in Little Rock, Arkansas; Ontario, California and Richmond, Virginia. During fiscal 2003, we entered into a lease for a distribution center in Richmond, Virginia, which we are planning to have fully operational during the third quarter of fiscal 2004. We also use contract fulfillment and warehouse facilities for additional seasonal requirements. Any disruption in the operations at any distribution center, particularly during the holiday shopping season, could result in late delivery of products and make it difficult to meet customer demand for our products.

In addition, we rely upon third party carriers for our product shipments, including shipments to and from all of our stores. As a result, we are subject to certain risks, including employee strikes and inclement weather, associated with such carriers’ ability to provide delivery services to meet our shipping needs.

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

As of September 3, 2004, Richard Thalheimer, our Founder, Chairman and Chief Executive Officer, beneficially owned approximately 20% of our common stock. As a result, Mr. Thalheimer will continue to exert substantial influence over the election of directors and over our corporate actions.

Our common stock price is volatile.

Our common stock is quoted on the NASDAQ National Market, which has experienced and is likely to experience in the future significant price and volume fluctuations, which could reduce the market price of our common stock without regard to our operating performance. From February 1, 2004 to July 31, 2004, the price per share of our common stock has ranged from a high of $39.88 to a low of $26.10. We believe that among other factors, any of the following factors could cause the price of our common stock to fluctuate substantially:

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

PART I - FINANCIAL INFORMATION

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risks, which include changes in interest rates and, to a lesser extent, foreign exchange rates. The Company does not engage in financial transactions for trading or speculative purposes.

The interest payable on the Company’s credit facility is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on existing variable debt rose 0.43% (10% from the bank’s reference rate) during the period ending July 31, 2004, the Company’s results from operations and cash flows would not have been materially affected. In addition, the Company has fixed and variable income investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio.

The Company enters into a significant amount of purchase obligations outside of the U.S. that are settled in U. S. dollars, and therefore, has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that foreign currency exchange risk is immaterial.

ITEM 4. Controls and Procedures

(a) Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

PART II - OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company’s 2004 Annual Meeting of Stockholders (the Annual Meeting) was held on June 7, 2004. The following matters were voted on by the stockholders:

1. Election of five Directors. Messrs. Richard J. Thalheimer, Alan Thalheimer, Gerald Napier, Morton David, and George James were elected to the Company’s Board of Directors. The results of the voting were as follows: 14,426,724 votes in favor of Richard J. Thalheimer, with 149,899 votes withheld; 14,221,950 votes in favor of Alan Thalheimer, with 354,673 votes withheld; 13,939,990 votes in favor of Gerald Napier, with 636,633 votes withheld; 13,942,415 votes in favor of Morton David, with 634,208 votes withheld; and 13,739,785 votes in favor of George James, with 836,838 votes withheld.

2. Ratification of selection of Deloitte & Touche LLP as independent public accountants for the Company for the fiscal year ending January 31, 2005. The result of the vote was 14,386,508 in favor, 187,160 against, and 2,955 abstaining.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3.2	Amended and Restated Bylaws.

31.1	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer.

31.2	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer.

32.1	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer.

32.2	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer.

(b) Reports on Form 8-K

We did not file any report on Form 8-K during the three months ended July 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHARPER IMAGE CORPORATION

Date: September 9, 2004	by:	/s/ Tracy Y. Wan
Tracy Y. Wan
President
Chief Operating Officer

	by:	/s/ Jeffrey P. Forgan
Jeffrey P. Forgan
Executive Vice President
Chief Financial Officer