Form 10-Q
period 2004-10-31
SHARPER IMAGE CORP
filed 2004-12-09
CIK 811696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2004

or

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

Common Stock, $0.01 par value, 15,706,830 shares as of December 8, 2004

SHARPER IMAGE CORPORATION

FORM 10-Q

For the Quarter Ended October 31, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Sharper Image Corporation

Condensed Balance Sheet

(In thousands, except share amounts)

	October 31, 2004	January 31, 2004 (Note A)	October 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$24,701	$83,471	$21,947
Short-term investments	—	—	4,000
Accounts receivable, net of allowance for doubtful accounts of $1,253, $1,266 and $764	41,277	21,196	20,427
Merchandise inventories	146,093	110,058	136,324
Prepaid expenses, deferred taxes and other	34,512	20,303	24,636

Total Current Assets	246,583	235,028	207,334
Property and equipment, net	94,367	70,190	63,472
Deferred taxes and other assets	6,952	4,337	5,012

Total Assets	$347,902	$309,555	$275,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$47,317	$23,434	$39,383
Accrued expenses	22,314	16,126	18,510
Accrued compensation	6,246	11,793	6,194
Reserve for refunds	19,409	17,161	14,386
Deferred revenue	31,785	25,781	22,958
Income taxes payable	—	9,399	—

Total Current Liabilities	127,071	103,694	101,431
Other liabilities	24,064	15,935	10,765
Commitments and contingencies	—	—	—

Total Liabilities	151,135	119,629	112,196

Stockholders’ Equity:
Preferred stock, $0.01 par value:
Authorized 3,000,000 shares: Issued and outstanding, none	—	—	—
Common stock, $0.01 par value:
Authorized 25,000,000 shares: Issued and outstanding, 15,705,830, 15,322,635 and 15,123,881 shares	157	153	151
Additional paid-in capital	104,602	97,211	93,692
Retained earnings	92,008	92,562	69,779

Total Stockholders’ Equity	196,767	189,926	163,622

Total Liabilities and Stockholders’ Equity	$347,902	$309,555	$275,818

See Notes to Condensed Financial Statements

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Sharper Image Corporation

Condensed Statements of Operations

(In thousands, except share and per-share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
REVENUES:
Net sales	$149,977	$124,873	$448,066	$359,933
Delivery	3,406	3,105	10,394	8,893
List rental and licensing	240	143	531	303

	153,623	128,121	458,991	369,129

COSTS AND EXPENSES:
Cost of products	70,395	56,417	198,226	157,560
Buying and occupancy	16,970	14,331	49,982	40,526
Advertising	33,030	24,260	98,857	75,702
General, selling, and administrative	38,775	31,726	112,936	91,561

	159,170	126,734	460,001	365,349

OTHER INCOME:
Interest income	173	136	514	596
Interest expense	(63)	(27)	(152)	(153)
Other income (expense)	(217)	174	(291)	(35)

	(107)	283	71	408

Earnings (Loss) Before Income Tax Expense (Benefit)	(5,654)	1,670	(939)	4,188

Income tax expense (benefit)	(2,318)	685	(385)	1,717

Net Earnings (Loss)	$(3,336)	$985	$(554)	$2,471

Net Earnings (Loss) per Share
Basic	$(0.21)	$0.07	$(0.04)	$0.17

Diluted	$(0.21)	$0.06	$(0.04)	$0.16

Weighted Average Number of Shares
Basic	15,705,000	15,089,000	15,613,000	14,185,000
Diluted	15,705,000	16,052,000	15,613,000	15,059,000

See Notes to Condensed Financial Statements

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Sharper Image Corporation

Condensed Statements of Cash Flows

(In thousands)

	Nine Months Ended October 31,
	2004	2003
Cash provided by (used for) operating activities:
Net earnings (loss)	$(554)	$2,471
Adjustments to reconcile net earnings (loss) to cash used for operating activities:
Depreciation and amortization	15,077	12,291
Tax benefit from stock option exercises	3,597	2,511
Deferred rent expenses and landlord allowances	378	210
Loss on disposal of equipment	284	370
Change in operating assets and liabilities:
Accounts receivable	(20,081)	(7,830)
Merchandise inventories	(36,035)	(61,568)
Prepaid expenses and other	(16,824)	(9,962)
Accounts payable, reserve for refunds and accrued expenses	26,772	15,768
Deferred revenue, taxes payable, and other liabilities	4,356	(836)

Cash used for operating activities	(23,030)	(46,575)

Cash used for investing activities:
Property and equipment expenditures	(39,538)	(23,957)
Purchases of short-term investments	—	(4,000)

Cash used for investing activities	(39,538)	(27,957)

Cash provided by (used for) by financing activities:
Proceeds from issuance of common stock due to public offering, net of fees	—	38,471
Proceeds from issuance of common stock resulting from stock options exercised	3,798	2,785
Payments made for credit facility fees	—	(410)

Cash provided by financing activities	3,798	40,846

Net decrease in cash and cash equivalents	(58,770)	(33,686)

Cash and cash equivalents at beginning of period	83,471	55,633

Cash and cash equivalents at end of period	$24,701	$21,947

Supplemental disclosure of cash paid for:
Interest expense	$129	$97
Income taxes	$7,798	$9,518

See Notes to Condensed Financial Statements

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Sharper Image Corporation

Notes to Condensed Financial Statements

Three-month and nine-month periods ended October 31, 2004 and 2003

NOTE A- Interim Financial Statements

Basis of Presentation

The condensed balance sheets at October 31, 2004 and 2003, and the related condensed statements of operations for the three-month and nine-month periods ended October 31, 2004 and 2003 and related statements of cash flows for the nine-month periods ended October 31, 2004 and 2003 have been prepared by Sharper Image Corporation (the “Company”), without audit. In the opinion of management, the condensed financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of October 31, 2004 and 2003, and for the three-month and nine-month periods then ended. The balance sheet at January 31, 2004, presented herein, has been derived from the audited balance sheet of the Company. Certain reclassifications were made in prior periods’ condensed financial statements to conform to current periods’ presentation.

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

The Company’s business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the holiday shopping season. A substantial portion of the Company’s total revenues and all or most of the Company’s net earnings usually occur in the fourth quarter ending January 31. The Company, as is typical in the retail industry, generally experiences lower revenues and lower net operating results during the other quarters and has incurred and may continue to incur losses in these quarters. The results of operations for these interim periods are not necessarily indicative of the results for the full fiscal year.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Net earnings (loss), as reported	$(3,336,000)	$985,000	$(554,000)	$2,471,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	896,000	453,000	2,177,000	1,222,000

Pro forma net earnings (loss)	$(4,232,000)	$532,000	$(2,731,000)	$1,249,000

Basic net earnings (loss) per weighted average share:
As reported	$(0.21)	$0.07	$(0.04)	$0.17
Pro forma	$(0.27)	$0.04	$(0.17)	$0.09

Diluted net earnings (loss) per weighted average share:
As reported	$(0.21)	$0.06	$(0.04)	$0.16
Pro forma	$(0.27)	$0.03	$(0.17)	$0.08

NOTE C - Earnings per Share

Basic earnings per share is computed as net income available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares to be issued through stock options.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Net earnings (loss)	$(3,336,000)	$985,000	$(554,000)	$2,471,000
Average shares of common stock outstanding during the period	15,705,000	15,089,000	15,613,000	14,185,000

Basic earnings (loss) per share	$(0.21)	$0.07	$(0.04)	$0.17

Average shares of common stock outstanding during the period	15,705,000	15,089,000	15,613,000	14,185,000
Add:
Assumed options exercised due to exercise price being less than average market price net of assumed stock repurchases	—	963,000	—	874,000

Diluted weighted average number of shares outstanding	15,705,000	16,052,000	15,613,000	15,059,000

Diluted earnings (loss) per share	$(0.21)	$0.06	$(0.04)	$0.16

The potential effects of stock options were excluded from the diluted earnings per share for the three and nine-month periods ended October 31, 2004 because their inclusion in net loss periods would be anti-dilutive to the earnings per share calculation. Options to purchase 2,746,317 shares of common stock were outstanding as of October 31, 2004.

Of these options, 836,724 stock options for the three months ended October 31, 2004 and 1,239,641 stock options for the nine months ended October 31, 2004 were excluded from dilutive earnings per share calculation because the Company was in a net loss position and their inclusion would have been anti-dilutive.

Had the Company been in a net income position, stock options of 982,600 for the three months ended October 31, 2004 and stock options of 64,750 for the nine months ended October 31, 2004, respectively, would have been excluded from the diluted earnings per share calculation because the option exercise price exceeded the average stock price for those periods.

NOTE D - Revolving Loan and Notes Payable

The Company has a revolving secured credit facility with Wells Fargo Bank, National Association. The credit facility has a maturity date of October 31, 2006, and allows borrowings and letters of credit up to a maximum of $50 million at all times during the year, with a “borrowing base” determined by inventory levels and specified accounts receivable. The credit facility is secured by the Company’s inventory, accounts receivable, and specified other assets. Borrowings under the credit facility bear interest at either the adjusted LIBOR rate plus 1.50% or at Wells Fargo’s prime rate less 0.25%. The credit facility contains financial covenants that only apply during an event of default or when the borrowing base is drawn below a specified level. These financial covenants require the Company to maintain a minimum EBITDA (as defined) on a rolling 12-month basis of $35 million and to maintain capital expenditures below a specified level based on the Company’s projections. The credit facility contains limitations on incurring additional indebtedness, making additional investments and permitting a change of control. As of October 31, 2004, letter of credit commitments outstanding under the credit facility were $5.7 million.

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

Financial information for the Company’s business segments is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands)	2004	2003	2004	2003
Revenues:
Stores	$80,145	$69,649	$247,488	$207,662
Catalog and Direct Marketing	24,047	23,800	85,238	80,072
Internet	21,027	16,971	67,704	51,485
Wholesale	24,758	14,453	47,636	20,714
Other	3,646	3,248	10,925	9,196

Total Revenues	$153,623	$128,121	$458,991	$369,129

Operating Contributions:
Stores	$2,792	$4,471	$24,079	$17,864
Catalog and Direct Marketing	1,146	2,980	5,589	11,286
Internet	1,008	2,914	6,997	7,062
Wholesale	8,278	4,459	16,709	6,121
Unallocated	(18,878)	(13,154)	(54,313)	(38,145)

Earnings (loss) before income tax expense (benefit)	$(5,654)	$1,670	$(939)	$4,188

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

Our total revenues increased 19.9% to $153.6 million in the quarter ended October 31, 2004 from $128.1 million in the quarter ended October 31, 2003. For the nine-month period ended October 31, 2004, our total revenues increased 24.3% to $459.0 million from $369.1 million in the same period last year. The increases were due primarily to the popularity of our Sharper Image Design and Sharper Image branded products, including our air purification line of products, the opening of 31 new stores since October 31, 2003, a comparable store sales increase of 2.6%, and an increase in our multimedia advertising which we believe increased sales in all selling channels.

Our store operations generated the highest proportion of our sales, representing 52.2% and 54.4% of total revenues for the three-month period ended October 31, 2004 and October 31, 2003, respectively, and 53.9% and 56.3% for the nine-month period ended October 31, 2004 and October 31, 2003, respectively. As of October 31, 2004, we operated 170 The Sharper Image stores in 37 states and the District of Columbia. As part of our growth strategy for fiscal 2004, we anticipate 15-20% growth in the number of new stores with a goal of 26 new stores. As of October 31, 2004, we have opened 21 new stores toward achieving this goal and believe we are on track to reach our targeted goal. Our catalog and direct marketing operations, including revenue generated directly from catalogs, print advertising, single product mailers and television infomercials, generated 15.6% and 18.6% of our total revenues for the quarter ended October 31, 2004 and 2003, respectively, and 18.6% and 21.7% for the nine-month period ended October 31, 2004 and 2003, respectively. Our Internet operations generated 13.7% and 13.2% of total revenues in the third quarter of fiscal 2004 and 2003, respectively, and 14.7% and 13.9% for the nine-month period ended October 31, 2004 and 2003, respectively. Our wholesale operations generated 16.1% and 11.3% of total revenues in the quarter ended October 31, 2004 and 2003, respectively, and 10.4% and 5.6% for the nine-month period ended October 31, 2004 and 2003, respectively.

One of our goals is to continue to increase the percentage of total revenues attributable to Sharper Image Design and Sharper Image branded products, which typically generate higher margins than our third party branded products. Sharper Image Design and Sharper Image branded products were approximately 77% of net sales in the third quarter of fiscal 2004 and 73% in the third quarter of fiscal 2003. The percentage of our total revenues attributable to Sharper Image Design and Sharper Image branded products were approximately 77% for the nine-month period ended October 31, 2004 and approximately 75% for the nine-month period ended October 31, 2003. We believe the increase in percentage of revenues attributable to Sharper Image Design and Sharper Image branded products was due to the modification of certain third party branded products making them exclusive Sharper Image branded product offerings and the introduction of the Professional Series™ line of Ionic Breeze® Silent Air Purifiers.

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

Results of Operations

The following table sets forth the results of operations expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Percentage of Total Revenues
Revenues:
Net store sales	52.2%	54.4%	53.9%	56.3%
Net catalog and direct marketing sales	15.6	18.6	18.6	21.7
Net Internet sales	13.7	13.2	14.7	13.9
Net wholesale sales	16.1	11.3	10.4	5.6
Delivery	2.2	2.4	2.3	2.4
List rental and licensing	0.2	0.1	0.1	0.1

Total Revenues	100.0%	100.0%	100.0%	100.0%

Costs and Expenses:
Cost of products	45.8	44.0	43.2	42.7
Buying and occupancy	11.1	11.2	10.9	11.0
Advertising	21.5	18.9	21.5	20.5
General, selling and administrative	25.2	24.8	24.6	24.8
Other Income (Expense)	(0.1)	0.2	0.0	0.1

Earnings (Loss) Before Income Taxes	(3.7)	1.3	(0.2)	1.1

Income Tax Expense (Benefit)	(1.5)	0.5	(0.1)	0.4

Net Earnings (Loss)	(2.2)%	0.8%	(0.1)%	0.7%

The following table sets forth the components of total revenues for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Revenues (In thousands)
Net store sales	$80,145	$69,649	$247,488	$207,662
Net catalog and direct marketing sales	24,047	23,800	85,238	80,072
Net Internet sales	21,027	16,971	67,704	51,485
Net wholesale sales	24,758	14,453	47,636	20,714

Total Net Sales	149,977	124,873	448,066	359,933
Delivery and other	3,646	3,248	10,925	9,196

Total Revenues	$153,623	$128,121	$458,991	$369,129

Revenues

Net sales for the third quarter increased $25.1 million, or 20.1%, from the comparable three-month period of the prior year. Increases in net sales for the three-month period ended October 31, 2004 were attributable to increases of $10.5 million from store sales, $10.3 million in wholesale sales, $4.1 million from Internet sales, and $0.2 million in catalog and direct marketing sales. Net sales for the nine-month period ended October 31, 2004 increased $88.1 million, or 24.5%, from the comparable period last year. Of the $88.1 million increase, $39.8 million related to increased store sales, $26.9 million from wholesale sales, $16.2 million from Internet sales and $5.2 million from catalog and direct marketing sales. Returns and allowances for the three-month and nine-month periods ended October 31, 2004, were 10.5% and 10.2% of sales, as compared with 10.5% and 11.1% of sales for the comparable prior year periods.

The increase in total revenues for the third quarter of fiscal 2004, as compared to the third quarter of fiscal 2003 was due primarily to the popularity of our Sharper Image Design and Sharper Image branded products, which continues to be a key factor in the increases in net sales in all selling channels. Sharper Image Design and Sharper Image branded products increased to approximately 77% of net sales in the third quarter of fiscal 2004, from approximately 73% for the same period of 2003, and increased to approximately 77% of net sales in the comparable first nine months of fiscal 2004, from approximately 75% for the nine-month period ended October 31, 2003. We believe that the continued development and introduction of new and popular products is a key strategic objective and important to our future success. During the third quarter ended October 31, 2004, we introduced the Professional Series™ line of Ionic Breeze® Silent Air Purifiers, which we believe contributed to the increase in percentage of revenues attributable to Sharper Image Design and Sharper Image branded products. Also contributing to the increase in total revenues was a comparable store sales increase of 2.6% for the nine-month period ended October 31, 2004, the modification of certain third party branded products making them exclusive Sharper Image branded product offerings and the opening of 31 new stores since the third quarter of fiscal 2003. We believe the increased investment in our advertising initiatives in fiscal 2003 which continued through the third quarter of fiscal 2004, including the increase in the number of catalogs mailed, television infomercial, print advertising and Internet search engine placement advertising contributed to the higher revenues in all selling channels.

For the three-month and nine-month periods ended October 31, 2004, as compared with the same periods last year, net store sales increased $10.5 million, or 15.1%, and $39.8 million, or 19.2%, while comparable store sales decreased by 0.8% and increased by 2.6%, respectively. The increase in net store sales for the three-month and nine-month periods ended October 31, 2004 were primarily attributable to the popularity of Sharper Image Design and Sharper Image branded products, the opening of 31 new stores since October 31, 2003 and increased television infomercial advertising. The opening of 31 new stores resulted in an incremental increase to net store sales of $9.6 million for the third quarter of 2004 as compared with the third quarter of 2003, and $20.7 million for the nine-month period ended October 31, 2004, as compared with the same prior year period. The increase in net store sales for the three-month period ended October 31, 2004 as compared with the same prior year period reflects a 8.6% increase in average revenue per transaction and a 10.7% increase in total store transactions. Total store transactions increased 12.3% for the nine-month period ended October 31, 2004 and average revenue per transaction increased by 8.0%, compared with the same prior year period.

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

For the three-month and nine-month periods ended October 31, 2004, as compared with the same periods of the prior year, net catalog and direct marketing sales, which includes sales generated from catalog mailings, single product mailers, print advertising and television infomercials, increased $0.2 million, or 1.0%, and $5.2 million, or 6.5%, respectively. The increase of net catalog and direct marketing sales for the three-month period ended October 31, 2004 was due to a 59.7% increase in television infomercial advertising spending, a 132.0% increase in print advertising and a 20.8% increase in The Sharper Image catalog pages circulated, which includes a 9.0% increase in The Sharper Image catalogs circulated, partially offset by a 17.1% decrease in single product mailers circulated. The increase was mostly offset by a lower direct response rate on our television infomercial and catalog mailings as compared to the same prior year period. For the three-month period ended October 31, 2004, the increase in catalog and direct marketing sales also reflects a 17.4% increase in average revenue per transaction, partially offset by a 7.4% decrease in the number of transactions compared with the same prior year period.

The increase from net catalog and direct marketing activities for the nine-month period ended October 31, 2004, as compared to the same period last year, was due primarily to a 38.4% increase in television infomercial advertising, a 122.3% increase in print advertising and a 11.5% increase in the number of The Sharper Image catalogs circulated, which includes a 25.7% increase in catalog pages circulated, partially offset by a 7.3% decrease in single product mailers circulated. The increase was partially offset by a lower direct response rate on our television infomercial and catalog mailings as compared to the prior year period. For the nine-month period ended October 31, 2004, the increase in net catalog and direct marketing sales reflects increases of 0.3% in the number of transactions and 8.3% in average revenue per transaction compared with the same prior year period.

For the three-month and nine-month periods ended October 31, 2004, Internet sales from our sharperimage.com Website, which includes the Sharper Image and eBay auction sites, increased $4.1 million, or 23.9% and $16.2 million, or 31.5%, respectively, from the same periods last year. The Internet sales increase for the three months ended October 31, 2004 was attributable to an 18.2% increase in transactions and a 3.2% increase in average revenue per transaction as compared to the same period last year. The Internet sales increase for the nine months ended October 31, 2004 was attributable to a 27.8% increase in transactions and a 1.0% increase in average revenue per transaction as compared to the same period of the prior year. These increases in sales and transactions were in large part driven by a 62.9% and 79.9% increase for the three-month and nine-month periods ended October 31, 2004 in Internet advertising, primarily through search engine placement and affiliate revenue share programs, as well as increases in catalog circulations for the three-month and nine-month periods ended October 31, 2004.

For the three-month and nine-month periods ended October 31, 2004, wholesale sales increased $10.3 million, or 71.3%, and $26.9 million, or 130.0%, respectively, from the same periods of the prior year. The increase is primarily attributable to increasing Sharper Image Design product sales to our existing wholesale customer base and to test programs with new wholesale customers. We believe that the wholesale business strengthens our brand name and broadens our customer base. We also believe that although the additional wholesale business should add to overall company sales and profitability, this additional wholesale business may put pressure on sales made through our own Sharper Image selling channels.

Cost of Products

Cost of products for the three-month period ended October 31, 2004 increased $14.0 million, or 24.8% compared to the three-month period ended October 31, 2003. The gross margin rate for the three-month period ended October 31, 2004 was 54.1%, as compared to 55.9% for the same prior year period. The decrease in gross margin rate was primarily due to increased air freight costs due to the West Coast port slowdown, increases in promotional and incentive activities and selective product markdowns partially offset by the increase in gross margin generated from sales through the wholesale channel.

Cost of products for the nine-month period ended October 31, 2004 increased $40.7 million, or 25.8%, from the comparable prior year period. The gross margin rate for the nine-month period ended October 31, 2004 was 56.8%, as compared to 57.3% for the same prior year period. The decrease in gross margin rate was primarily due to increased air freight costs due to the West Coast port slowdown, increases in promotional and incentive activities and selective product markdowns, partially offset by the increased gross margin generated from sales through our wholesale channels.

Our gross margin rate fluctuates with the changes in our merchandise mix, primarily Sharper Image Design and Sharper Image branded products, which changes as we make new items available in various categories or introduce new proprietary products. In addition, our gross margin rate can also fluctuate as sales shifts occur between our various selling channels. Because of our wholesale merchandise mix, to date our wholesale sales have improved our gross margin rates, but we cannot provide assurances that this trend will continue into the future. The variation in merchandise mix from category to category from year to year is characteristic of our sales results being driven by individual products rather than by general lines of merchandise. Additionally, the auction sites and other selected promotional activities, such as free shipping offers, will, in part, tend to offset the rate of increase in our gross margin rate. Our gross margins may not be comparable to those of other retailers, since some retailers include the costs related to their distribution network in cost of products while we, and other retailers, exclude them from gross margin and include them instead in general, selling and administrative expenses. We cannot accurately predict future gross margin rates, although our goal is to continue to increase sales of Sharper Image Design and Sharper Image branded products to capitalize on the higher margins realized on these products.

Buying and Occupancy

Buying and occupancy costs for the three-month and nine-month periods ended October 31, 2004 increased $2.6 million, or 18.4%, and $9.5 million, or 23.3%, from the comparable prior year periods. The increases reflect the occupancy costs associated with the 31 new stores opened since October 31, 2003 and rent increases associated with lease renewals since October 31, 2003, partially offset by lower percentage rents. Buying and occupancy costs as a percentage of total revenues decreased to 11.1% from 11.2% for the three-month period ended October 31, 2004, and decreased to 10.9% from 11.0% for the nine-month period ended October 31, 2004. Our goal is to continue to grow the number of new stores by 15%-20% on an annual basis by selectively opening new stores in locations with strong economics that support our product mix and business model, but we cannot assure you we will achieve this goal.

Advertising

Advertising for the three-month period ended October 31, 2004 increased $8.8 million, or 36.2% compared to the same prior year period. The increase was attributable primarily to a 59.7% increase in television infomercial advertising expense, a 132.0% increase in print media advertising, a 13.6% increase in catalog advertising, resulting from an 9.0% increase in the number of catalogs circulated, which includes a 20.8% increase in page count, and a 62.9% increase in Internet advertising which includes search engine key word placement and revenue share costs incurred for affiliate programs. These increases were partially offset by a 71.8% decrease in radio advertising expense and a 7.5% decrease in solo mailer advertising expense due to a decrease of 17.1% in solo mailers circulated.

Advertising for the nine-month period ended October 31, 2004 increased $23.2 million, or 30.6%, compared to the same prior year period. The increase was primarily attributable to a 38.4% increase in television infomercial advertising expense, a 122.3% increase in print media advertising, an 18.8% increase in catalog advertising due to an 11.5% increase in circulation, which includes a 25.7% increase in page count, and a 79.9% increase in Internet advertising. This was partially offset by a 7.4% decrease in solo mailer expense, due to a decrease of 7.3% in solo mailers circulated and a 6.8% decrease in radio advertising expense.

Although we believe they contributed to the increase in sales in the stores, catalog and direct marketing, Internet and wholesale channels, there can be no assurance of the continued success of these advertising initiatives.

Advertising expenses as a percentage of total revenues increased to 21.5% for the three-month period ended October 31, 2004 compared to 18.9% for the comparable prior year period, and increased to 21.5% for the nine-month period ended October 31, 2004 compared to 20.5% in the prior year. We believe that the lower response rate and lower return on investment from infomercial advertising and to catalogs were partly attributable to the Summer Olympics, the political conventions and election activities. Although there is usually a declining marginal benefit obtained by increasing advertising expenditures, we monitor the effectiveness of our advertising in order to achieve a reasonable return on our investment in advertising.

We believe that the expansion of our multimedia advertising initiatives contributed to the sales increases for the first nine months of 2004 and increased brand awareness. Our advertising strategy will continue to be an important factor in our future revenue growth and as a result, we expect advertising costs to continue to be higher in fiscal 2004 compared to fiscal 2003.

General, Selling and Administrative Expenses

General, selling and administrative (“GS&A”) expenses for the three-month and nine-month periods ended October 31, 2004 increased $7.0 million, or 22.2%, and $21.4 million, or 23.4%, from the comparable prior year periods. Contributing to the three-month increase was a net increase of $1.8 million due primarily to variable expenses from increased net sales. Also contributing to the increase were increases of $1.8 million related to professional fees, $1.3 million for distribution center shipping costs incurred for product delivery to our stores primarily due to the increase of 31 new stores since October 31, 2003 and to increased air freight costs due to the West Coast port slowdown experienced this quarter. Contributing to the nine-month increase was a net increase of $7.9 million due primarily to variable expenses from increased net sales. Also contributing to the increase were increases of $4.3 million related to professional fees, $3.6 million for distribution center shipping costs incurred for product delivery to our stores, and $0.9 million for health care and insurance. GS&A expenses for the three-month period ended October 31, 2004 increased as a percentage of total revenues to 25.2% from 24.8% for the comparable prior year period. For the nine-month period ended October 31, 2004, GS&A expenses decreased as a percentage of total revenues to 24.6% from 24.8% in the prior year.

Other Income and Expense

The decrease in net other income for the three-month period ended October 31, 2004 as compared to the same prior year period is primarily due to an increase in other expenses due to disposals, partially offset by an increase in interest income. The decrease in net other income for the nine-month period ended October 31, 2004 as compared to the same prior year period is due to primarily to a decrease in interest income and an increase in other expenses due to disposals.

Liquidity and Capital Resources

We met our short-term liquidity needs and our capital requirements in the nine-month period ended October 31, 2004 with cash generated by operations, trade credit and existing cash balances.

Net cash used for operating activities totaled $23.0 million for the first nine months of fiscal 2004, a decrease of $23.5 million from the same period of fiscal 2003. The decrease in net cash used for operating activities of $23.0 million is primarily due to an increase in merchandise inventories, an increase in accounts receivable resulting from increased net sales in all selling channels, partially offset by increases in accounts payable resulting from the timing of invoices received as compared to the same period of fiscal 2003.

Net cash used for investing activities, primarily capital expenditures for new stores and remodels of existing stores, distribution centers, tooling costs for proprietary products and technological upgrades to our operational infrastructure, totaled $39.5 million in the first nine months of fiscal 2004 compared to $28.0 million in the same period of fiscal 2003. During the first nine months of fiscal 2004, we opened 21 new stores as compared to 15 new stores opened in the first nine months of fiscal 2003. We also purchased $4 million of short-term investments during the nine months ended October 31, 2003.

Net cash provided by financing activities totaled $3.8 million during the nine months ended October 31, 2004, which was the result of the proceeds from the issuance of common stock in connection with our stock option plan. The cash provided by financing activities for the first nine months of fiscal 2004 is compared to $40.8 million in the same period of fiscal year 2003, which resulted primarily from $38.5 million in proceeds from the issuance of common stock from our public offering.

The Company has a revolving secured credit facility (“Credit Facility”) with Wells Fargo Bank, National Association. The Credit Facility has a maturity date of October 31, 2006, and allows borrowings and letters of credit up to a maximum of $50 million at all times during the year, with a “borrowing base” determined by inventory levels and specified accounts receivable. The Credit Facility is secured by the Company’s inventory, accounts receivable, and specified other assets. Borrowings under the Credit Facility bear interest at either the adjusted LIBOR rate plus 1.50% or at Wells Fargo’s prime rate less 0.25%. The Credit Facility contains financial covenants that only apply during an event of default or when the borrowing base is drawn below a specified level. These financial covenants require the Company to maintain a minimum EBITDA (as defined) on a rolling 12-month basis of $35 million and to maintain capital expenditures below a specified level based on our projections. The Credit Facility contains limitations on incurring additional indebtedness, making additional investments and permitting a change of control. As of October 31, 2004, letter of credit commitments outstanding under the Credit Facility were $5.7 million.

For the remainder of fiscal 2004, we plan to continue our accelerated new store unit growth goal with a 15% to 20% increase in the number of stores on an annual basis and to remodel 5 to 10 of our existing store locations. We plan to continue our capital investment in tooling costs for proprietary products and selectively continue our enhancement of our technology systems. We believe that our total capital expenditures for fiscal 2004 will be approximately $42 million to $45 million.

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

During fiscal 2002, fiscal 2003 and through the third quarter of fiscal 2004, the sales of our air purification line of products constituted a significant portion of our total revenues and net income. Although not as significant, the sales from our home and portable stereo system and massage product lines constituted a substantial portion of our total revenues and net income.

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

Many of our shipments that come from Asia move through the West Coast ports that have been negatively impacted by the West Coast port slowdown. During the third quarter of 2004, this slowdown caused our air freight costs to increase as we used alternative delivery methods to mitigate some of the impacts of the slowdown. The increased usage of air freight transportation had and will continue to have a negative impact on our gross margins.

Our ability to protect our proprietary technology, which is vital to our business, particularly our air purification products, is uncertain and our inability to protect these rights could impair our competitive advantage and cause us to incur substantial expense to enforce our rights.

We believe our registered house marks “The Sharper Image”, “sharperimage.com”, “Sharper Image Design” and “Sharper Image” as well as the trademark fame that we have established are of significant value. We actively pursue and protect, domestically and internationally, not only all of our corporate trademarks, but other intellectual property rights including patents, copyrights and trade secrets to ensure that the quality of our brand and the value of our proprietary rights are maintained. We protect our proprietary marketing strategies, illustrative catalogs and product packaging through numerous copyright registrations. We also seek patents to establish and protect our proprietary rights relating to the technologies and products we have developed, are in the process of developing, or that we may develop in the future. We have taken and will continue, in the future, to take all steps necessary to broaden and enhance our patent protection by obtaining both utility and design patent protection directed to our proprietary products. For instance, we currently own 49 U.S. utility patents, 105 U.S. design patents and 55 international patents.

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

Our comparable store sales have fluctuated significantly in the past and we believe that such fluctuations may continue. Our historic comparable net store sales changes from the prior fiscal year were as follows:

Fiscal year	Percentage increase (decrease)
2000	29.0
2001	(16.0)
2002	13.6
2003	15.3
2004 (First nine months)	2.6

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

We have distribution and fulfillment operations located in Little Rock, Arkansas, Ontario, California and Richmond, Virginia. Any disruption of the operations in these centers could hurt our ability to make timely or cost effective delivery of our products.

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

As of December 9, 2004, Richard Thalheimer, our Founder, Chairman and Chief Executive Officer, beneficially owned approximately 20% of our common stock. As a result, Mr. Thalheimer will continue to exert substantial influence over the election of directors and over our corporate actions.

Our common stock price is volatile.

Our common stock is quoted on the NASDAQ National Market, which has experienced and is likely to experience in the future significant price and volume fluctuations, which could reduce the market price of our common stock without regard to our operating performance. From February 1, 2004 to October 31, 2004, the price per share of our common stock has ranged from a high of $39.88 to a low of $16.90. We believe that among other factors, any of the following factors could cause the price of our common stock to fluctuate substantially:

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

The interest payable on the Company’s credit facility is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on existing variable debt rose 0.43% (10% from the bank’s reference rate) during the period ending October 31, 2004, the Company’s results from operations and cash flows would not have been materially affected. In addition, the Company has fixed and variable income investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio.

The Company enters into a significant amount of purchase obligations outside of the U.S. that are settled in U. S. dollars, and therefore, has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that foreign currency exchange risk is immaterial.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Section 404 Assessment

Section 404 of the Sarbanes-Oxley Act requires management’s annual review and evaluation of our internal controls, and an attestation of the effectiveness of these controls by our independent registered public accountants beginning with our Form 10-K for the fiscal year ending on January 31, 2005. We are dedicating significant resources, including management time and effort, and incurring substantial costs in connection with our ongoing Section 404 assessment. We are currently documenting and testing our internal controls and considering whether any improvements are necessary for maintaining an effective control environment at our company. The evaluation of our internal controls is being conducted under the direction of our senior management in consultation with an independent third party consulting firm. In addition, our management is regularly discussing the results of our testing and any proposed improvements to our control environment with our Audit Committee. We will continue to work to improve our controls and procedures, and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure at our company. We do not believe that the recently announced departure of our Chief Financial Officer, which will be effective as of December 31, 2004, will adversely affect our ability to complete our ongoing Section 404 assessment.

ITEM 6. Exhibits

Exhibits

10.1	First Amendment to Loan and Security Agreement dated February 6, 2004 between the Company and Wells Fargo Retail Finance, LLC

10.2	Second Amendment to Loan and Security Agreement dated July 6, 2004 between the Company and Wells Fargo Retail Finance, LLC

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHARPER IMAGE CORPORATION

Date: December 9, 2004	by:	/s/ Tracy Y. Wan
Tracy Y. Wan
President
Chief Operating Officer

	by:	/s/ Jeffrey P. Forgan
Jeffrey P. Forgan
Executive Vice President
Chief Financial Officer