Form 10-K
period 2005-01-31
SHARPER IMAGE CORP
filed 2005-05-04
CIK 811696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 0-15827

SHARPER IMAGE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-2493558
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

650 Davis Street, San Francisco, California	94111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code:

(415) 445-6000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the voting common stock held by non-affiliates of the Registrant based on the reported last sale price for the common stock on the Nasdaq National Market on July 31, 2004, was $346,293,713.

As of April 11, 2005, 15,383,410 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders, presently scheduled to be held June 6, 2005, and filed within 120 days after the end of the fiscal year ended January 31, 2005, are incorporated by reference in Part III hereof.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated herein by reference of Sharper Image Corporation (referred to as the “Company”, “The Sharper Image,” “it,” “we,” “our,” “ours,” and “us”) contain forward-looking statements within the meaning of federal securities laws that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by the Company’s management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or variations of such words and similar expressions, are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under “Certain Additional Business Risk Factors” on pages 9 through 16 as well as those noted in the documents incorporated herein by reference. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the statements set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

SHARPER IMAGE CORPORATION

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED JANUARY 31, 2005

ITEM 1. BUSINESS

THE SHARPER IMAGE

Sharper Image Corporation (referred to as the “Company,” “The Sharper Image,” and “it”) is a leading specialty retailer of innovative, high quality products that are useful and entertaining and are designed to make life easier and more enjoyable. The Company offers a unique assortment of products in the electronics, recreation and fitness, personal care, houseware, travel, toy, gifts and other categories. The Sharper Image merchandising philosophy focuses principally on new and creative proprietary Sharper Image Design products and exclusive Sharper Image branded products and, to a lesser extent, on third party branded products. The Company designs and develops its Sharper Image Design products, while Sharper Image branded products are generally designed by the Company with third parties. The Company believes that its unique merchandising and creative marketing strategies have made The Sharper Image one of the most widely recognized retail brand names in the United States.

The Sharper Image was founded in 1977 by Richard J. Thalheimer, who currently serves as Chairman and Chief Executive Officer. The Company mailed its first catalog in 1979, began the expansion into store operations in 1981 and commenced online operations in 1994. The Sharper Image markets and sells merchandise primarily through four integrated sales channels: The Sharper Image stores, The Sharper Image catalog, which includes revenue from all direct marketing activities and television infomercials, the Internet and wholesale. The Company believes that this multichannel approach provides significant marketing, advertising, sales and operational synergies and provides its customers with enhanced shopping flexibility and superior customer service. Financial information related to each of these sales channels is disclosed in Note K to the financial statements. In addition to the Company’s primary business, the Company leverages its name and reputation through its Corporate Incentives and Rewards program and wholesale sales of Sharper Image brand products, which include Sharper Image Design and Sharper Image branded products.

THE SHARPER IMAGE STORES

The Company has three store formats: The Sharper Image stores, The Sharper Image Design stores and outlet stores. As of January 31, 2005, The Sharper Image operated 163 The Sharper Image stores, eight The Sharper Image Design stores and four outlet stores for a total of 175 stores in 37 states and the District of Columbia. The Sharper Image Stores generate the highest proportion of the Company sales, representing 57.2% of total revenues for the year ended January 31, 2005 (“fiscal 2004”) and 58.6% for the year ended January 31, 2004 (“fiscal 2003”). The Sharper Image stores present an interactive and entertaining selling environment that emphasizes the features and functionality of the Company’s innovative, fun and useful products and allows the customer to interact with and experience the product while shopping. The Company’s average store sales per square foot is consistently above industry averages, and during fiscal 2004 and 2003, it generated average sales of $618 and $676, respectively, per square foot. For stores opened for more than one year, the average sales per square foot in fiscal 2004 and fiscal 2003 were $665 and $710, respectively. During fiscal 2004, The Sharper Image opened 28 new stores and closed two stores. The Company plans to increase its number of stores by approximately 15% during fiscal 2005.

Each store is generally staffed with approximately 8 to 12 associates, including a manager, an assistant manager, a senior sales associate, sales associates and other support staff. A number of the Company’s high volume stores are staffed with 15 to 20 associates. The Company’s store managers have an average tenure of over five years. The Company’s store personnel are compensated primarily through commissions. In order to maintain a high customer service level, the Company’s sales associates undergo considerable training on the many new and often technically oriented products. The Company’s stores are operated according to standardized procedures to maintain high levels of customer service, merchandise display and pricing, product demonstration, inventory maintenance, personnel training, administration and security. The Sharper Image stores are designed by the Company’s visual design and creative staff at its headquarters in San Francisco, California.

The Sharper Image stores typically have 2,200 to 3,000 square feet of selling space and approximately 1,300 to 2,200 square feet of storage and administrative space. The typical cost of leasehold improvements, before landlord contributions, but including fixtures and equipment averages $500,000 to $650,000 per store. Initial inventory for a new The Sharper Image store generally costs approximately $200,000. The Sharper Image Design stores typically consist of between 1,200 to 2,000 square feet of selling space and feature higher margin Sharper Image Design and private label products, in addition to other top-selling merchandise. Outlet stores typically consist of between 2,100 to 3,200 square feet of selling space and are primarily used to sell slow-moving, discontinued and regular merchandise.

Over the past several years, The Sharper Image has been updating the look and appeal of its new retail stores and remodeling selected existing stores. The updated format presents an open, fresh and inviting environment designed to appeal to both men and women and to highlight the Company’s Sharper Image Design and Sharper Image branded products and attractive product packaging. The average cost of converting an existing store to the new format is similar to the cost of a new store build out, which ranges from $500,000 to $650,000, subject to leasehold allowances. The Company intends to continue to selectively remodel stores utilizing the new store format, which typically occurs at the time of the store’s natural lease renewal.

THE SHARPER IMAGE CATALOG AND DIRECT MARKETING

The Sharper Image direct marketing operations, including revenues generated directly from the Company’s award-winning, full-color monthly catalog, single product mailers, print ads and television infomercials, generated 17.2% of the Company’s total revenues in fiscal 2004 and 19.9% in fiscal 2003. The Sharper Image catalog is a full-color catalog that is mailed to an average of five to six million individuals each month, with an increase to six to eight million individuals during the Father’s Day and graduation months and an increase to nine to 16 million individuals during the holiday season. The Sharper Image catalog has been recognized for creative excellence by leading catalog industry trade groups. The catalog is currently the primary advertising vehicle for the Company’s retail stores and Internet business. During fiscal 2004 and 2003, the Company mailed approximately 98 million and 86 million The Sharper Image catalogs to over 19 million and 18 million households, respectively.

The Sharper Image catalog design uses dramatic visuals and problem-solving and benefit-oriented product descriptions. The catalog design features the most important products prominently. The number of items featured each month ranges between 200 and 250 products during the first three quarters of the year, increasing to more than 350 products during the holiday shopping season in the fourth quarter. The Sharper Image catalog is designed and produced by the Company’s in-house staff of writers and production artists. This enables the Company to maintain quality control and shorten the lead time needed to produce the catalog. During fiscal 2004, The Sharper Image catalog contained between 56 and 96 pages for non-peak months and between 72 and 140 pages for Father’s Day and the peak holiday shopping season.

The Sharper Image has developed a proprietary customer database of more than 19 million names, which it utilizes regularly. The Company collects customer names through its catalog and Internet order processing, as well as electronic point-of-sale registers in the retail stores. The names and associated sales information are merged daily into the Company’s customer master file. This daily merge process provides a constant source of current information to help assess the effectiveness of the catalog as a form of retail advertising, identify new customers that can be added to the Company’s in-house mailing list without using customer lists obtained from other catalogers, and identify the Company’s top purchasers. To further enhance the effectiveness of the Company’s catalog mailings to individuals in the customer database, the Company’s in-house staff utilizes statistical evaluation and selection techniques to determine which customer segments are likely to contribute the greatest revenue per mailing. The Company has established a data bank of top purchasers who receive preferred services, including invitations for special sales events and enhanced customer service.

During fiscal 2004 and 2003, the Company expanded its television infomercial presence by highlighting several popular Sharper Image Design and private label products on cable and national broadcast stations. The Company believes that this type of direct marketing initiative, combined with its Internet and print advertising will broaden the existing customer base and will also increase customer traffic and sales in retail store locations.

During fiscal 2003, the Company increased its circulation of single product mailers, which highlights several Sharper Image Design proprietary and Sharper Image brand products by 26.1%. During fiscal 2004, the Company decreased circulation of single product mailers by 7.8%. The Company believes that the investment in this type of advertising will continue to increase brand awareness and broaden the existing customer base.

INTERNET OPERATIONS

The Sharper Image was an early entrant into Internet retailing. The Company has participated in online shopping since 1994, and has maintained its own Website at www.sharperimage.com since 1995. Revenues from the Company’s Internet operations, including auction sales, increased to $116.3 million in fiscal 2004 from $95.1 million in fiscal 2003. The Company’s Internet operations generated 15.3% and 14.7% of total revenues in fiscal 2004 and 2003, respectively. During fiscal 2004, revenues from the Company’s Internet operations, including auction sales, increased 22.3%, transactions increased 16.4% and average revenue per transaction increased 3.3%. The Company’s Internet operations benefit from The Sharper Image brand name, customer base, The Sharper Image catalogs and unique product offerings, as well as its multimedia approach to advertising. The Company believes that its Sharper Image Design and Sharper Image branded products are particularly well positioned to be marketed and sold over the Internet and that the Company’s Internet operations have enabled it to expand and diversify the Company’s existing customer base. Shoppers on the Company’s Website have the convenience of exchanging or returning products purchased through the Internet at the Company’s retail store locations. The Company sends out periodic email marketing campaigns to its list of Internet shoppers. These emails include sneak previews of newly released products and special offers that are intended to drive sales in all selling channels. The Company currently also offers international Websites where Internet shoppers are able to get local delivery of Sharper Image Design and Sharper Image branded products, which in some cases have been specifically adapted for use throughout Europe.

The Sharper Image’s goal is to make www.sharperimage.com a Website that provides the Company’s Internet customers with an interactive experience similar to The Sharper Image stores. The Company continues to update its Website by incorporating advanced technologies to improve its product presentations and make its Website increasingly customer friendly, while retaining its entertainment quality. The Company’s Website incorporates much of the look and feel of the new store design. It includes features such as dynamic browsing, inventory status, order tracking, Flash technology, gift guides by category and product, and catalog quick order. The Company continually evaluates, tests, and enhances the Website. Some of the changes made to the Company’s Internet operations during fiscal 2004 include new category pages, an easier checkout process for its Internet customers, enhanced site search functions, new video and audio for products, and redesign of the Company’s Spanish Website. The Company also strengthened and increased its server and software infrastructure of its Website. During fiscal 2003 the Company added an online gift registry and upgraded its customer service area. The Company also has enhanced its backend systems by updating its servers and programs to ensure the speed and efficiency of its Website. The Sharper Image plans to continue to allocate resources to its Internet operations by establishing additional strategic relationships with other Internet partners and continuing to enhance the technical capabilities and presentation of products on its Website.

In fiscal 2004 and 2003, the editors and readers of Internet Retailer Magazine honored www.sharperimage.com as one of the industry’s 50 best Websites.

The Company also has an established Internet auction site that allows customers to bid on and acquire a broad range of new, returned, repackaged and refurbished Sharper Image products for less than regular retail price. The Company’s products are also featured on eBay’s auction site, as well as on the Company’s eBay store. Most products purchased on the auction site have the same warranty that accompanies full- price products and customers also enjoy a thirty-day return privilege. The Company believes that bidders have an enhanced level of confidence in the Company’s operations since, unlike many other Internet auction sites, The Sharper Image is an established retailer with an inventory of well-known products under warranty with established return policies. The auction site not only offers consumers the enjoyment of bidding and winning products at less than retail price, it also provides the Company an opportunity to effectively manage its closeout products, while maintaining gross margin goals. In addition to the Company’s auction site, customers are able to purchase discontinued, clearance and refurbished products at lower than retail prices on the Sharper Image Outlet store Website.

The Company is pursuing additional steps to achieve continued growth of its Internet operations. These steps include technological improvements, dramatic visual presentations, development of international Websites in Europe and establishment of strategic Internet marketing arrangements. The Company has established relationships with Google, eBay, MSN Shopping, Linkshare, Amazon, Yahoo! Shopping, AOL and Catalog City.

OTHER OPERATIONS

In addition to the Company’s store, catalog and Internet operations, the Company also has a business-to-business operation, which includes wholesale operations and its Sharper Image Corporate Incentives and Rewards program. It also derives revenues from its customer list-rental program.

The business development department is the primary group responsible for wholesale marketing to other retailers, including fine department and specialty stores in the United States, as well as retailers in other countries. The Company has wholesale marketing arrangements with established retail chains such as Linens ‘n Things; Bed, Bath and Beyond; May Department Stores; and Federated Department Stores. This group’s sales increased by 116.5% and were $58.4 million in fiscal 2004, as compared to $27.0 million in fiscal 2003.

Under the Sharper Image Corporate Incentives and Reward program, the Company sells product, rewards cards, incentive and merchandise certificates to major corporations and not-for-profit entities, who in turn distribute them under their programs to increase their sales, or to motivate and reward their high-achieving employees and best customers. The Sharper Image stores, catalog and Internet Website are the primary means of offering, delivering and redeeming the incentives and gifts. The Company records revenues and expenses for its Sharper Image Reward Program through its retail stores, catalog and direct marketing, and Internet operations.

MERCHANDISING, SOURCING AND DEVELOPMENT

Merchandising

The Sharper Image is known for its varied product mix and a merchandising philosophy focusing on innovative, well-designed, high-quality products that are either developed by The Sharper Image, exclusive to The Sharper Image or in limited distribution. The Company’s merchandising strategy emphasizes products that are innovative and new-to-market. In recent years the Company has focused significant resources on the development and marketing of its Sharper Image Design and Sharper Image branded products. Sharper Image Design and Sharper Image branded products typically generate higher gross margins than other products, minimize direct price comparisons and, the Company believes, strengthens The Sharper Image brand as well as broadens its customer reach. The percentage of the Company’s total revenues attributable to Sharper Image Design and Sharper Image branded products was approximately 74% in fiscal 2004 and 73% for fiscal 2003. The Company believes that the increase in the percentage of revenues attributable to Sharper Image Design and Sharper Image branded products was due to the modification of certain third party branded products, making them exclusive to Sharper Image branded product offerings, and the introduction of the Professional Series™ line of Ionic Breeze® Silent Air Purifiers, and other Sharper Image Design proprietary products. The Company intends to continue to increase the Company’s Sharper Image Design and Sharper Image branded product offerings.

The Company offers products in the $20 to $550 price range to appeal to a wide customer base. The Company chooses each product separately and focuses its marketing efforts on each item’s unique attributes, features and benefits. This approach distinguishes the Company from other retailers who are oriented more to category or product classification. In product lines where the Company competes directly with other retailers, the Company generally chooses to sell the best available version of the product with the most advanced features. The Company adjusts its merchandise mix to reflect market trends and customer buying habits. New products are selected or developed and brought into the Company’s merchandise mix based on criteria such as anticipated popularity, gross margin, uniqueness, value, competitive alternatives, exclusivity, quality and vendor performance. As a result of such shifting emphasis among individual items, and depending on the customers’

demand and the level of marketing and advertising programs, the mix of sales by category changes from time to time and the sales volume of individual or related products can be significant to any particular reporting period’s total sales. The effect of changes from year to year in the mix of sales by category can be to increase or decrease the merchandise gross margin rates since margins vary according to category of merchandise.

Sharper Image Design products are produced for the Company on a contract basis, substantially all by manufacturers in Asia, primarily China. The Company provides all product specifications to the contract manufacturers. Development lead-time is generally in the range of 12 to 18 months, although certain product introductions may require a shorter or longer lead-time.

The Sharper Image regularly generates information on merchandise orders and inventory that is reviewed by the Company’s buyers, its senior merchandising staff and top management. The Company averages new offerings of approximately 50 to 100 products during the peak selling season. The Sharper Image carefully considers which products will not be offered in future months based upon numerous factors including revenues generated, gross margins, the cost of catalog and store space devoted to each product, product availability and quality.

Product Sourcing

The process of finding new products involves the Company’s buyers who review voluminous product literature, travel extensively throughout the United States and Asia to attend trade shows and exhibitions and meet with manufacturers. The Company enjoys relationships with many major manufacturers who use The Sharper Image regularly to introduce their newest products in the United States.

The Sharper Image purchases merchandise from numerous foreign and domestic manufacturers and importers. The Company had a single supplier that provided approximately 28% of the Company’s net merchandise purchases in fiscal 2004 and 21% in fiscal 2003. In fiscal 2004 and 2003, substantially all of the products offered by the Company were manufactured in Asia, primarily China.

Product Development

The Company’s Sharper Image Design group has more than ten years of experience in designing and developing new products, as well as finding new product ideas from outside sources. The product development group meets regularly with the merchandising and sales staff to review new Sharper Image Design product opportunities, product quality and customer feedback. From these creative sessions, product ideas are put into design, development and production. Successful product introductions during the past three years include: Professional Series™ Ionic Breeze® Quadra® Silent Air Purifier; Professional Series™ Ionic Breeze GP® Silent Air Purifier with ultraviolet germicidal protection; “Bright As Day!”™ Daylight Spectrum Lamps; PowerTie™ Motorized Tie Rack; World’s First Truly Silent & Efficient Watch Winder; Cordless Rechargeable Blower; Home Air Compressor & Inflator; Turbo-Clipper™; Hot+Cold™ Car Snack Box; Deluxe Spire™ Feel-Good Fan®; Turbo-Groomer® 5.0; Automatic Eyeglass Cleaner; “CD” Shower Companion®; Ultrasonic Jewelry Cleaner; Personal Entertainment Center™; Big Screen Travel Clock; CD/Radio Alarm Clock with Sound Soother® 20; “DVD” Power Tower®; Hot+Cold™ Mini Fridge; Ionic Breeze® Personal Air Purifier; Ionic Breeze® Quadra Silent Air Purifier; Ionic Conditioning® Quiet Hair Dryer; “Now You Can Find It”® Wireless Electronic Locator; Personal Cooling System™ 3.0; Shower Companion® AM/FM Stereo Radio; Sound Soother® 20; and the Talking Travel Companion®.

In addition, the Sharper Image emphasizes and works with vendors to develop Sharper Image branded products focusing on unique and innovative features that would distinguish the Company from its competitors. These Sharper Image products span the Company’s product areas of electronics, recreation and fitness, personal care, houseware, travel, toy and gifts. Manufacturers and inventors frequently approach the Company to launch technologically advanced products with distinctive, cutting edge features.

CUSTOMER SERVICE

The Sharper Image is committed to providing its customers with courteous, knowledgeable and prompt service. The Company’s customer service and catalog sales groups at the corporate headquarters in San Francisco and at distribution centers in Little Rock, Arkansas and Richmond, Virginia provide personal attention to customers who call toll free or send emails to request a catalog subscription, place an order or inquire about a product. The Company’s customer service group is also responsible for resolving customer problems promptly and to the customer’s complete satisfaction. The Company also contracts with third party call centers for additional sales and customer service representative coverage. These third party call centers are subject to the same high-level expectations of customer service as the Company’s internal staff.

ORDER FULFILLMENT AND DISTRIBUTION

The Sharper Image owns an approximately 103,000 square foot fulfillment and distribution facility in Little Rock, Arkansas. The Sharper Image currently has leased facilities in Little Rock, Arkansas; Ontario, California; and Richmond, Virginia; totaling approximately 486,000 square feet for catalog, direct response, and Internet order and store fulfillment needs, returns processing and storage. The Company’s merchandise is generally delivered to its catalog and Internet customers and to The Sharper Image stores directly from its distribution facilities. Some products are shipped directly from the vendor to the customer or to the Company’s stores. The shipment of products directly from vendors to the stores and customers reduces the level of inventory required to be carried at the distribution center, freight costs and the lead-time required to receive the products. Each catalog order is received via remote terminal at the distribution facility after the order has been approved for shipment. The Company’s goal is to ship the majority of catalog and Internet orders within 24 - 48 hours after the order is received.

Maintaining sufficient inventory levels is critical to The Sharper Image’s business. The Company’s stores are equipped with electronic point-of-sale registers that communicate daily with the main computer system at corporate headquarters, transmitting sales, inventory and customer data, as well as receiving data from headquarters. The sales, inventory and customer data enable sales and corporate personnel to monitor sales by item on a daily basis, provide the information utilized by the automatic replenishment system (ARS) and merchandising personnel for inventory allocations, provide management with current inventory and merchandise information, and enable the Company’s in-house mailing list to be updated regularly with customer names and activity.

ADVERTISING

While the catalog remained The Sharper Image’s primary advertising vehicle during fiscal 2004 and 2003, the Company also broadened its customer base through increased multimedia advertising, including television infomercials, newspapers, magazines, email marketing programs, Internet advertising and marketing programs, and business-to-business trade publications. The Company increased its spending on television media infomercials as well as print and magazine advertising that highlighted selected Sharper Image Design and Sharper Image branded products. These increased advertising initiatives were utilized to realize the Company’s goal of acquiring new customers, which it believes will produce additional sales in the stores, catalog and Internet channels, and business-to-business sales in the current and future periods. The Company continually reevaluates its advertising strategies to improve the effectiveness of its advertising programs.

INFORMATION TECHNOLOGY

The Sharper Image maintains an integrated management information system for merchandising, point-of-sale, order fulfillment, distribution and financial reporting. The Company believes its system increases productivity by providing extensive merchandise information and inventory control. The Company continually evaluates and enhances its computer systems and information technology in order to provide additional and improved management and financial information. The Company has backup systems for its mainframe and servers located at its distribution center in Little Rock, Arkansas.

ASSOCIATES

The Sharper Image places great importance on recruiting, training and providing the proper incentives for quality personnel. The Sharper Image seeks to hire and retain qualified sales and customer service representatives in its store, catalog and Internet operations and to thoroughly train them. Each new store manager undergoes an intense program during which the manager is trained in all aspects of the Company’s business. Sales personnel are trained during the first two weeks of employment, or during the weeks before a new store opens, and updated periodically with ongoing sales training sessions. Training for sales personnel focuses primarily on acquiring a working knowledge of the Company’s products, developing selling skills and obtaining an understanding of The Sharper Image’s high customer service standards. Each sales associate is trained to adhere to the Company’s philosophy of “taking ownership” of every customer service issue that may arise. The Company also has developed ongoing programs conducted at each store that are designed to keep sales personnel updated on all new product offerings.

As of January 31, 2005, The Sharper Image employed approximately 2,800 associates, approximately 55% of whom were full time. The Company also hires a significant number of seasonal employees during its peak holiday selling season. The Company considers its associate relations to be good.

COMPETITION

The Sharper Image operates in a highly competitive environment. The Company competes principally with a diverse mix of department stores, sporting goods stores, discount stores, specialty retailers and other catalog and Internet retailers that offer products similar to or the same as some of those the Company offers. Many of the Company’s competitors are larger companies with greater financial resources, a wider selection of merchandise and greater inventory availability. Larger retailers, such as department stores, offer a wider range of products and offer the convenience of one-stop shopping. Specialty retailers, such as electronics stores, may offer only a certain category of product but often offer a wider range of selection within a particular product category. Discount stores may offer analogous products at lower price points.

Since The Sharper Image offers a more limited range of products compared to its competitors, its ability to anticipate the preferences of its customers, to effectively market and distinguish The Sharper Image brand is critical. Although the Company attempts to market products not generally available elsewhere and have emphasized exclusive products in its merchandising strategy, some of the Company’s products or similar products can also be found in other retail stores, other catalogs or through the Internet. The Sharper Image offers competitive pricing when other retailers market certain products similar to the Company’s products at lower prices. In addition, a number of other companies have attempted to imitate the presentation and method of operation of the Company’s catalog and stores and its Sharper Image Design products. The Company’s ability to distinguish its products from similar products offered by its competitors is particularly important in order to maintain pricing and because of the ease with which customers can comparison shop on-line. A significant portion of the Company’s sales and net income are generated by its air purification line of products. The Company believes the success of this product line has and will continue to encourage other companies to imitate these products.

The Sharper Image competes principally on the basis of product exclusivity, selection, brand recognition, quality and price of its products, merchandise presentation in its catalog, its stores and on the Internet, its customer list and the quality of its customer service. The Company has continued in its commitment to additional resources to its internal product development group to create and produce Sharper Image Design products, and to its merchandising team to support a program to increase the number of Sharper Image brand products exclusively available from the Company. The Company believes that these Sharper Image Design and Sharper Image brand products provide it with a competitive advantage in its merchandising offering.

INTELLECTUAL PROPERTY

The Sharper Image believes its registered service mark and trademark “The Sharper Image” and the brand name recognition that it has developed are of significant value. The Company actively protects its brand name and other intellectual property rights to ensure that the quality of its brand and the value of its proprietary rights are maintained. The Company seeks patents to establish and protect its proprietary rights relating to the technologies and products it is currently developing, that it may develop, or that its competitors may develop. The Company has taken and will continue, in the future, to take all steps necessary to broaden and enhance its patent protection by obtaining both utility and design patent protection directed to its proprietary products. For instance, The Sharper Image currently owns 54 U.S. utility patents and more than 100 U.S. design patents.

The Sharper Image has at least seven U.S. utility patents and several U.S. design patents that protect its air purification line of products. The earliest expiration date of any of these utility patents is 2018. In addition, the Company owns license rights under a utility patent relating to its air purification line of products. This patent is due to expire in December 2005. The Company also has multiple foreign and domestic pending patent applications directed to its air purification line of products. Although the Company believes its existing patents, as well as its ongoing patent prosecution efforts, will continue to provide protection for its air purification products, this product line could face additional competition upon the expiration of its licensed patent.

The Sharper Image owns or has rights to various copyrights, trademarks and trade names used in its business. These include The Sharper Image®, Sharper Image Design®, Sound Soother®, Ionic Breeze®, The Breeze®, Quadra®, and Ionic Hair Wand® 2.0, Personal Cooling System™, Quiet Power™ Motorized Tie Rack, Shower Companion® and Turbo-Groomer®.

SEASONALITY

The Sharper Image business is highly seasonal, with sales peak during the end-of-year holiday shopping season. A substantial portion of the Company’s total revenues, and all or most of its net earnings, occur in the fourth fiscal quarter ending January 31. The Company generally experiences lower revenues during the other fiscal quarters, and as is typical in the retail industry, has incurred, and may continue to incur losses in these quarters. In addition, as with many retailers, the Company makes merchandising and inventory decisions for the holiday season well in advance of the holiday selling season. The fourth quarter accounted for approximately 40% of total revenues in fiscal 2004 and 2003. In addition, the Company’s fourth quarter accounted for substantially all of the Company’s net earnings in fiscal 2004 and 2003.

CERTAIN ADDITIONAL BUSINESS RISK FACTORS

If we fail to continuously offer new merchandise that our customers find attractive, the demand for our products may be limited.

In order to meet our strategic goals, we must successfully offer our customers new, innovative and high- quality products on a continuous basis. Our product offerings must be affordable, useful to the customer, well-made, distinctive in design and not widely available from other retailers. We cannot predict with certainty that we will successfully offer products that meet these requirements in the future. Some products or a group of related products usually produce sales volumes that are significant to our total sales volume in a particular period.

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

During fiscal 2003 and fiscal 2004, the sales of our air purification line of products constituted a significant portion of our total revenues and net income. Although not as significant, the sales from our home and portable stereo system and massage product lines constituted a substantial portion of our total revenues and net income.

Our future growth will be substantially dependent on the continued increase in sales growth of existing core and new products, while at the same time maintaining our current gross margin rates. We cannot predict whether we will be able to increase the growth of existing core and new products or successfully introduce new products, increase our revenue level or maintain or increase our gross margin rate in future periods. Failure to do so may adversely affect our stock price.

Poor economic conditions may reduce consumer spending on discretionary retail products such as the ones we offer.

Consumer spending patterns, particularly discretionary spending for products such as ours, are affected by, among other things, prevailing economic conditions, stock market volatility, increasing gas prices, threats of war, acts of terrorism, wage rates, interest rates, inflation, taxation, consumer confidence and consumer perception of economic conditions. General economic, political and market conditions, such as recessions, may adversely affect our business results and the market price of our common stock. We may not be able to accurately anticipate the magnitude of these conditions on future quarterly results.

Our success depends in part on our ability to internally design and develop our Sharper Image Design products.

We have invested significant resources in and are increasingly dependent on the success of the Sharper Image Design products. These products have typically generated higher gross margins than other products and our merchandising strategy emphasizes these products. Some of these products or a group of related products, which are affected by customers’ demands and the level of our marketing and advertising efforts, can produce sales volumes that are significant to our total sales volume in a particular period. In order to be successful, we must continue to design and develop products that meet the demands of our customers, as well as create customer demand for these products. Our goal is to increase the percentage of total revenues attributable to Sharper Image Design and Sharper Image branded products, although we expect this percentage may decline from time to time, and cannot assure you we will otherwise achieve our goal. If we are unable to successfully design and develop these products, our operating results may be adversely affected.

We rely on foreign sources of production and our business would be adversely affected if our suppliers are not able to meet our demand and alternative sources are not available.

We must ensure that the products we design and develop are manufactured cost-effectively. We rely solely on a select group of contract manufacturers, most of whom are located in Asia (primarily China), to produce these products in sufficient quantities to meet customer demand and to obtain and deliver these products to our customers in a timely manner. These arrangements are subject to the risks of relying on products manufactured outside the United States, including political unrest and trade restrictions, local business practice and political issues, including issues relating to compliance with domestic or international labor standards, currency fluctuations, work stoppages, economic uncertainties, including inflation and government regulations, availability of raw materials and other uncertainties. If we are unable to successfully obtain and timely deliver sufficient quantities of these products, our operating results may be adversely affected. There is increasing political pressure on China to permit the exchange rate of its currency, the Chinese Yuan (“CNY”), to float against the U.S. Dollar (“USD”). Although substantially all of our supply contracts in China are denominated in USD, our suppliers could attempt to renegotiate these contracts and increase costs to us if the CNY/USD exchange rate were to change.

We had a single supplier for a number of our products, located in Asia, that provided approximately 28% of the net merchandise purchases in fiscal 2004 and is expected to provide a comparable percentage in the future. If we were unable to obtain products from this supplier on a timely basis or on commercially reasonable terms, our operating results may be adversely affected.

Some of our smaller vendors have limited resources, limited production capacities and limited operating histories. We have no long-term purchase contracts or other contracts that provide continued supply, pricing or access to new products and any vendor or distributor could discontinue selling to us at any time. We compete with many other companies for production facilities and import quota capacity. We cannot assure you that we will be able to acquire the products we desire in sufficient quantities or on terms that are acceptable to us in the future. In addition, we cannot assure you that our vendors will make and deliver high quality products in a cost-effective, timely manner. We also may be unable to develop relationships with new vendors.

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

Many of our shipments that come from Asia move through the West Coast ports that have been negatively impacted by the West Coast port slowdown. During the second half of fiscal 2004, this slowdown caused our airfreight costs to increase as we used alternative delivery methods to mitigate some of the impacts of the slowdown. The increased usage of air freight transportation had a negative impact on our gross margins. We are anticipating continuing congestion at West Coast ports through 2005, which may increase our transportation costs and have a negative effect on our gross margins and profits.

Our ability to protect our proprietary technology, which is vital to our business, particularly our air purification products, is uncertain and our inability to protect these rights could impair our competitive advantage and cause us to incur substantial expense to enforce our rights.

We believe our registered house marks “The Sharper Image”, “sharperimage.com”, “Sharper Image Design” and “Sharper Image” as well as the trademark fame that we have established are of significant value. We actively pursue and protect, domestically and internationally, not only all of our corporate trademarks, but other intellectual property rights including patents, copyrights and trade secrets to ensure that the quality of our brand and the value of our proprietary rights are maintained. We protect our proprietary marketing strategies, illustrative catalogs and product packaging through numerous copyright registrations. We also seek patents to establish and protect our proprietary rights relating to the technologies and products we have developed, are in the process of developing, or that we may develop in the future. We have taken and will continue, in the future, to take all steps necessary to broaden and enhance our patent protection by obtaining both utility and design patent protection directed to our proprietary products. For instance, we currently own 54 U.S. utility patents and 100 U.S. design patents.

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

Our business is seasonal, reflecting the general pattern of peak sales and earnings for the retail industry during the holiday shopping season. Typically, a substantial portion of our total revenues and all or most of our net earnings occur during our fourth quarter ending on January 31. The fourth quarter accounted for approximately 40% of total revenues in both fiscal 2004 and 2003. In addition, the fourth quarter accounted for substantially all of our net earnings in fiscal 2004 and 2003. In anticipation of increased sales activity during the fourth quarter, we incur significant additional expenses, including significantly higher inventory costs and the costs of hiring a substantial number of temporary employees to supplement our regular store staff. If for any reason our sales were to be substantially below those normally expected during the fourth quarter, our annual operating results would be adversely affected. Due to this seasonality, our operating results for any one period may not be indicative of our operating results for the full fiscal year.

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

Fiscal year	Percentage increase (decrease)
2000	29.0
2001	(16.0)
2002	13.6
2003	15.3
2004	(1.1)

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

Our revenues depend in part on our ability to effectively market and advertise our products through The Sharper Image catalog and direct marketing operations. Increases in advertising, paper or postage costs may limit our ability to advertise without reducing our profitability. If we decrease our advertising efforts due to increased advertising costs, restrictions placed by regulatory agencies or for any other reason, our future operating results may be materially adversely affected. We are also utilizing and constantly testing other advertising media, such as television infomercials, radio, single product mailings and other print media. Our advertising expenditures increased by approximately $26.6 million or 21.6% in fiscal 2004 from the prior fiscal year. While we believe that increased expenditures on these and other media have resulted in increased revenues during fiscal 2004, we cannot assure you that this trend will continue in the future. If our advertising is ineffective and our increased advertising expenditures do not result in increased sales volumes, our sales and profits will be adversely affected. We depend on the continued availability of television infomercial time at reasonable prices. We expect to continue to spend on advertising and marketing at significant levels in fiscal 2005, but at slightly lower levels than fiscal 2004. We may not be able to continue to produce a sufficient level of sales to cover such expenditures, which would reduce our profitability.

The continued growth of our wholesale sales channel presents certain risks that could adversely affect our profitability.

We sell products through a multichannel strategy. While we believe that the wholesale sales channel offers growth opportunities and exposure to a greater customer base, this growth could adversely impact our business. In general, depending on product mix, our sales to wholesale partners carry lower gross margins than sales made through our other channels. In addition, the sales made through this channel could shift sales from our higher margin sales channels, particularly our retail and catalog channels. Wholesale customers may also decide to decrease or eliminate their level of purchases.

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

We plan to increase our number of stores by 15% in fiscal 2005. We may not be able to attain our target new store openings, and any of our new stores that we open may not be profitable, either of which could have an adverse impact on our financial results. Our ability to expand by opening new stores will depend in part on the following factors:

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

We have distribution and fulfillment operations located in Little Rock, Arkansas; Ontario, California; and Richmond, Virginia. Any disruption of the operations in these centers could make it difficult to meet customer demand.

We conduct the majority of our distribution operations and all of our catalog and Internet order processing fulfillment functions from our own facility in Little Rock, Arkansas; and leased facilities in Little Rock, Arkansas; Ontario, California; and Richmond, Virginia. We also use contract fulfillment and warehouse facilities for additional seasonal requirements. Any disruption in the operations at any distribution center, particularly during the holiday shopping season, could result in late delivery of products and make it difficult to meet customer demand for our products.

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

We operate in a highly competitive environment. We principally compete with a variety of department stores, sporting goods stores, discount stores, specialty retailers and other catalogs that offer products similar to or the same as our products. We may increasingly compete with major Internet retailers. Many of our competitors are larger companies with greater financial resources, a wider selection of merchandise and greater inventory availability and offer the convenience of one-stop shopping. Specialty retailers, such as electronics stores, may offer only a certain category of product but often offer a wider range of selection within a particular category of product. Discount stores may offer analogous products at lower price points. We offer a more limited range of products compared to our competitors, and if we are unable to anticipate the preferences of our customers and effectively market and distinguish The Sharper Image brand or if we experience increased competition, our business and operating results could be adversely affected.

The U.S. retail industry, the specialty retail industry in particular, and the e-commerce sector are dynamic in nature and have undergone significant changes over the past several years. Our ability to anticipate and successfully respond to continuing challenges is critical to our long-term growth and we cannot assure you that we will anticipate and successfully respond to changes in the retail industry and e-commerce sectors.

We maintain a liberal merchandise return policy, which allows customers to return most merchandise, and as a result, excessive merchandise returns could harm our business.

We make allowances for returns of store, catalog and Internet sales in our financial statements based on historical return rates. We cannot assure you that actual merchandise returns will not exceed our allowances. In addition, because our allowances are based on historical return rates, we cannot assure you that the introduction of new merchandise in our stores or catalogs, the opening of new stores, the introduction of new catalogs, increased sales over the Internet, changes in our merchandise mix or other factors will not cause actual returns to exceed return allowances. Any significant increase in merchandise returns that exceed our allowances could have a material adverse affect on our future results.

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

As of January 31, 2005, Richard Thalheimer, our Founder, Chairman and Chief Executive Officer, beneficially owned approximately 20% of our common stock. As a result, Mr. Thalheimer will continue to exert substantial influence over the election of directors and over our corporate actions.

Our common stock price is volatile.

Our common stock is quoted on the NASDAQ National Market, which has experienced and is likely to experience in the future significant price and volume fluctuations, which could reduce the market price of our common stock without regard to our operating performance. From February 1, 2004 to January 31, 2005, the price per share of our common stock has ranged from a high of $39.88 to a low of $16.61. We believe that among other factors, any of the following factors could cause the price of our common stock to fluctuate substantially:

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

We face risks arising from the outcome of various litigation matters, including litigation associated with purported stockholder class actions.

We are involved in various litigation matters, including those arising in the ordinary course of business and those described under the caption “Legal Proceedings” in Item 3 to this Annual Report. Among these matters is litigation associated with purported stockholder class actions. While we do not believe that any of these litigation matters alone or in the aggregate, will have a material adverse effect on our financial position, an adverse outcome in one or more of these matters could be material to our results of operations for any one period. Further, litigation can consume substantial management resources and no assurance can be given that any adverse outcome would not be material to our financial position.

We face risks arising from the outcome of various litigation matters, including litigation associated with purported stockholder class actions.

We are involved in various litigation matters, including those arising in the ordinary course of business and those described under the caption “Legal Proceedings” in Item 3 to this Annual Report. Among these matters is litigation associated with purported stockholder class actions. While we do not believe that any of these litigation matters alone or in the aggregate will have a material adverse effect our financial position, an adverse outcome in one or more of these matters could be material to our results of operations for any one period. Further, litigation can consume substantial management resources and no assurance can be given that any adverse outcome would not be material to our financial position.

AVAILABLE INFORMATION

The Internet address of The Sharper Image is www.sharperimage.com. The Company makes available on its Website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Information on the Company’s Website is not incorporated into this annual report.

EXECUTIVE OFFICERS OF THE REGISTRANT

Company executive officers, their respective ages and positions as of April 1, 2005 and a description of their business experience is set forth below. There are no family relationships among any of the executive officers named below.

Richard Thalheimer, age 57

Mr. Thalheimer is the Company’s Founder and has served as the Company’s Chief Executive Officer and a Director since 1978 and as Chairman of the Board of Directors since 1985. Mr. Thalheimer also served as the Company’s President from 1977 through July 1993.

Tracy Wan, age 45

Ms. Wan has served as President and Chief Operating Officer since April 1999 and as a member of the Company’s Board of Directors since October 2004. Prior to that she served as Executive Vice President and Chief Financial Officer from August 1998 through April 1999; Senior Vice President and Chief Financial Officer from February 1995 through August 1998; as Vice President and Chief Financial Officer from September 1994 through February 1995; as Vice President and Controller from November 1991 through September 1994; and as Controller from July 1989 through November 1991.

Craig Trabeaux, age 48

Mr. Trabeaux has served as Executive Vice President, Retail Operations and Real Estate since February 2005. Prior to that he served as Senior Vice President, Retail Operations from September 2000 to February 2005; as Vice President, Stores from September 1999 through September 2000; as Regional Manager from February 1998 through September 1999; as Senior District Manager from October 1995 through January 1998; as District Manager from February 1989 through September 1995; and as Store Manager July 1987 through January 1989.

Greg Alexander, age 43

Mr. Alexander has served as Senior Vice President, Information Technology since March 1999. Prior to that he served as Vice President, Information Technology from February 1995 through March 1999 and as Director, Information Technology from July 1991 through February 1995.

Anthony Farrell, age 55

Mr. Farrell has served as Senior Vice President, Creative Services since July 1998. Prior to joining The Sharper Image, Mr. Farrell served as a consultant to The Sharper Image from April 1998 through July 1998. Mr. Farrell was senior vice president, merchandising with SelfCare Catalog from March 1991 through December 1997.

Jeffrey Nachbor, age 40

Mr. Nachbor has served as Senior Vice President and Chief Financial Officer since February 2005. Prior to joining The Sharper Image, Mr. Nachbor served as Senior Vice President, Corporate Controller of Staples, Inc., from April 2003 to February 2005. Prior to that, he served as Vice President of Finance of Victoria’s Secret Direct, a Division of Limited Brands, Inc., from December 2000 to April 2003. Prior to that, he served as Vice President of Financial Planning and Analysis for Limited Brands, Inc. from February 2000 to December 2000. Mr. Nachbor is a Certified Public Accountant.

ITEM 2. PROPERTIES

The Company occupies approximately 58,000 square feet of office space for its corporate headquarters in San Francisco, California under a lease that will expire in January 2006. The Company has signed a lease for its new corporate headquarters in Hills Plaza in San Francisco, California and intends to occupy the new premises in January 2006. Approximately 8,000 square feet of the new headquarters has been occupied by the Company’s customer service department since July 2004. The Company also leases approximately 6,800 square feet for its product development offices in Northern California.

As of January 31, 2005, the Company operated 175 The Sharper Image stores under leases covering a total of approximately 739,000 square feet. Remaining initial lease terms range from under one to 12 years. Some of the Company’s leases for its stores contain renewal options that range from two to five years.

The Company owns and operates a 103,000 square foot distribution facility located in Little Rock, Arkansas. Distribution and warehouse functions also are conducted through a 269,000 square foot leased facility in Ontario, California, a 104,000 square foot leased facility in Little Rock, Arkansas, a 113,000 square foot leased facility in Richmond, Virginia, and other seasonally occupied space rented by the Company in close proximity thereto. Remaining initial lease terms for the Company’s distribution facilities ranges from four to five years, with renewal options that range from three to five years.

ITEM 3. LEGAL PROCEEDINGS

The Company aggressively pursues claims against companies with products that infringe its intellectual property. In addition, from time to time, the Company is involved in various disputes and legal proceedings that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, product liability and employee relations matters. The Company does not believe that the resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations.

On and after April 18, 2005 a number of purported stockholder class action lawsuits have been commenced in the United States District Court for the Northern District of California on behalf of purchasers of the Company’s common stock during the period of February 5, 2004 and August 4, 2004 (the “Class Period”). The complaints allege that during the Class Period, the Company and certain of its officers and employee-directors made false and misleading statements regarding the Company’s business and business prospects. The Company believes these lawsuits are without merit and intends to defend itself vigorously. The Company does not believe that the ultimate resolution of these lawsuits will have a material adverse effect on the financial position of the Company, although an adverse effect on one or more of these lawsuits could have a material impact on the results of operations for any one period. Further, litigation can consume substantial management resources and no assurance can be given that any adverse outcome would not be material to our financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the fourth quarter of fiscal 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

The common stock of Sharper Image Corporation is traded on the NASDAQ National Market under the symbol “SHRP.” At April 11, 2005, the number of holders of record of the Company’s common stock was 385. The following table sets forth for the periods indicated high and low last sale prices per share of the Company’s common stock on the NASDAQ National Market, as reported by NASDAQ.

	High	Low
Fiscal Year Ended January 31, 2005
First Quarter	$39.88	$30.56
Second Quarter	31.68	26.10
Third Quarter	26.67	16.90
Fourth Quarter	23.14	16.61

Fiscal Year Ended January 31, 2004
First Quarter	$21.10	$14.51
Second Quarter	30.74	19.50
Third Quarter	29.09	23.15
Fourth Quarter	36.16	27.78

The Company has not paid cash dividends to holders of its common stock and does not intend to pay cash dividends for the foreseeable future.

In October 2004, the Board of Directors authorized a stock repurchase program to acquire up to one million shares of outstanding common stock in the open market.

The following table represents information with respect to purchases of common stock of the Company made during the fourth quarter ended January 31, 2005, by Sharper Image Corporation or any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased
January 1, 2005, to January 31, 2005	100,000	$17.80	100,000	900,000

Subsequent to January 31, 2005 and through May 2, 2005 the Company had repurchased 610,000 shares of outstanding common stock in the open market at a total cost of approximately $9.3 million a weighted average cost of $15.21 per share.

ITEM 6. SELECTED FINANCIAL DATA

The Company’s financial statements as of January 31, 2005 and 2004 and for each of the three fiscal years in the period ended January 31, 2005, as audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, are included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K. The following historical operating results data for the years ended January 31, 2005, 2004 and 2003 and balance sheet data as of January 31, 2005 and 2004 has been derived from the financial statements of the Company included herein. The operating results data for the years ended January 31, 2002 and 2001 and balance sheet data as of January 31, 2003, 2002 and 2001 are derived from the financial statements of the Company not included herein. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto of the Company included elsewhere in this document.

Dollars are in thousands except for earnings per share and statistics	Fiscal Year Ended January 31,
	2005 (Fiscal 2004)		2004 (Fiscal 2003)(4)		2003 (Fiscal 2002)(4)	2002 (Fiscal 2001)(5)	2001 (Fiscal 2000)(5)
Operating Results
Revenue	$760,003		$647,511		$513,769	$389,105	$414,550
Earnings (loss) before income taxes	24,830		39,413		25,738	(275)	28,410
Net earnings (loss)	$14,650		$23,119		$15,187	$(361)	$16,649
Earnings (loss) per common equivalent share—
Basic	$0.94	(1)	$1.60	(1)	$1.23	$(0.03)	$1.38
Diluted	$0.90	(1)	$1.51	(1)	$1.15	$(0.03)	$1.32

Balance Sheet Data
Working capital	$133,388		$128,761		$67,830	$51,411	$58,716
Total assets	376,100		315,333		215,724	163,592	180,090
Long-term notes payable	—		—		—	2,033	2,206
Stockholders’ equity	$206,007		$185,254		$114,847	$92,286	$92,762
Current ratio	1.98		2.18		1.75	1.83	1.74

Statistics
Number of stores at year end	175		149		127	109	97
Comparable store sales increase (decrease)	(1.1)%		15.3%		13.6%	(16.0)%	29.0%
Annualized net sales per sq ft	618		676		627	578	763
Number of catalogs mailed(2)	97,755,000		86,296,000		77,772,000	70,135,000	62,252,000
Average revenue per transaction
Stores	$151		$142		$128	$118	$117
Catalog	$215		$198		$199	$174	$164
Internet(3)	$153		$148		$145	$127	$108
Return on average stockholders’ equity	9.7%		15.4%		14.7%	0.4%	19.6%
Book value per share	$13.18		$12.82		$9.32	$7.75	$7.71
Weighted average number of shares outstanding
Basic	15,634,355		14,446,128		12,327,157	11,904,562	12,036,569
Diluted	16,290,060		15,333,235		13,182,050	11,904,562	12,659,265

(1)	The earnings per common equivalent share reflect the effect of the additional 2.1 million shares issued from the May 2003 stock offering.
(2)	Based upon Sharper Image catalog—excludes other specialty and test mailing catalogs.
(3)	Includes results from auction site.
(4)	As Restated. See Note B, “Restatement of Financial Statements” in the Notes to Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.
(5)	As Restated. This period has been restated to conform with corrections as discussed in Note B, “Restatement of Financial Statements” in the Notes to Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with the Company’s financial statements and related notes thereto included in Item 8 in this Annual Report on Form 10-K.

MANAGEMENT OVERVIEW

Sharper Image Corporation (referred to as “The Sharper Image”, “we”, “us”, “our”) is a leading specialty retailer of innovative, high quality products that are useful and entertaining and are designed to make life easier and more enjoyable. We market and sell our merchandise primarily through four integrated sales channels: The Sharper Image stores, The Sharper Image catalog, which includes revenue from all direct marketing activities and television infomercials, the Internet, and wholesale. We also market to other businesses through our corporate sales, where revenues are recorded in each of our four sales channels. Our fiscal years are ended January 31, 2005 (“fiscal 2004” or “2004”), January 31, 2004 (“fiscal 2003” or “2003”), and January 31, 2003 (“fiscal 2002” or “2002”).

RESTATEMENT OF FINANCIAL STATEMENTS

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter in which it expressed its views regarding certain operating lease accounting issues and their application under accounting principles generally accepted in the United States of America (“GAAP”). We subsequently reviewed our lease-related accounting practices and determined that a correction was required in the way we accounted for our leases, specifically the accounting for rent holidays. Before this correction, we recognized the straight-line expense for leases beginning on the commencement date of the lease, generally the store opening date; this has the effect of excluding the stores’ construction and pre-opening periods from the total time over which we expensed rent. As a result, we corrected our accounting to include the construction and pre-opening period in determining our straight-line rent and to capitalize rent expense during the stores’ construction period and to amortize that capitalized rent over the lease period or the life of the leasehold improvements, whichever is shorter. The aggregate effect of this correction resulted in a decrease in retained earnings of approximately $100 thousand (on an after-tax basis) through January 31, 2002, and an increase to capitalized assets of approximately $2.5 million and deferred rent of approximately $2.7 million as of January 31, 2004.

In addition, as part of the Company’s self-assessment and self-testing of its internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, management identified an error in certain accounts within accounts payable, as reported in its previously issued financial statements. The error occurred in certain calculations and inventory valuation adjustments, resulting in an understatement of accounts payable and an overstatement of net income. The effect of this correction reduced net income (on an after-tax basis) by approximately $1.2 million for the first nine months of the fiscal year ended January 31, 2005; by approximately $2.1 million for fiscal year ended January 31, 2004; and by approximately $700 thousand for the fiscal year ended January 31, 2003. The Company’s retained earnings decreased by approximately $1.7 million (on an after-tax basis) for the aggregate effect of the correction through January 31, 2002.

See Note B of Notes to Financial Statements for a description of the Company’s restatement included in Item 8 herein.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements are based on accounting principles generally accepted in the United States of America, many of which require management to make significant estimates and assumptions (see Note A to the Financial Statements). We believe that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operation.

Revenue recognition. We recognize revenue at the point of sale at its retail stores and at the time of customer receipt for our catalog and direct marketing sales, including the Internet. We recognize revenue for sales to resellers of sales made on a wholesale basis when the products are shipped, which occurs at the time title passes to the purchaser. Estimated reductions to revenue for customer returns are recorded based on our historical return rates. Revenues are recorded net of sale discounts and other rebates and incentives offered to customers. Deferred revenue represents merchandise certificates, gift cards and reward cards outstanding and unfilled cash orders at the end of the fiscal period. Delivery revenue is recognized at the time of customer receipt.

Merchandise inventories. We record inventory at the lower of weighted-average cost or market value. We reserve for obsolescence based on the difference between the weighted-average cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional reserves may be required.

Accounts receivable. Counterparties to our accounts receivable include credit card issuers, corporate marketing incentive customers, wholesale customers, installment plan customers, merchandise vendors, and landlords from whom we expect to receive amounts due. An allowance for credit losses is recorded based on estimates of customers’ ability to pay. If the financial condition of our customers were to deteriorate, additional allowances may be required.

Impairment of long-lived assets. We review our long-lived assets for impairment when indicators of impairment are present and the undiscounted cash flow estimated to be generated by those assets is less than the asset’s carrying amount. Our policy is to evaluate long-lived assets for impairment at a store level for retail operations and an operating unit level for our other operations. Our retail stores typically take 18 months to achieve their full profit potential. If actual market conditions are less favorable than management’s projections, future write-offs may be necessary.

Income taxes. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events then known to management that have been recognized in our financial statements or tax returns. In estimating future tax consequences, all expected future events then known to management are considered other than changes in the tax law or rates.

Results of Operations

A summary of our operating results is presented below. This discussion includes our results presented on the bases required by accounting principles generally accepted in the United States of America.

Percentage of Total Revenues

	Fiscal Year Ended January 31,
	2005 (Fiscal 2004)	2004 (Fiscal 2003)	2003 (Fiscal 2002)
Revenues:
Net store sales	57.2%	58.6%	57.2%
Net catalog sales	17.2	19.9	23.0
Net Internet sales	15.3	14.7	13.5
Net wholesale sales	7.7	4.2	3.4
Delivery	2.6	2.6	2.7
List rental and licensing	0.0	0.0	0.2

Total Revenues	100.0	100.0	100.0

Costs and Expenses:
Cost of products	45.0	43.3	43.2
Buying and occupancy	9.3	9.0	9.4
Advertising	19.7	19.0	19.0
General, selling and administrative	22.6	22.6	23.4

Operating income	3.4	6.1	5.0
Other income (expense)	(0.1)	0.0	0.0

Earnings before income tax expense	3.3	6.1	5.0
Income tax expense	1.4	2.5	2.0

Net Earnings	1.9%	3.6%	3.0%

	Fiscal Year Ended January 31,
(Dollars in thousands)	2005 (Fiscal 2004)	2004 (Fiscal 2003)	2003 (Fiscal 2002)
Revenues:
Net store sales	$434,696	$379,349	$293,795
Net catalog and direct marketing sales	130,535	128,652	118,192
Net Internet sales	116,297	95,086	69,208
Net wholesale sales	58,437	26,997	17,507

Total net sales	739,965	630,084	498,702
List rental and licensing	640	377	977
Delivery	19,398	17,050	14,090

Total revenues	$760,003	$647,511	$513,769

Year ended January 31, 2005 (fiscal 2004), compared to year ended January 31, 2004 (fiscal 2003)

Revenues. Total revenue increased $112.5 million or 17.4% from the prior fiscal year. The increase in total revenue for fiscal 2004 as compared to fiscal 2003 was due primarily to the opening of 26 net new stores during fiscal 2004 increases in net wholesale sales and net Internet sales and to a lesser extent, the decrease in returns and allowances described below. The popularity of our Sharper Image Design and Sharper Image branded products continues to be a key factor in the increases in total revenues in all our selling channels. Sales of Sharper Image Design and Sharper Image branded products increased to approximately 74% of total revenues in fiscal 2004 from approximately 73% for fiscal 2003. We believe that the increase in the percentage of revenues attributable to Sharper Image Design and Sharper Image branded products was due to the modification of certain third party branded products making them exclusive to Sharper Image branded product offerings and the introduction of the Professional Series™ line of Ionic Breeze® Silent Air Purifiers in the third fiscal quarter of 2004, and other key Sharper Image Design proprietary products. We believe that the continued development and introduction of new and popular products is a key strategic objective and important to our future success. The increase in net sales was partially offset by a comparable store sales decrease of 1.1% from fiscal 2003. We also believe that the increased investment in our advertising initiatives in fiscal 2004 and 2003, which include the significant increase in television infomercial advertising and Internet advertising, primarily highlighting selected Sharper Image Design and Sharper Image branded products and the 13.3% increase in catalogs circulated contributed to the higher revenues in all selling channels. Returns and allowances for fiscal 2004 were 9.8% sales, as compared to 10.7% for fiscal 2003, resulting in an $6.6 million increase in total revenues in all selling channels. We believe that the decrease in returns and allowances for fiscal 2004 as compared to fiscal 2003 is due primarily to improved quality control in the production of various top-selling Sharper Image branded products that have resulted from improvements made in response to customer feedback and lower return rates on certain electronic products.

Net store sales for fiscal 2004 increased $55.3 million, or 14.6%, while comparable store sales decreased by 1.1% from fiscal 2003. The increase in net store sales was attributable primarily to the opening of 28 new stores during fiscal 2004, a 10.1% increase in total store transactions for fiscal 2004 and a 6.5% increase in the average revenue per transaction, as compared to fiscal 2003. The increase in net store sales was partially offset by a comparable store sales decrease of 1.1% from fiscal 2003, a soft economy marked by consumers’ lack of willingness to spend, some new production introductions that proved less popular than anticipated, and congestion at West Coast ports, particularly in the fourth quarter, which generated extra freight costs and caused a shortage of key holiday items during critical selling weeks, and the closure of two stores at lease maturity. The increase in average revenue per transaction was attributable primarily to the overall product mix offered, and multimedia advertising strategies, including infomercial advertising highlighting Sharper Image Design and Sharper Image branded products, particularly our air purification products. Average net sales per square foot for fiscal 2004 for all stores decreased to $618 from $676 in fiscal 2003. Average net sales per square foot for the Company’s comparable store base for fiscal 2004 was $665 as compared to $710 in the same prior year period. Average net sales per square foot is calculated by averaging over all stores the amount of each store’s net sales divided by that store’s total square footage under lease. Average revenue per transaction is calculated by dividing the amount of gross sales, exclusive of delivery revenue and sales taxes, per channel by the gross number of transactions in that channel.

Comparable store sales is not a measure that has been defined under accounting principles generally accepted in the United States of America. We define comparable store sales as sales from stores where selling square feet did not change by more than 15% in the previous 12 months and which have been open for at least 12 months. A store opened on or prior to the 15th of a month is treated as open for the entire month. Stores generally become comparable once they have a full year of comparable sales for its annual calculation. We believe that comparable store sales, which excludes the effect of a change in the number of stores open, provides a more useful measure of the performance of our store sales channel than does the absolute change in aggregate net store sales. The 1.1% decrease in comparable store sales for fiscal 2004 as compared to fiscal 2003 was due to lower than optimal inventory levels of popular merchandise, product introductions that did not generate high demands during the fiscal year and high consumer demand for other popular gift items not available during the holiday season.

Net catalog and direct marketing sales, which includes direct sales generated from catalog mailings, single product mailers, print advertising and television infomercials, for fiscal 2004 increased $1.9 million or 1.5%, from fiscal 2003. This increase was due primarily to a 23.2% increase in television infomercial advertising expense, a 20.5% increase in The Sharper Image catalog pages circulated, which includes a 13.3% increase in The Sharper Image catalogs circulated, partially offset by a 7.8% decrease in single product mailers circulated. The increase in net catalog and direct marketing sales for fiscal 2004 reflects an 8.5% increase in average revenue per transaction, partially offset by a 5.9% decrease in transactions and compared to fiscal 2003.

For fiscal 2004 and 2003, 31.1% and 29.4% of the net catalog and direct marketing sales were generated from television infomercial direct sales. We intend to continue our aggressive multimedia advertising programs during fiscal 2005 to attract new customers while achieving a favorable return on advertising investment. Our goal is to achieve direct response sales resulting in near breakeven results on all direct marketing advertising initiatives. We continually reviews our advertising initiatives, including the pages and number of catalogs and single product mailers circulated, and the amount of and return on investment from television infomercial advertising, in our efforts to improve revenues from catalog and direct marketing advertising.

Net Internet sales, from our www.sharperimage.com Website and The Sharper Image and eBay auction Websites in fiscal 2004 increased $21.2 million, or 22.3%, from fiscal 2003. This increase was attributable primarily to a 16.4% increase in Internet transactions and a 3.3% increase in average revenue per transaction resulting from a 40.8 % increase in Internet advertising which includes paid-for search engine key word placement and revenue share costs incurred for affiliate programs

Net wholesale sales for fiscal year 2004 increased $31.4 million, or 116.5%, compared to fiscal 2003. The increase is attributable primarily due to increasing Sharper Image Design product sales to our existing wholesale customer base and to test programs with new wholesale customers. We believe that the wholesale business, pursued with select partners, will continue to strengthen our brand name and broaden our customer base.

Cost of Products. Cost of products for fiscal 2004 increased $61.5 million, or 21.9%, from fiscal 2003. This increase is due primarily to the higher sales volume. The gross margin rate for fiscal 2004 was 55.0% as compared to the fiscal 2003 rate of 56.7%. The decrease in the gross margin rate was a result of a combination of increased air freight related to the West Coast port slowdown, higher unit cost for certain third-party products, increases in promotional and incentive activities and selective product markdowns offset by the increased gross margin from wholesale sales.

Our gross margin rate fluctuates with changes in our merchandise mix, primarily Sharper Image Design and Sharper Image branded products, which changes as we make new items available in various categories or introduce new proprietary products. The variation in merchandise mix from category to category from year to year is characteristic of sales results being driven by individual products rather than by general product lines. Additionally, the auction sites and other selected promotional activities, such as free shipping offers, in part tend to offset the rate of increase in gross margin rate. Our gross margins may not be comparable to those of other retailers, since some retailers include the costs related to their distribution network in cost of products while we, and other retailers, exclude them from gross margin and include them instead in general, selling and administrative expenses. We cannot accurately predict future gross margin rates, although our goal is to continue to increase sales of Sharper Image Design and Sharper Image branded products to capitalize on the higher margins realized on these products.

Buying and Occupancy. Buying and occupancy costs for fiscal 2004 increased $12.8 million, or 22.0%, from fiscal 2003. This increase reflects a full year of occupancy costs for the 25 new stores opened in fiscal 2003, the occupancy costs associated with the 28 new stores opened in fiscal 2004 and rent increases for some existing store locations upon lease renewal, partially offset by two store closures during fiscal 2004 and by three store closures during fiscal 2003. Buying and occupancy costs as a percentage of total revenues increased to 9.3% in fiscal 2004 from 9.0% for fiscal 2003. In fiscal 2004, we opened a total of 28 new stores, achieving our goal of a 15%-20% increase in the number of stores opened on an annual basis. Our goal is to continue to increase new store openings by approximately 15% in fiscal 2005 but we cannot assure you we will achieve this goal.

Advertising. Advertising expenses for fiscal 2004 increased $26.6 million, or 21.6%, from fiscal 2003. The increase in advertising expense was attributable primarily to a 23.2% increase in television infomercial advertising expense, a 99.5% increase in magazine and print advertising, and a 40.8% increase in Internet advertising, which includes search engine key word placement and revenue share costs incurred for affiliate programs, which was partially offset by a 28.7% decrease in radio advertising. Also contributing to the increase in advertising was a 20.5% increase in the number of The Sharper Image catalog pages circulated, which includes a 13.3% increase in the number of The Sharper Image catalogs circulated. During fiscal 2004, we continued our other multimedia advertising initiatives, which included radio, television and print advertising, among others. Although we believe these initiatives contributed to the increase in sales in the stores, catalog and direct marketing and Internet channels, there can be no assurance of the continued success of these advertising initiatives.

Advertising expenses as a percentage of total revenues increased to 19.7% for fiscal 2004 compared to 19.0% for fiscal 2003. We believe that expansion of all advertising initiatives contributed to the sales increases for fiscal 2004 and increased brand awareness. Our advertising strategy will continue to be an important factor in our future revenue growth. However, we expect to review the return on investment of its advertising campaigns to ensure that advertising costs are reasonable and effective for us. We expect to continue to spend on advertising and marketing at significant levels in fiscal 2005, but at slightly lower levels than fiscal 2004.

General, Selling and Administrative. General, selling and administrative (“GS&A”) expenses for fiscal 2004 increased $25.3 million, or 17.3%, from fiscal 2003. Contributing to this increase was an increase of $10.0 million due primarily to variable expenses from increased net sales. Also contributing to the increase were increases of $6.0 million for professional fees, including legal and accounting fees resulting from Sarbanes-Oxley compliance, $4.7 million for distribution center shipping costs incurred for product delivery to our retail store locations and to increased airfreight costs due to the West Coast port slowdown and $1.4 million for depreciation and amortization expense related to technological enhancements and the expansion of our distribution centers.

GS&A expenses for fiscal 2004 as a percentage of total revenues remained consistent at 22.6% as compared to fiscal 2003.

Other Income (Expense). The increase in other expense is primarily due to the disposal of certain fixed assets, partially offset by interest income earned on higher investment balances generated from the proceeds from our public stock offering and improved operating results.

Income Taxes. The effective tax rate was 41% for fiscal 2004 and 41.3% for fiscal 2003. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, all expected future events then known to us are considered, other than changes in the tax law or rates.

Year ended January 31, 2004 (fiscal 2003), compared to year ended January 31, 2003 (fiscal 2002)

Revenues. Total revenue for fiscal 2003 increased $133.7 million or 26.0% from the prior fiscal year. The increase in total revenue for fiscal 2003, as compared to fiscal 2002, was due primarily to the popularity of our Sharper Image Design and Sharper Image branded products, which continues to be a key factor in the increases in net sales in all our selling channels. Sales of Sharper Image Design and Sharper Image branded products decreased to approximately 73% of total revenues in fiscal 2003 from approximately 76% for fiscal 2002. The popularity of third party branded products such as digital cameras and massage chairs during fiscal 2003 contributed to the lower percentage of sales coming from Sharper Image Design and Sharper Image branded products. Contributing to the increase in net sales was a comparable store sales increase of 15.3% over fiscal 2002 and the opening of 22 net new stores during fiscal 2003. We also believe that the increased investment in its advertising initiatives in fiscal 2003 and 2002, which includes the significant increase in television infomercial advertising and single product mailers, highlighting primarily selected Sharper Image Design and Sharper Image branded products and the 9.6% increase in catalogs circulated contributed to the higher revenues in all selling channels. Returns and allowances for fiscal 2003 were 10.7% of sales, as compared to 12.0% for fiscal 2002. The decrease in returns and allowances was primarily due to improved quality control in the production of a number of the top selling Sharper Image Design products that were made over time in response to customer feedback. The increase in net sales was attributable primarily to increases in net sales from stores of $85.6 million; from catalog and direct marketing of $10.5 million; from Internet operations of $25.9 million; and from wholesale of $9.5 million.

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

The increase in comparable store sales primarily resulted from a 17.9% increase in total store transactions for fiscal 2003 and an 11.1% increase in the average revenue per transaction, compared with fiscal 2002. The increase in average revenue per transaction was attributable primarily to the overall product mix offered, and multimedia advertising strategies, including infomercial advertising highlighting Sharper Image Design and Sharper Image branded products, particularly our air purification products. Average net sales per square foot for fiscal 2003 for all stores increased to $676 from $627 in fiscal 2002. Average net sales per square foot for its comparable store base for fiscal 2003 was $710. Average net sales per square foot is calculated by averaging over all stores the amount of each store’s net sales divided by that store’s total square footage under lease. Average revenue per transaction is calculated by dividing the amount of gross sales, exclusive of delivery revenue and sales taxes, per channel by the gross number of transactions in that channel.

Net catalog and direct marketing sales, which includes direct sales generated from catalog mailings, single product mailers, print advertising and television infomercials, for fiscal 2003 increased $10.5 million or 8.8%, from fiscal 2002. This increase was due primarily to a 24.7% increase in television infomercial advertising expense, a 26.1% increase in single product mailers circulated and a 23.1% increase in The Sharper Image catalog pages circulated, which includes a 9.6% increase in The Sharper Image catalogs circulated. The increase in net catalog and direct marketing sales for fiscal 2003 reflects a 10.4% increase in transactions and a decrease of 0.2% in average revenue per transaction, compared to fiscal 2002.

Net Internet sales from the Company’s www.sharperimage.com Website, and The Sharper Image and eBay auction Websites, in fiscal 2003 increased $25.9 million, or 37.4%, from fiscal 2002. This increase was attributable primarily to a 120.3% increase in Internet advertising which includes paid-for search engine key word placement and revenue share costs incurred for affiliate programs, a 34.4% increase in Internet transactions and a 1.9% increase in average revenue per transaction.

Net wholesale sales for fiscal year 2003 increased $9.5 million, or 54.2%, compared to fiscal 2002. The increase is attributable primarily to increasing Sharper Image Design product sales to our existing wholesale customer base and to test programs with new wholesale customers. We believe that the wholesale business, pursued with select partners, will continue to strengthen our brand name and broaden our customer base.

Cost of Products. Cost of products for fiscal 2003 increased $58.6 million, or 26.5%, from fiscal 2002. This increase is due primarily to the higher sales volume, partially offset by the lower relative cost of products for our Sharper Image Design and Sharper Image branded products. The gross margin rate for fiscal 2003 was 56.7%, as compared to gross margin rate for fiscal 2002 of 56.8%. The gross margin rate was adversely affected by delivery expense of $20.6 million in excess of delivery income collected of $17.1 million due primarily to the increase in single product mailers which offered free shipping when an order is placed and free shipping given on infomercial orders when a customer elects a single payment plan.

Buying and Occupancy. Buying and occupancy costs for fiscal 2003 increased $9.8 million, or 20.3%, from fiscal 2002. This increase reflects a full year of occupancy costs for the 20 new stores opened in fiscal 2002, the occupancy costs associated with the 25 new stores opened in fiscal 2003 and rent increases for some existing store locations, partially offset by five stores closed at lease maturity during fiscal 2003 and 2002. Buying and occupancy costs as a percentage of total revenues decreased to 9.0% in fiscal 2003 from 9.4% for fiscal 2002. In fiscal 2003, we opened a total of 25 new stores, exceeding our goal of a 15%-20% increase in the number of stores opened on an annual basis. Our goal is to continue to increase new store openings by 15%-20% in fiscal 2004 but we cannot assure you we will achieve this goal.

Advertising. Advertising expenses for fiscal 2003 increased $26.0 million, or 26.7%, from fiscal 2002. The increase in advertising expense was attributable primarily to a 24.7% increase in television infomercial advertising expense and a 120.3% increase in Internet advertising, which includes search engine key word placement and revenue share costs incurred for affiliate programs. Also contributing to the increase in advertising is a 26.1% increase in the number of single product mailers circulated and a 23.1% increase in the number of The Sharper Image catalog pages circulated, which includes a 9.6% increase in the number of The Sharper Image catalogs circulated. During fiscal 2003, we continued our other multimedia advertising initiatives, which included radio, television and print advertising, among others. Advertising expenses as a percentage of total revenues remained constant at 19.0% for fiscal 2003 and fiscal 2002.

General, Selling and Administrative. General, selling and administrative (“GS&A”), expenses for fiscal 2003 increased $25.9 million, or 21.5%, from fiscal 2002. Contributing to this increase was an increase of $12.5 million due primarily to variable expenses from increased net sales, which includes $9.5 million due to variable expenses from increased sales from all sales channels and $3.0 million due to variable expenses from increased sales and selling expenses related to the 25 new stores opened in fiscal 2003. Also contributing to the increase were increases of $1.6 million for health care and insurance, $3.0 million for distribution center shipping costs incurred for product delivery to its stores, and $1.1 million related to professional fees.

GS&A expenses for fiscal 2003 decreased as a percentage of total revenues to 22.6% from 23.5% in fiscal 2002 due to better leverage of fixed costs on an expanding sales base. GS&A costs were controlled as a result of management’s continual review of GS&A expenses and infrastructure.

Other Income (Expense). The increase in other income is primarily due to the interest income earned on higher investment balances generated from the proceeds from our public stock offering and improved operating results, offset by the write-off of fixed assets for store locations remodeled prior to the expiration of their existing lease.

Income Taxes. The effective tax rate was 41.3% for fiscal 2003 and 41% for fiscal 2002. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, all expected future events then known to us are considered, other than changes in the tax law or rates.

LIQUIDITY AND CAPITAL RESOURCES

We met our short-term liquidity needs and our capital requirements during fiscal 2004 with cash generated from operations, trade credits, and existing cash balances.

Net cash provided by operating activities totaled $57.8 million for fiscal 2004 as compared to $21.1 million for fiscal 2003. Fiscal 2004 net cash provided by operating activities increased by $36.7 million compared to fiscal 2003, which was due to a reduction in purchases of merchandise inventory as compared to fiscal 2003. The increase in net cash between fiscal 2004 and 2003 was also due to the increase in accounts payable, accrued expenses and prepaid expenses.

Net cash used in investing activities totaled $67.9 million for fiscal 2004, which was primarily due to capital expenditures for new and remodeled stores, technological enhancements, tooling costs for Sharper Image Design products and the expansion of our distribution facilities totaling $49.6 million in fiscal 2004 compared to $35.2 million in fiscal 2003. In fiscal 2004, we opened 28 new stores and remodeled eight stores, whereas we opened 25 new stores and remodeled six stores in fiscal 2003. In addition, we purchased short-term investments with available excess cash.

Net cash provided by financing activities totaled $2.4 million during fiscal 2004, which was the result of $4.2 million in proceeds from the issuance of common stock in connection with our stock option plan, partially offset by our repurchase of our Common Stock of $1.8 million. Net cash provided by financing activities totaled $41.9 million during fiscal 2003, which was primarily due to $38.5 million in net proceeds from the public offering of our common stock in May 2003.

We have a revolving secured credit facility (“Credit Facility”) with Wells Fargo Bank, National Association. The Credit Facility has a maturity date of October 31, 2006, and allows borrowings and letters of credit up to a maximum of $50 million at all times during the year, with a “borrowing base” determined by inventory levels and specified accounts receivable. The Credit Facility is secured by our inventory, accounts receivable, and specified other assets. Borrowings under the Credit Facility bear interest at either the adjusted LIBOR rate plus 1.50% or at Wells Fargo’s prime rate less 0.25%. The Credit Facility contains financial covenants that only apply during an event of default or when the borrowing base is drawn below a specified level. These financial covenants require us to maintain a minimum EBITDA (as defined) on a rolling 12-month basis of $35 million and to maintain capital expenditures below a specified level based on the Company’s projections. The Credit Facility contains limitations on incurring additional indebtedness, making additional investments and permitting a change of control. As of January 31, 2005, letter of credit commitments outstanding under the Credit Facility were $1.8 million and there were no borrowings outstanding. The Company believes that it is in compliance with all of its debt covenants.

Stock Repurchase Program

In October 2004, the Board of Directors authorized a stock repurchase program to acquire up to 1,000,000 shares of outstanding common stock in the open market. During the fourth quarter of fiscal 2004, the Company repurchased 100,000 shares of its common stock at a total cost of approximately $1.8 million, a weighted average cost of $17.80 per share.

Subsequent to January 31, 2005 and through May 2, 2005, we repurchased 610,000 shares of outstanding common stock in the open market at a total cost of approximately $9.3 million, a weighted average cost of $15.21 per share.

Commercial Commitments

The table below presents significant commercial credit facilities and their associated expiration dates.

(Dollars in millions)

Maximum Amount of Commitment Expiration per Period

Maximum Commercial Commitments	Less than 1 Year	1-3 Years	Total Amount Committed
Revolving Credit Facility*	$0.0	$50.0	$50.0

Total Commercial Commitment	$0.0	$50.0	$50.0

*	This represents the maximum commitment under the revolving credit facility. It includes limits of $35 million for letters of credit. As of January 31, 2005, letter of credit commitments outstanding under the credit facility were $1.8 million and there were no borrowings.

Contractual Obligations

The following table below presents significant contractual obligations at January 31, 2005.

(Dollars in millions) Contractual Obligations	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Revolving Credit Facility Letters of Credit	$1.8	—	—	—	$1.8
Operating Leases(1)	36.5	$67.0	$61.6	$99.2	264.3
Purchase Obligations(2)	58.6	—	—	—	58.6

Total Contractual Cash Obligations	$96.9	$67.0	$61.6	$99.2	$324.7

(1)	Our operating leases are described in Note F of the Notes to the Financial Statements.
(2)	As of January 31, 2005, we had $58.6 million of outstanding purchase orders, which were primarily related to orders for general merchandise inventories. Such purchase orders are generally cancelable at the discretion of the Company until the order has been shipped. The table above excludes certain immaterial executory contracts for goods and services that tend to be recurring in nature and similar in amount year after year.

For fiscal 2005, we plan to continue our new store unit growth goal with an approximately 15% increase target in the number of stores on an annual basis and to remodel five to eight of its existing store locations. We plan to continue our capital investment in tooling costs for proprietary products and continue enhancement of our technological systems at a more moderate pace than the two previous years. We believe that our total capital expenditures for fiscal 2005 will be approximately $37 to $42 million.

Absent unfavorable economic conditions or deviations from projected demand for our products, particularly during the fourth quarter, we expect to achieve positive cash flow from operations on an annual basis, although we likely will need to finance holiday and new-store increases in inventories through trade credits and our credit facility. We believe we will be able to fund our capital expenditures for new and remodeled stores, technological enhancements and tooling costs for Sharper Image Design products through existing cash balances, investments, cash generated from operations, trade credits, and, as necessary, its credit facility.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which replaces SFAS No. 123, supercedes Accounting Principles Board (APB) No. 25 and related interpretations and amends SFAS No. 95, “Statement of Cash Flows.” The provisions of SFAS No. 123R are similar to those of SFAS No. 123; however, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statement as compensation cost based on their fair value on the date of the grant. The fair value of the share-based awards will be determined using an option-pricing model on the grant date. SFAS No. 123R is effective at the beginning of the first fiscal year beginning after June 15, 2005. The Company will adopt SFAS No. 123R no later than the first quarter of fiscal 2006.

In November 2004, the FASB issued SFAS No.151, “Inventory Costs—An Amendment of Accounting Research Bulletin No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. The provisions in SFAS No. 151 must be applied prospectively to the Company’s inventory costs incurred after January 1, 2006. The adoption of SFAS No. 151 is not expected to have an impact on the Company’s financial statements.

In December 2003, the FASB issued FASB Interpretation (“FIN”) No. 46(R) “Consolidation of Variable Interest Entities.” FIN 46(R) replaced FIN 46 and addresses consolidation by business enterprises of variable interest entities. The provisions of FIN (46)R were effective for the first reporting period that ended after December 15, 2003, for variable interest in those entities commonly referred to as special-purpose entities. Application of the provisions of FIN 46(R) for all other entities was effective for the first reporting period ending after March 15, 2004. The Company has no interest in any entity covered by FIN 46(R) and the adoption of the provisions of FIN 46(R) did not impact the Company’s financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks, which includes changes in interest rates and, to a lesser extent, foreign exchange rates. The Company does not engage in financial transactions for trading or speculative purposes.

The interest payable on the Company’s credit facility is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable rate debt increased 0.5% (10% from the bank’s reference rate) as of January 31, 2005, the Company’s results from operations and cash flows would not have been materially affected. In addition, the Company has fixed and variable income investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio.

The Company enters into a significant amount of purchase obligations outside of the United States, which are settled in U.S. Dollars and, therefore, have only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that foreign currency exchange risk is immaterial.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sharper Image Corporation:

We have audited the accompanying balance sheets of Sharper Image Corporation (the “Company”), as of January 31, 2005 and 2004, and the related statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2005 and 2004 and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note B to the financial statements, the accompanying financial statements as of and for the years ended January 31, 2004 and 2003 have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 31, 2005 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 3, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Francisco, CA
May 3, 2005

SHARPER IMAGE CORPORATION

BALANCE SHEETS

(Dollars in thousands, except per share amounts)	January 31, 2005	January 31, 2004
		(As Restated, see Note B)
Assets
Current assets:
Cash and equivalents	$27,149	$34,871
Short-term investments	66,900	48,600
Accounts receivable, net of allowance for doubtful accounts of $1,578 and $1,339	25,638	21,058
Merchandise inventories	124,038	109,424
Prepaid expenses, deferred taxes and other	25,507	24,381

Total current assets	269,232	238,334
Property and equipment, net	100,509	72,662
Deferred catalog costs and other assets	6,359	4,337

Total assets	$376,100	$315,333

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$51,424	$29,509
Accrued expenses	23,737	16,126
Accrued compensation	7,364	11,793
Reserve for refunds	19,609	17,161
Deferred revenue	32,061	25,781
Income taxes payable	1,649	9,203

Total current liabilities	135,844	109,573
Deferred taxes and other liabilities	34,249	20,506
Commitments and contingencies	—	—

Total liabilities	170,093	130,079

Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized, 3,000,000 shares: Issued and outstanding, none	—	—
Common stock, $0.01 par value:
Authorized, 25,000,000 shares: Issued 15,737,260, and 15,322,635 shares. Outstanding 15,637,260, and 15,322,635 shares	157	153
Additional paid-in capital	105,090	97,211
Retained earnings	102,540	87,890
Treasury stock	(1,780)	—

Total stockholders’ equity	206,007	185,254

Total liabilities and stockholders’ equity	$376,100	$315,333

See Notes to Financial Statements.

SHARPER IMAGE CORPORATION

STATEMENTS OF OPERATIONS

	Fiscal Year Ended January 31,
(Dollars in thousands, except per share amounts)	2005 (Fiscal 2004)	2004 (Fiscal 2003)	2003 (Fiscal 2002)
		(As Restated, see Note B)	(As Restated, see Note B)
Revenues:
Net sales	$739,965	$630,084	$498,702
Delivery	19,398	17,050	14,090
List rental and licensing	640	377	977

	760,003	647,511	513,769

Costs and expenses:
Cost of products	341,823	280,338	221,694
Buying and occupancy	70,771	58,013	48,229
Advertising	149,958	123,339	97,360
General, selling, and administrative	171,768	146,465	120,555

	734,320	608,155	487,838

Other income (expense):
Interest income	1,005	785	367
Interest expense	(367)	(291)	(465)
Other expense	(1,491)	(437)	(95)

	(853)	57	(193)

Earnings before income tax expense	24,830	39,413	25,738
Income tax expense	10,180	16,294	10,551

Net earnings	$14,650	$23,119	$15,187

Earnings per common equivalent share:
Basic	$0.94	$1.60	$1.23

Diluted	$0.90	$1.51	$1.15

Weighted average shares used in the computation of earnings per common equivalent share:
Basic	15,634,355	14,446,128	12,327,157
Diluted	16,290,060	15,333,235	13,182,050

See Notes to Financial Statements.

SHARPER IMAGE CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)	Common Stock		Additional Paid-in Capital	Treasury Shares		Retained Earnings	Total
	Shares	Amount		Shares	Amount
Balance at February 1, 2002 (as restated, see Note B)	11,970,684	$120	$42,582	—	$—	$49,584	$92,286
Issuance of common stock for stock options exercised (including income tax benefit of $3,733)	668,268	6	7,368	—	—		7,374
Net earnings (as restated)						15,187	15,187

Balance at January 31, 2003 (as restated)	12,638,952	126	49,950	—	—	64,771	114,847
Issuance of common stock for stock options exercised (including income tax benefit of $4,622)	546,259	6	8,767	—	—		8,773
Issuance of common stock due to stock follow-on offering (net of expenses)	2,137,424	21	38,494	—	—		38,515
Net earnings (as restated)						23,119	23,119

Balance at January 31, 2004 (as restated)	15,322,635	153	97,211	—	—	87,890	185,254
Issuance of common stock for stock options exercised (including income tax benefit of $3,721)	414,625	4	7,879				7,883
Treasury stock purchased				(100,000)	(1,780)		(1,780)
Net earnings						14,650	14,650

Balance at January 31, 2005	15,737,260	$157	$105,090	(100,000)	$(1,780)	$102,540	$206,007

See Notes to Financial Statements.

SHARPER IMAGE CORPORATION

STATEMENTS OF CASH FLOWS

	Fiscal Year Ended January 31,
(Dollars in thousands)	2005 (Fiscal 2004)	2004 (Fiscal 2003)	2003 (Fiscal 2002)
		(As Restated, see Note B)	(As Restated, see Note B)
Cash provided by (used for) operating activities:
Net earnings	$14,650	$23,119	$15,187
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	21,056	16,426	15,456
Tax benefit from stock option exercises	3,721	4,622	3,733
Deferred rent expenses and landlord allowances	119	97	279
Deferred income taxes	6,106	(1,821)	(2,331)
Loss on disposal of equipment	1,437	744	94
Change in operating assets and liabilities:
Accounts receivable	(4,580)	(8,461)	(4,499)
Merchandise inventories	(14,614)	(35,099)	(23,996)
Prepaid catalog costs, prepaid expenses and other	(2,905)	(2,575)	2,577
Accounts payable, reserve for refunds and accrued expenses	19,991	8,762	22,029
Deferred revenue, taxes payable and other liabilities	12,788	15,323	8,452

Cash provided by operating activities	57,769	21,137	36,981

Cash provided by (used for) investing activities:
Property and equipment expenditures	(49,573)	(35,195)	(23,199)
Purchases of short-term investments	(191,600)	(131,675)	(15,000)
Sale of short-term investments	173,300	98,075	—

Cash used for investing activities	(67,873)	(68,795)	(38,199)

Cash provided by (used for) financing activities:
Proceeds from issuance of common stock upon exercise of stock options	4,162	4,151	3,641
Repurchase of common stock	(1,780)	—	—
Payments made for financing fees		(770)	—
Proceeds from notes payable and revolving credit facility	—	—	19,000
Principal payments on notes payable and revolving credit facility	—	—	(21,207)
Proceeds from issuance of common stock due to follow-on stock offering, net of expenses	—	38,515	—

Cash provided by financing activities	2,382	41,896	1,434

Net increase (decrease) in cash and equivalents	(7,722)	(5,762)	216
Cash and equivalents at beginning of period	34,871	40,633	40,417

Cash and equivalents at end of period	27,149	$34,871	$40,633

Supplemental disclosure of cash paid for:

Interest expense	$192	$131	$456
Income taxes	$7,876	$9,615	$743

See Notes to Financial Statements.

SHARPER IMAGE CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note A—Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

Sharper Image Corporation (referred to as the “Company,” “The Sharper Image,” and “it”) is a leading specialty retailer of innovative, high quality products that are useful and entertaining and are designed to make life easier and more enjoyable. The Company offers a unique assortment of products in the electronics, recreation and fitness, personal care, houseware, travel, toy, gifts and other categories. The Sharper Image merchandising philosophy focuses principally on new and creative proprietary Sharper Image Design products and exclusive Sharper Image branded products and, to a lesser extent, on third party branded products. The Company designs and develops its Sharper Image Design products, while Sharper Image branded products are generally designed by the Company with third parties. The Company believes that its unique merchandising and creative marketing strategies have made The Sharper Image one of the most widely recognized retail brand names in the United States. The Company’s year ended January 31, 2005, 2004 and 2003 represents fiscal years 2004, 2003 and 2002, respectively.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant accounting judgments and estimates include depreciable lives of long-lived assets, long-lived asset impairment, reserves on inventory and sales return reserve.

Revenue Recognition

The Company recognizes revenue at the point of sale at its retail stores and at the time of customer receipt for its catalog and direct marketing sales, including the Internet. The Company recognizes revenue for sales to resellers or sales made on a wholesale basis when the products are shipped, which is the time title passes to the purchaser. Estimated reductions to revenue for customer returns are based upon historical return rates. Revenues are recorded net of sale discounts and other rebates and incentives offered to customers. Deferred revenue represents merchandise certificates, gift cards and reward cards outstanding and unfilled cash orders at the end of the fiscal period. Delivery revenue is recognized at the commencement of delivery to customers.

Cost of Products

Cost of products includes total cost of products sold, inventory shrink, letter of credit fees, inventory write-downs, inbound freight costs, costs to refurbish products for resale, inspection costs, cost of customer accommodations and promotions and costs to deliver product to customers.

Buying and Occupancy

Buying and occupancy includes salaries for merchandise buyers, occupancy costs for all store locations and distribution facilities including rent, utilities, real estate taxes, common area maintenance, repairs and maintenance, depreciation on leasehold improvements and fixtures, janitorial services and waste removal.

General, Selling and Administrative

General, selling and administrative (“GS&A”) includes all costs related to sales associates, including payroll and benefits, all corporate personnel cost, including payroll and benefits, supplies, store signs, credit card fees,

SHARPER IMAGE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

third party fees including telemarketing expenses, Internet hosting charges, telephone related to the corporate offices, toll free phone numbers for catalog and other direct marketing orders, freight charges related to delivery of product from distribution centers to stores and between distribution centers (freight out), purchasing and receiving costs, warehouse costs, corporate insurance, depreciation on corporate assets such as computers and distribution center facilities, bad debt expense, check guarantee fees and professional fees. Distribution center costs, which include personnel, supplies, freight out and professional fees included in GS&A were $29.1 million, $22.5 million and $17.3 million for fiscal 2004, 2003 and 2002, respectively. Of the distribution costs incurred above, freight out was $15.5 million, $10.8 million and $7.8 million for fiscal 2004, 2003, and 2002, respectively.

Start-up Activities

All start-up and pre-opening costs, which include supplies, payroll, benefits, store signs, rent and utilities, are expensed as incurred.

Other Expense

Other expense includes the net loss related to the disposal of fixed assets as well as the net effect of legal settlements. Net disposal of assets totaled $1.5 million, $0.7 million and $0.1 million in fiscal 2004, 2003 and 2002. In fiscal 2003, a favorable settlement of $0.3 million was included in other expense.

Deferred Catalog and Advertising Costs

Direct costs incurred for the production and distribution of catalogs are capitalized and amortized, once the catalog is mailed, over the expected sales period, which does not exceed three months. Advertising costs reported as assets include $4.9 million and $5.1 million in deferred catalog as of January 31, 2005, and January 31, 2004, respectively. In addition, the Company also reported $0.4 million and $0.4 million of advertising costs for prepaid newspaper and magazine advertisements that were recorded as assets as of January 31, 2005, and January 31, 2004, respectively. Catalog and retailer mailer expenses incurred were $50.8 million, $42.6 million, and $37.4 million for fiscal 2004, 2003 and 2002, respectively. Other advertising costs are expensed as incurred and amounted to $99.2 million, $80.7 million and $60.0 million for the fiscal years ended January 31, 2005, 2004, and 2003, respectively.

Fair Value of Financial Instruments

The carrying value of cash, short-term investments, accounts receivable and accounts payable approximates their estimated fair value.

Cash and Equivalents

Cash and equivalents represent cash and short-term, highly liquid investments with original maturities of three months or less. Receivables from banks related to debit and credit cards are shown in accounts receivable and totaled $4.8 million and $5.8 million at January 31, 2005, and 2004, respectively.

Short-term Investments

Investments consist of auction rate securities, which the Company normally liquidates within 35 days of purchase in an auction process. These securities are held as available for sale and are therefore classified as short term investments.

SHARPER IMAGE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Merchandise Inventories

Merchandise inventories are stated at lower of cost (first-in, first-out method) or market. The Company reduces the carrying value of its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the various assets which range from three to 10 years for office furniture and equipment and transportation equipment, and 40 years for buildings. Leasehold improvements are amortized using the straight-line method over the lesser of their estimated useful lives or the term of the applicable leases, which range from less than one year to 12 years. Many leases provide the Company with renewal options that range from two to five years after the expiration of the initial lease terms.

The Company designs and produces its own proprietary products for sale. External costs incurred for tooling, dies, patents and trademarks are capitalized and amortized over the estimated life of these products, which is generally two years. At January 31, 2005, and 2004, capitalized costs included in property and equipment, net of related amortization, were $4.0 million and $3.4 million, respectively.

Costs incurred in the development of the Company’s Internet Website and enhancements to the Company’s information infrastructure are capitalized once the preliminary project stage is completed and management authorizes and commits to funding a computer software project and it is probable that the project will be completed and the software will be used to perform the function intended. Costs incurred for training and ongoing maintenance are expensed as incurred.

The Company reviews its long-lived assets, including identifiable intangible assets, whenever events or changes indicate the carrying amount of such assets may not be recoverable. The Company’s policy is to review the recoverability of all assets, at a minimum, on an annual basis. Based on the Company’s review at January 31, 2005, and 2004, no material adjustments were made to long-lived assets.

Income Taxes

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events then known to management that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, all expected future events then known to management are considered other than changes in the tax law or rates.

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

38.1

SHARPER IMAGE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Effective with the adoption of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, on January 1, 2003, the Company recognizes a liability for costs associated with closing a store when the liability is incurred. The present value of expected future lease costs and other closure costs is recorded when the store is closed. Severance and other employee-related costs are recorded in the period in which the closure and related severance packages are communicated to the affected employees. Accretion of the discounted present value of expected future costs is recorded in operations. Store closure reserves are reviewed and adjusted periodically based on changes in estimates. Approximately $80,000 was recorded for store closure reserves as of January 31, 2005, and no such reserves were recorded at January 31, 2004.

Accounts Payable

Accounts payable represents amounts owed to third parties at the end of each period presented.

Reserve for Refunds

Our customers may return purchased items for an exchange or refund. The Company records a reserve for estimated product returns, net of cost of goods sold, based on historical return trends together with current product sales performance. If actual returns, net of cost of goods sold, are different than those projected by management, the estimated sales returns reserve will be adjusted accordingly.

Deferred Rent

Rental expense is recorded on a straight-line basis starting on the possession date. The difference between the average rental amount charged to expense or capitalized during the lease construction period and the amount payable under the lease is recorded as deferred rent. At January 31, 2005, and 2004, the balance of deferred rent was $9.2 million and $7.0 million, respectively, and is included in long-term liabilities on the accompanying balance sheets.

Stock-Based Compensation

The Company has one stock-based employee compensation plan, as described in Note G. The Company accounts for stock-based employee compensation using the intrinsic value method in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees. No compensation expense is recognized for employee stock options, because it is the Company’s practice to grant stock options with an exercise price equal to the market price of the underlying common stock on the date of grant.

On January 24, 2005, the Company’s Compensation Committee of the Board of Directors approved the accelerated vesting of all unvested options awarded to employees and officers which had exercise prices greater than $22 per share. Because these options have exercise prices significantly in excess of the Company’s stock price of $16.90 on the date of approval, the Company believes that these options may not be offering sufficient incentive to the employees when compared to the potential future compensation expense that would have been attributable to these options. Options to purchase approximately 875,000 shares became exercisable immediately as a result of the vesting acceleration. The acceleration resulted in the recognition of an additional $8.6 million pre-tax expense included in the pro forma disclosures of stock based compensation below and the exclusion of such amounts from compensation expense in future years.

SHARPER IMAGE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to all stock-based employee compensation:

	Fiscal year ended January 31,
(Dollars in thousands, except per share amounts)	2005 (Fiscal 2004)	2004 (Fiscal 2003)	2003 (Fiscal 2002)
Net income, as reported	$14,650	$23,119	$15,187
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects(1)	(8,017)	(2,006)	(1,539)

Pro forma net income	$6,633	$21,113	$13,648

Basic earnings per share:
As reported	$0.94	$1.60	$1.23
Pro forma	$0.42	$1.46	$1.11
Diluted earnings per share:
As reported	$0.90	$1.51	$1.15
Pro forma	$0.41	$1.38	$1.04

(1)	The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, with the following weighted average assumptions:

	Fiscal year ended January 31,
	2005 (Fiscal 2004)	2004 (Fiscal 2003)	2003 (Fiscal 2002)
Dividend yield	—	—	—
Expected volatility	48%	52%	59%
Risk-free interest rate	3.50%	3.12%	1.81%
Expected life (years)	5	5	5

Reclassification

Investments in auction rate securities as of January 31, 2004 and 2003 of $48.6 million and $15.0 million respectively, have been reclassified from cash and equivalents to short-term investments on the Company’s Balance Sheets and Statements of Cash Flows. The reclassification was effected as the securities had stated maturities beyond three months but are priced and traded as short-term investments due to the liquidity provided through the interest rate reset mechanism of approximately every 35 days. The purchase and sale of short-term investments previously presented as cash and equivalents have been reclassified to investing activities in the Company’s Statements of Cash Flows. The effect of this reclassification resulted in an increase in net cash used in investing activities of $33.6 million and $15.0 million for fiscal 2003 and 2002, respectively.

Comprehensive Income

Comprehensive income consists of net earnings or loss for the current period and other comprehensive income (certain income, expenses, gains and losses that currently bypass the income statement and are reported directly as a separate component of equity). Comprehensive income does not differ from net earnings for the Company for the years ended January 31, 2005, 2004 and 2003.

SHARPER IMAGE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which replaces SFAS No. 123, supersedes Accounting Principles Board (APB) No. 25 and related interpretations and amends SFAS No. 95, “Statement of Cash Flows.” The provisions of SFAS No. 123R are similar to those of SFAS No. 123; however, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on their fair value on the date of the grant. The fair value of the share-based awards will be determined using an option-pricing model on the grant date. SFAS No. 123R is effective at the beginning of the first fiscal year beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS No. 123R and will be adopting it no later than the first fiscal quarter of 2006.

In November 2004, the FASB issued SFAS No.151, “Inventory Costs—An Amendment of Accounting Research Bulletin No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. The provisions in SFAS No. 151 must be applied prospectively to the Company’s inventory costs incurred after January 1, 2006. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s financial statements.

In December 2003, the FASB issued FASB Interpretation (“FIN”) No. 46(R) “Consolidation of Variable Interest Entities.” FIN 46(R) replaced FIN 46 and addresses consolidation by business enterprises of variable interest entities. The provisions of FIN 46(R) were effective for the first reporting period that ended after December 15, 2003, for variable interest in those entities commonly referred to as special-purpose entities. Application of the provisions of FIN 46(R) for all other entities was effective for the first reporting period ending after March 15, 2004. The Company has no interest in any entity covered by FIN 46(R) and the adoption of the provisions of FIN 46(R) did not impact the Company’s financial statements.

Note B—Restatement of Financial Statements

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter in which it expressed its views regarding certain operating lease accounting issues and their application under accounting principles generally accepted in the United States of America (“GAAP”). The Company’s management subsequently reviewed its lease-related accounting practices and determined that a correction was required to the way it accounted for its leases, specifically the accounting for rent holidays. Before this correction, the Company recognized the straight-line expense for leases beginning on the commencement date of the lease, generally the store opening date; this had the effect of excluding the stores’ construction and pre-opening periods from the total time over which the Company expensed rent. As a result, the Company corrected its accounting to include the construction and pre-opening period in determining its straight-line rent and to capitalize rent expense during the stores’ construction period and to amortize that capitalized rent over the lease period or the life of the leasehold improvements, whichever is shorter. The aggregate effect of this correction resulted in a decrease in retained earnings of approximately $100 thousand (on an after-tax basis) through January 31, 2002, and an increase to capitalized assets of approximately $2.5 million and deferred rent of approximately $2.7 million as of January 31, 2004.

In addition, as part of the Company’s self-assessment and self-testing of its internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, management identified an error in certain accounts within accounts payable, as reported in its previously issued financial statements. The error occurred in certain calculations and inventory valuation adjustments, resulting in an understatement of accounts payable and an overstatement of net income. The effect of this correction reduced net income (on an after-tax basis) by approximately $1.2 million for the first nine months of the fiscal year ended January 31, 2005; by approximately $2.1 million for fiscal year ended January 31, 2004; and by approximately $700 thousand for the fiscal year ended January 31, 2003. The Company’s retained earnings decreased by approximately $1.7 million (on an after-tax basis) for the aggregate effect of the correction through January 31, 2002.

SHARPER IMAGE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

As a result, the Company restated the accompanying financial statements as of January 31, 2004 and for the years ended January 31, 2004 and 2003 from amounts previously reported. A summary of the significant effects of the restatement is as follows:

Balance Sheets

	January 31, 2004
In thousands, except per share amounts	As Previously Reported	As Restated
Accounts receivable	$21,196	$21,058
Merchandise inventories	110,058	109,424
Prepaid expense, deferred taxes and other	20,303	24,381
Property and equipment, net	70,190	72,662
Total assets	309,555	315,333
Accounts payable	23,434	29,509
Income taxes payable	9,399	9,203
Deferred taxes and other liabilities	15,935	20,506
Retained earnings	92,562	87,890
Total shareholders’ equity	189,926	185,254

Statements of Operations

In thousands, except per share amounts	Fiscal Year Ended January 31, 2004		Fiscal Year Ended January 31, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Cost of products	$277,043	$280,338	$220,519	$221,694
Buying and occupancy	57,918	58,013	48,185	48,229
Earnings before income taxes	42,803	39,413	26,956	25,738
Income taxes	17,549	16,294	11,049	10,551
Net earnings	25,254	23,119	15,907	15,187

Basic earnings per common equivalent share:	$1.75	$1.60	$1.29	$1.23

Diluted earnings per common equivalent share:	$1.65	$1.51	$1.21	$1.15

Note C—Property and Equipment

Property and equipment is summarized as follows:

	January 31,
(Dollars in thousands)	2005	2004
Leasehold improvements	$44,076	$40,357
Furniture, fixtures and equipment and other capitalized costs	139,554	110,126
Land	53	53
Building	2,874	2,874

	186,557	153,410
Less accumulated depreciation and amortization	86,048	80,748

	$100,509	$72,662

SHARPER IMAGE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note D—Revolving Loan and Notes Payable

The Company has a revolving secured credit facility with Wells Fargo Bank, National Association. The credit facility has a maturity date of October 31, 2006, and allows borrowings and letters of credit up to a maximum of $50 million at all times during the year, with a “borrowing base” determined by inventory levels and specified accounts receivable. The credit facility is secured by the Company’s inventory, accounts receivable, and specified other assets. Borrowings under the credit facility bear interest at either the adjusted LIBOR rate plus 1.50% or at Wells Fargo’s prime rate less 0.25%. The credit facility contains financial covenants that only apply during an event of default or when the borrowing base is drawn below a specified level. These financial covenants require the Company to maintain a minimum EBITDA (as defined) on a rolling 12-month basis of $35 million and to maintain capital expenditures below a specified level based on the Company’s projections. The credit facility contains limitations on incurring additional indebtedness, making additional investments and permitting a change of control. As of January 31, 2005, letter of credit commitments outstanding under the credit facility were $1.8 million and there were no borrowings outstanding. The Company believes that it is in compliance with all of its debt covenants as of January 31, 2005.

Note E—Income Taxes

	Fiscal year ended January 31,
(Dollars in thousands)	2005 (Fiscal 2004)	2004 (Fiscal 2003)	2003 (Fiscal 2002)
Current:
Federal	$3,478	$15,439	$10,997
State	596	2,676	1,885

	4,074	18,115	12,882

Deferred:
Federal	5,212	(1,555)	(1,990)
State	894	(266)	(341)

	6,106	(1,821)	(2,331)

	$10,180	$16,294	$10,551

The difference between the effective income tax rate and the United States federal income tax rate is summarized as follows:

	Fiscal year ended January 31,
	2005 (Fiscal 2004)	2004 (Fiscal 2003)	2003 (Fiscal 2002)
Federal tax rate	35.0%	35.2%	35.0%
State income tax, less federal benefit	6.0	6.1	6.0
Other	—	—	—

Effective tax rate	41.0%	41.3%	41.0%

SHARPER IMAGE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Deferred taxes result from differences in the recognition of expense for income tax and financial reporting purposes. The principal components of deferred tax assets (liabilities) are as follows:

	January 31,
	2005		2004
(Dollars in thousands)	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Current:
Nondeductible reserves	$15,615	—	$14,751	—
Deferred catalog costs	—	$732	—	$722
State taxes	34	—	645	—

Current	15,649	732	15,396	722

Noncurrent:
Deferred rent	2,299	—	1,797	—
Depreciation	—	9,740	—	3,324
Deductible software costs	—	6,060	—	4,876
Other	2,162	—	1,413	—

Noncurrent	4,461	15,800	3,210	8,200

Total	$20,110	$16,532	$18,606	$8,922

The net of the current deferred tax assets and liabilities is recorded in prepaid expenses, deferred taxes and other on the accompanying balance sheets. The net of the non current deferred tax assets and liabilities is recorded in deferred taxes and other liabilities on the accompanying balance sheets.

Note F—Leases

The Company leases retail facilities, offices, and equipment under operating leases for terms expiring at various dates through 2017. Under the terms of certain of the leases, rents are adjusted annually for changes in the consumer price index and increases in property taxes. The aggregate minimum annual lease payments under leases in effect at January 31, 2005, are as follows:

(Dollars in thousands)
Fiscal year ending January 31,
2006	$36,446
2007	34,221
2008	32,742
2009	31,407
2010	30,213
Thereafter	99,242

Total minimum lease commitments	$264,271

Many of the Company’s leases contain predetermined fixed escalations of the minimum rentals during the initial term. For these leases, the Company has recognized the related rental expense on a straight-line basis and has recorded the difference between the expense charged to income or capitalized in fixed assets and amounts payable under the leases as Deferred Rent on the accompanying balance sheet

SHARPER IMAGE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Some store leases contain renewal options for periods ranging up to five years. Most leases also provide for payment of operating expenses, real estate taxes and for additional rent based on a percentage of sales.

Rental expense for all operating leases was as follows:

	Fiscal year ended January 31,
(Dollars in thousands)	2005 (Fiscal 2004)	2004 (Fiscal 2003)	2003 (Fiscal 2002)
Minimum rentals	$35,281	$30,108	$25,999
Percentage rentals and other charges	15,640	12,286	10,448

	$50,921	$42,394	$36,447

Note G—Stockholders’ Equity

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

In October 2004, the Board of Directors authorized a stock repurchase program to acquire up to 1,000,000 shares of outstanding common stock in the open market. During the fourth quarter of fiscal 2004, the Company repurchased 100,000 shares of its common stock at a total cost of approximately $1.8 million, a weighted average cost of $17.80 per share.

Options issued to key employees and consultants will generally vest over a four- to six-year period from the date of the grant and are priced at 100% of the fair market value at the date of the grant. Options issued to non-employee Board members will be immediately exercisable, vest over one year of board service from the date of the grant and are priced at 100% of the fair market value at the date of the grant. Any shares purchased under the option plan will be subject to repurchase by the Company at the exercise price paid per share, upon the optionee’s cessation of Board service prior to vesting.

On January 24, 2005, the Company’s Compensation Committee of the Board of Directors approved the accelerated vesting of all unvested options awarded to employees and officers which had exercise prices greater than $22 per share. Because these options have exercise prices significantly in excess of the Company’s stock price of $16.90 on the date of the approval, the Company believes that these options may not be offering sufficient incentive to the employees when compared to the potential future compensation expense that would have been attributable to these options. Options to purchase approximately 875,000 shares became exercisable immediately as a result of the vesting acceleration.

SHARPER IMAGE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table reflects the activity under this plan:

	Number of Options	Weighted average exercise price
Balance at January 31, 2002	2,773,963	$7.65
Granted (weighted average fair value of $7.60)	687,650	14.41
Exercised	(668,268)	5.42
Cancelled	(97,974)	10.33

Balance at January 31, 2003	2,695,371	$9.83

Granted (weighted average fair value of $10.97)	580,500	23.18
Exercised	(546,259)	7.20
Cancelled	(41,960)	9.99

Balance at January 31, 2004	2,687,652	$13.24

Granted (weighted average fair value of $12.78)	455,550	$26.62
Exercised	(414,625)	10.03
Cancelled	(16,800)	24.66

Balance at January 31, 2005	2,711,777	$15.91

Exercisable at January 31, 2003	1,272,707	$9.10

Exercisable at January 31, 2004	1,272,652	$10.88

Exercisable at January 31, 2005	2,235,837	$16.86

Options outstanding				Options exercisable
Range of exercise prices	Number of options outstanding	Weighted average remaining contractual Life (years)	Weighted average exercise price	Number of options exercisable	Weighted average exercise price
2.00 — 3.99	6,833	3.2	$3.57	6,833	$3.57
4.00 — 7.99	232,810	6.9	6.89	108,430	6.87
8.00 — 11.99	1,044,154	5.9	9.56	889,374	9.43
12.00 — 14.99	380,340	8.0	14.82	206,980	14.78
15.00 — 23.99	584,890	8.8	22.94	561,470	23.13
24.00 — 35.99	462,750	9.9	26.98	462,750	26.98

$ 2.00 — $35.99	2,711,777	7.6	$15.91	2,235,837	$16.86

Note H—Earnings per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares and dilutive common equivalent shares (stock options) outstanding

SHARPER IMAGE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

during the period. The following is a reconciliation of the number of shares used in the Company’s basic and diluted earnings per share computations:

	Fiscal year ended January 31,
	2005 (Fiscal 2004)	2004 (Fiscal 2003)	2003 (Fiscal 2002)
Basic weighted average number of shares outstanding	15,634,355	14,446,128	12,327,157
Application of treasury stock method on stock options outstanding:
Assumed options exercised due to exercise price being less than average market price, net of assumed stock repurchases	655,705	887,107	854,893

Diluted weighted average number of shares outstanding	16,290,060	15,333,235	13,182,050

The computations of diluted earnings per share in fiscal 2004, 2003 and 2002 exclude options for 447,450, 31,100 and 51,850 shares, respectively, because their exercise price exceeded the average market price for the period and thus their effect would have been anti-dilutive.

Note I—401(k) Savings Plan

The Company maintains a defined contribution 401(k) Savings Plan covering all employees who have completed one year of service with at least 1,000 hours and who are at least 21 years of age. The Company makes employer matching contributions at its discretion. Company contributions amounted to $274,000, $190,000, and $176,000 for the fiscal years ended January 31, 2005, 2004 and 2003, respectively.

Note J—Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

On and after April 18, 2005 a number of purported stockholder class action lawsuits have been commenced in the United States District Court for the Northern District of California on behalf of purchasers of the Company’s common stock during the period of February 5, 2004 and August 4, 2004 (the “Class Period”). The complaints allege that during the Class Period, the Company and certain of its officers and employee-directors made false and misleading statements regarding the Company’s business and business prospects. The Company believes these lawsuits are without merit and intends to defend itself vigorously. The Company does not believe that the ultimate resolution of these lawsuits will have a material adverse effect on the financial position of the Company, although an adverse effect on one or more of these lawsuits could have a material impact on the results of operations.

Note K—Segment Information

The Company classifies its business interests into four reportable segments: retail stores, catalog and direct marketing, Internet and wholesale. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note A). The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs

SHARPER IMAGE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

and income taxes. The Company’s reportable segments are strategic business units that offer the same products and utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. The Company does not have intersegment sales, but the segments are managed separately because each segment has different channels for selling the products.

Financial information for the Company’s business segments is as follows:

	Year ended January 31,
(Dollars in thousands)	2005 (Fiscal 2004)	2004 (Fiscal 2003)	2003 (Fiscal 2002)
Revenues
Stores	$434,696	$379,349	$293,795
Catalog and direct marketing	130,535	128,652	118,192
Internet	116,297	95,086	69,208
Other	78,475	44,424	32,574

Total revenues	$760,003	$647,511	$513,769

Operating contributions
Stores	$57,378	$54,212	$38,086
Catalog and direct marketing	5,132	20,652	19,437
Internet	11,896	15,345	11,840
Unallocated	(49,576)	(50,796)	(43,625)

Earnings before income tax expense	$24,830	$39,413	$25,738

Depreciation and amortization
Stores	$10,386	$7,734	$6,224
Catalog and direct marketing	—	—	—
Internet	2,253	3,071	3,884
Unallocated	8,417	5,621	5,348

Total depreciation and amortization	$21,056	$16,426	$15,456

Capital asset expenditures
Stores	$28,176	$21,774	$13,983
Catalog and direct marketing	—	—	—
Internet	2,895	1,727	2,400
Unallocated	18,502	11,694	6,816

Total capital asset expenditures	$49,573	$35,195	$23,199

Assets
Stores	$65,854	$51,197	$37,009
Catalog and direct marketing	—	—	—
Internet	2,513	1,974	3,330
Unallocated	307,733	262,162	175,385

Total assets	$376,100	$315,333	$215,724

SHARPER IMAGE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note L—Quarterly Financial Information (Unaudited)

	Fiscal Year Ended January 31, 2005
(Dollars in thousands, except per share amounts)	April 30, 2004	July 31, 2004	October 31, 2004
	As previously reported(3)
Revenues	$156,405	$148,963	$153,623
Expenses
Cost of products	62,437	65,394	70,395
Buying and occupancy	16,049	16,963	16,970
Advertising	37,072	28,755	33,030
General, selling and administrative	37,393	36,768	38,775
Other income (expense)	116	62	(107)
Earnings (loss) before income tax expense (benefit)	3,570	1,145	(5,654)
Income tax expense (benefit)	1,464	469	(2,318)
Net earnings (loss)	$2,106	$676	$(3,336)

Net earnings (loss) per share
Basic(1)	$0.14	$0.04	$(0.21)
Diluted(2)	$0.13	$0.04	$(0.21)

	Fiscal Year Ended January 31, 2005 Three months ended
(Dollars in thousands, except per share amounts)	April 30, 2004	July 31, 2004	October 31, 2004	January 31, 2005
	As restated(3)
Revenues	$156,405	$148,963	$153,623	$301,012
Expenses
Cost of products	62,760	66,380	71,041	141,642
Buying and occupancy	16,049	16,963	16,970	20,789
Advertising	37,072	28,755	33,030	51,101
General, selling and administrative	37,393	36,768	38,775	58,832
Other income (expense)	116	62	(107)	(924)
Earnings (loss) before income tax expense (benefit)	3,247	159	(6,300)	27,724
Income tax expense (benefit)	1,332	66	(2,583)	11,365
Net earnings (loss)	$1,915	$93	$(3,717)	$16,359

Net earnings (loss) per share
Basic(1)	$0.12	$0.01	$(0.24)	$1.04
Diluted(2)	$0.12	$0.01	$(0.24)	$1.01

SHARPER IMAGE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

	Fiscal Year Ended January 31, 2004 Three months ended
(Dollars in thousands, except per share amounts)	April 30, 2003	July 31, 2003	October 31, 2003	January 31, 2004
	As previously reported(3)
Revenues	$116,309	$124,699	$128,121	$278,382
Expenses
Cost of products	47,617	53,526	56,417	119,483
Buying and occupancy	13,021	13,174	14,331	17,392
Advertising	25,565	25,877	24,260	47,637
General, selling and administrative	28,900	30,935	31,726	54,904
Other income (expense)	(57)	182	283	(351)
Earnings before income tax expense	1,149	1,369	1,670	38,615
Income tax expense	471	561	685	15,832
Net earnings	$678	$808	$985	$22,783
Net earnings per share
Basic(1)	$0.05	$0.05	$0.07	$1.50
Diluted(2)	$0.05	$0.05	$0.06	$1.40

	Fiscal Year Ended January 31, 2004 Three months ended
(Dollars in thousands, except per share amounts)	April 30, 2003	July 31, 2003	October 31, 2003	January 31, 2004
	As Restated(3)
Revenues	$116,309	$124,699	$128,121	$278,382
Expenses
Cost of products	49,373	53,273	57,359	120,333
Buying and occupancy	13,021	13,174	14,331	17,487
Advertising	25,565	25,877	24,260	47,637
General, selling and administrative	28,900	30,936	31,904	54,725
Other income (expense)	(57)	182	283	(351)
Earnings (loss) before income tax expense	(607)	1,621	550	37,849
Income tax expense (benefit)	(250)	665	225	15,654
Net earnings (loss)	$(357)	$956	$325	$22,195
Net earnings (loss) per share
Basic(1)	$(0.03)	$0.06	$0.02	$1.46
Diluted(2)	$(0.03)	$0.06	$0.02	$1.37

(1)	Basic earnings per share is calculated for interim periods including the effect of stock options exercised in prior interim periods. Basic earnings per share for the fiscal year are calculated using weighted shares outstanding based on the date stock options were exercised. Therefore, basic earnings per share for the cumulative four quarters may not equal fiscal year basic earnings per share.
(2)	Diluted net earnings per share for the fiscal year and for quarters with net earnings are computed based on weighted average common shares outstanding which include common stock equivalents (stock options). Net loss per share for quarters with net losses is computed based solely on weighted average common shares outstanding. Therefore, the net earnings (loss) per share for each quarter do not sum up to the earnings per share for the full fiscal year.
(3)	See Note B of Notes to Financial Statements for a description of the Company’s restatement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. The evaluation included consideration of the facts and circumstances surrounding the restatement of the Company’s financial statements described below. Based on such evaluation, and the material weakness described below, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2005.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of the Company’s Chief Financial Officer and Controller, and with the participation of management, including the Chief Executive Officer and President, the Company conducted its assessment of the effectiveness of its internal control over financial reporting as of January 31, 2005. This evaluation was based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements may not be prevented or detected. As of January 31, 2005, the Company failed to design and implement appropriate controls regarding its accounting and disclosure for accounts payable that resulted in an understatement of accounts payable and an overstatement of net income, as well as a corresponding overstatement of stockholders’ equity, for each of the periods presented. Specifically, the Company failed to analyze and reconcile on a timely basis its liability for product received and yet to be invoiced. As a result, the Company was required to restate prior interim and annual financial statements. The impact of the restatement on the previously issued financial statements is described in Note B to the financial statements. This deficiency was concluded to be a material weakness due to the significance of the adjustment that also resulted in the restatement of previous financial statements. Because of the existence of the material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2005, based on criteria in Internal Control—Integrated Framework.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2005, has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

Except for changes related to the material weakness discussed above, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended January 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As of January 31, 2005, the Company implemented a control that identified an error in previously reported accounts payable balances. Since January 31, 2005, the Company has taken several steps towards improving the controls related to the material weakness described above. Specifically the Company implemented a new software system to assist in tracking activity in the affected accounts which allows for exception reporting and timely resolution of unmatched transactions. In addition the Company has hired outside consultants to assist in evaluating and enhancing the control process while educating and training the appropriate individuals within the Accounting department. In February 2005, the Company hired a new Chief Financial Officer who is currently evaluating the existing process and design of controls and is in the process of determining additional changes to be made to strength the controls and remediate the material weakness.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sharper Image Corporation:

We have audited management’s assessment, included in the “Management’s Annual Report on Internal Control Over Financial Reporting” included in Item 9A herein, that Sharper Image Corporation (the “Company”) did not maintain effective internal control over financial reporting as of January 31, 2005, because of a material weakness identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: The Company failed to design and implement appropriate controls regarding its accounting and disclosure for accounts payable that resulted in an understatement of accounts payable and an overstatement of net income, as well as a corresponding overstatement of stockholders’ equity, for each of the periods presented. Specifically, the Company failed to analyze and reconcile on a timely basis its liability for product received and yet to be invoiced. As a result, the Company was required to restate prior interim and annual financial statements. The impact of the restatement on the previously issued financial statements is described in Note B to the financial statements. This deficiency was concluded to be a material weakness due to the significance of the adjustment that also resulted in the restatement of previous financial statements. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedules of the Company as of and for the year ended January 31, 2005, and this report does not affect our report on such financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of January 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended January 31, 2005, of the Company and our report dated May 3, 2005 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph related to the restatement described in Note B.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California May 3, 2005

ITEM 9B. OTHER INFORMATION

On May 2, 2005, the Company amended its employment agreement with Mr. Jeffrey E. Nachbor to provide additional relocation assistance in the form of an after-tax payment to Mr. Nachbor of $100,000.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Directors of the Company is incorporated herein by reference from the Company’s 2005 Proxy Statement to Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2004 fiscal year. Information regarding the Executive Officers of the Company is contained in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from the Company’s 2005 Proxy Statement to Shareholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2004 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, information required by Item 12 is incorporated herein by reference from the Company’s 2005 Proxy Statement to Shareholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2004 fiscal year.

EQUITY COMPENSATION PLAN INFORMATION

The Sharper Image has one equity based compensation plan, the 2000 Stock Incentive Plan which was approved by its security holders. The following table sets forth information as of January 31, 2005, of the Company’s equity compensation plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Per Share Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in the First Column)
Equity compensation plan approved by security holders	2,711,777	$15.91	123,381

The Company has an evergreen provision that allows for an automatic increase of shares available for issuance, by an amount equal to 3% of the total number of shares of common stock outstanding on the last trading day of the immediately preceding fiscal year. In no event will the annual increase exceed 500,000 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from the Company’s 2005 Proxy Statement to Shareholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2004 fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) List of Financial Statements.

The following financial statements of Sharper Image Corporation and the related notes thereto are included herein in Part V, Item 8:

Report of Independent Registered Public Accounting Firm

Statements of Operations for the years ended January 31, 2005, 2004 (As Restated) and 2003 (As Restated)

Balance Sheets at January 31, 2005, and 2004 (As Restated)

Statements of Stockholders’ Equity for the years ended January 31, 2005, 2004 (As Restated) and 2003 (As Restated)

Statements of Cash Flows for the years ended January 31, 2005, 2004 (As Restated) and 2003 (As Restated)

Notes to Financial Statements

Quarterly Financial Information

(2) List of Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

Report of Independent Registered Accounting Firm on Supplementary Data Schedule

(3) List of Exhibits

Incorporated herein by reference is a list of the Exhibits contained in the Exhibit Index, which begins on page 63 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHARPER IMAGE CORPORATION		SHARPER IMAGE CORPORATION

By:	/s/ RICHARD J. THALHEIMER	By:	/s/ TRACY Y. WAN
	Richard J. Thalheimer Chief Executive Officer, Chairman (Principal Executive Officer)		Tracy Y. Wan President Chief Operating Officer Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard J. Thalheimer and Tracy Y. Wan, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD J. THALHEIMER Richard J. Thalheimer	Chief Executive Officer, Chairman (Principal Executive Officer)	May 3, 2005

/s/ TRACY Y. WAN Tracy Y. Wan	President Chief Operating Officer Director	May 3, 2005

/s/ JEFFREY E. NACHBOR Jeffrey E. Nachbor	Senior Vice-President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 3, 2005

/s/ ALAN THALHEIMER Alan Thalheimer	Director	May 3, 2005

/s/ GERALD NAPIER Gerald Napier	Director	May 3, 2005

/s/ MORTON DAVID Morton David	Director	May 3, 2005

/s/ GEORGE JAMES George James	Director	May 3, 2005

/s/ PAMELA JOYNER Pamela Joyner	Director	May 3, 2005

SHARPER IMAGE CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

($000)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
DESCRIPTION	Balance at Beginning of Period	Additions Charged to Costs & Expense	Deductions	Balance at End of Period
ACCOUNTS RECEIVABLE

YEAR ENDED JANUARY 31, 2005:
Allowance for doubtful accounts	$1,339	$525	$286	$1,578

YEAR ENDED JANUARY 31, 2004:
Allowance for doubtful accounts(1)	$1,045	$1,527	$1,233	$1,339

YEAR ENDED JANUARY 31, 2003:
Allowance for doubtful accounts(1)	$1,157	$1,174	$1,286	$1,045

SALES

YEAR ENDED JANUARY 31, 2005:
Reserve for refunds	$17,161	$9,299	$6,851	$19,609

YEAR ENDED JANUARY 31, 2004:
Reserve for refunds	$12,498	$7,092	$2,429	$17,161

YEAR ENDED JANUARY 31, 2003:
Reserve for refunds	$6,009	$9,119	$2,629	$12,498

(1)	As part of the Company’s self assessment of amounts included in the disclosure for allowance for doubtful accounts, the Company identified additional reserves that should be included in the outstanding balance and period activity. As a result, the financial information related to fiscal years ended January 31, 2004 and 2003 have been restated from amounts previously reported.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON SUPPLEMENTARY DATA SCHEDULE

Board of Directors and Stockholders of Sharper Image Corporation

We have audited the financial statements of Sharper Image Corporation as of January 31, 2005 and 2004 and for each of the three fiscal years in the period ended January 31, 2005, and have issued our report thereon dated May 3, 2005 (which report expresses an unqualified opinion and includes an explanatory paragraph related to the restatement described in Note B); such financial statements and report are included in the Company’s 2004 Annual Report on Form 10-K. Our audits also included the financial statement schedule of Sharper Image Corporation, listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
May 3, 2005

EXHIBIT INDEX

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 (Registration No. 33-12755).)

3.2	Amended and Restated Bylaws of Sharper Image Corporation as of June 30, 2004 (Incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarter ended July 31, 2004).

3.3	Form of Certificate of Designation of Series A Junior participating Preferred Stock. (Incorporated by reference to Exhibit 3.01 to Amendment No. 2 to the Registration Statement on Form S-2.)

4.1	Form of Rights Certificate. (Incorporated by reference to Exhibit 4.01 to Amendment No. 2 to the Registration Statement on Form S-2.)

4.2	Form of Rights Agreement dated June 7, 1999. (Incorporated by reference to Exhibit 4.02 to Amendment No. 2 to the Registration Statement on Form S-2.)

10.1	Amended and Restated Stock Option Plan (as amended through September 25, 1998). (Incorporated by reference to Registration Statement on Form S-8 filed on January 19, 1996 (Registration No. 33-3327) and Exhibit to Definitive Proxy Statement on Schedule 14A filed April 29, 1999.)

10.2	1994 Non-Employee Director Stock Option Plan dated October 7, 1994 (as amended through September 25, 1998). (Incorporated by reference to Registration Statement on Form S-8 filed on January 19, 1996 (Registration No. 33-3327) and Exhibit to Definitive Proxy Statement on Schedule 14A filed April 29, 1999.)

10.3	Cash or Deferred Profit Sharing Plan, as amended. (Incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1 (Registration No. 33-12755.)

10.4	Cash or Deferred Profit Sharing Plan Amendment No. 3. (Incorporated by reference to Exhibit 10.15 to Form 10-K for fiscal year ended January 31, 1988.)

10.5	Cash or Deferred Profit Sharing Plan Amendment No. 4. (Incorporated by reference to Exhibit 10.16 to Form 10-K for fiscal year ended January 31, 1988.)

10.6	Form of Stock Purchase Agreement dated July 26, 1985 relating to shares of Common Stock purchased pursuant to exercise of employee stock options. (Incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1 (Registration No. 33-12755.)

10.7	Form of Stock Purchase Agreement dated December 13, 1985 relating to shares of Common Stock purchase pursuant to exercise of employee stock options. (Incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1 (Registration No. 33-12755.)

10.8	Form of Stock Purchase Agreement dated November 10, 1986 relating to shares of Common Stock purchased pursuant to exercise of employee stock options. (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 (Registration No. 33-12755.)

10.9	Form of Director Indemnification Agreement. (Incorporated by reference to Exhibit 10.42 to Registration Statement on Form S-1 (Registration No. 33-12755.)

10.10	The Sharper Image 401(K) Savings Plan. (Incorporated by reference to Exhibit 10.21 to Registration Statement of Form S-8 (Registration No. 33-80504) dated June 21, 1994.)

10.11	Assignments of Life Insurance Policy as Collateral, both dated October 13, 1995, effective May 17, 1995. (Incorporated by reference to Exhibit 10.18 to Form 10-K for the fiscal year ended January 31, 1996.)

10.12	Amendment to the Corporate Headquarters Office Lease Agreement dated February 9, 2000, between the Company and its landlord, CarrAmerica Realty Corporation. (Incorporated by reference to Exhibit 10.23 to Form 10-K for the fiscal year ended January 31, 2000.)

10.13	Officer Non-Qualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.27 to Form 10-Q for the quarter ended October 31, 2003.)

10.14	Employment Agreement dated October 21, 2002, between the Company and Richard Thalheimer. (Incorporated by reference to Exhibit 10.26 to Form 10-Q for the quarter ended October 31, 2003.)

10.15	Loan and Security Agreement dated October 31, 2003, between the Company and Wells Fargo Retail Finance, LLC. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended October 31, 2003).

10.16	Agreement between the Company and Tracy Y. Wan to extend medical benefits beyond employment term with the Company dated October 20, 2003 (Filed herewith).

10.17	Lease Agreement dated May 11, 2004 between the Company and Sri Hills Plaza Venture LLC (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended April 30, 2004).

10.18	First Amendment to Loan and Security Agreement dated February 6, 2004, between the Company and Wells Fargo Retail Finance, LLC. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended October 31, 2004).

10.19	Second Amendment to Loan and Security Agreement dated July 6, 2004, between the Company and Wells Fargo Retail Finance, LLC. (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended October 31, 2004).

10.20	Form of Indemnification Agreement between the Company and Officers of the Company (Filed herewith).

10.21	Employment Agreement between the Company and Jeffrey E. Nachbor (Incorporated by reference to Exhibit 10.1 to Form 8-K filed February 18, 2005).

10.22	Third Amendment to Loan and Security Agreement dated February 18, 2005 between the Company and Wells Fargo Retail Finance, LLC. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed February 22, 2005).

10.23	Executive Bonus Plan. (Incorporated by reference to Form 8-K filed April 7, 2005.)

10.24	Amendment to Employment Agreement between the Company and Jeffrey E. Nachbor dated May 2, 2005.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.