Form 10-Q
period 2005-04-30
SHARPER IMAGE CORP
filed 2005-06-09
CIK 811696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2005

or

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

Common Stock, $0.01 par value, 15,033,610 shares as of June 6, 2005

SHARPER IMAGE CORPORATION

FORM 10-Q

For the Quarter Ended April 30, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Sharper Image Corporation

Condensed Balance Sheet

(In thousands, except share amounts)

	April 30, 2005	January 31, 2005 (See Note A)	April 30, 2004 (As Restated, see Note B)

ASSETS
Current Assets:
Cash and cash equivalents	$28,623	$27,149	$41,328
Short-term investments	30,800	66,900	33,350
Accounts receivable, net of allowance for doubtful accounts of $1,733, $1,578 and $1,376	21,896	25,638	20,728
Merchandise inventories	123,054	124,038	101,793
Prepaid expenses, deferred taxes and other	28,913	25,507	26,804

Total Current Assets	233,286	269,232	224,003
Property and equipment, net	103,968	100,509	79,780
Deferred taxes and other assets	6,733	6,359	4,524

Total Assets	$343,987	$376,100	$308,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$37,432	$51,424	$26,767
Accrued expenses	21,909	23,737	17,833
Accrued compensation	6,270	7,364	5,790
Reserve for refunds	18,989	19,609	17,561
Deferred revenue	31,809	32,061	25,357
Income taxes payable	—	1,649	—

Total Current Liabilities	116,409	135,844	93,308
Other liabilities	35,289	34,249	22,853
Commitments and contingencies	—	—	—

Total Liabilities	151,698	170,093	116,161

Stockholders’ Equity:
Preferred stock, $0.01 par value:
Authorized 3,000,000 shares: Issued and outstanding, none	—	—	—
Common stock, $0.01 par value:
Authorized 25,000,000 shares: Issued 15,743,610, 15,737,260 and 15,563,036 shares. Outstanding 15,033,610, 15,637,260 and 15,563,036	157	157	156
Additional paid-in capital	105,227	105,090	102,184
Retained earnings	97,964	102,540	89,806
Treasury stock	(11,059)	(1,780)	—

Total Stockholders’ Equity	192,289	206,007	192,146

Total Liabilities and Stockholders’ Equity	$343,987	$376,100	$308,307

See Notes to Condensed Financial Statements

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Sharper Image Corporation

Condensed Statements of Operations

(In thousands, except share and per-share amounts)

	Three Months Ended April 30,
	2005	2004 (As Restated, see Note B)
REVENUES:
Net sales	$141,192	$152,711
Delivery	3,479	3,598
List rental and licensing	211	96

	144,882	156,405

COSTS AND EXPENSES:
Cost of products	66,337	62,760
Buying and occupancy	18,827	16,049
Advertising	32,484	37,072
General, selling, and administrative	34,970	37,393

	152,618	153,274

OTHER INCOME:
Interest income	329	164
Interest expense	(32)	(38)
Other expense	(188)	(10)

	109	116

Earnings (Loss) Before Income Tax Expense (Benefit)	(7,627)	3,247
Income tax expense (benefit)	(3,051)	1,332

Net Earnings (Loss)	$(4,576)	$1,915

Net Earnings (Loss) per Share
Basic	$(0.30)	$0.12

Diluted	$(0.30)	$0.12

Weighted Average Number of Shares
Basic	15,325,800	15,496,000
Diluted	15,325,800	16,404,000

See Notes to Condensed Financial Statements

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Sharper Image Corporation

Condensed Statements of Cash Flows

(In thousands)

	Three Months Ended April 30,
	2005	2004 (As Restated, see Note B)
Cash provided by (used for) operating activities:
Net earnings (loss)	$(4,576)	$1,915
Adjustments to reconcile net earnings (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	6,197	4,428
Tax benefit from stock option exercises	18	2,390
Deferred rent expenses and landlord allowances	(307)	413
Loss on disposal of equipment	403	11
Change in operating assets and liabilities:
Accounts receivable	3,742	330
Merchandise inventories	984	7,631
Prepaid expenses and other	(3,780)	(2,610)
Accounts payable, reserve for refunds, accrued expenses and taxes payable	(19,183)	(15,841)
Deferred revenueand other liabilities	1,095	(1,510)

Cash provided by (used for) operating activities	(15,407)	177

Cash provided by (used for) investing activities:
Property and equipment expenditures	(10,059)	(11,563)
Proceeds on sale of equipment	—	7
Purchases of short-term investments	(13,000)	(12,000)
Sale of short-term investments	49,100	27,250

Cash provided by investing activities	26,041	3,694

Cash provided by (used for) by financing activities:
Repurchase of common stock	(9,279)	—
Proceeds from issuance of common stock resulting from stock options exercised	119	2,586

Cash provided by (used for) financing activities	(9,160)	2,586

Net increase in cash and cash equivalents	1,474	6,457

Cash and cash equivalents at beginning of period	27,149	34,871

Cash and cash equivalents at end of period	$28,623	$41,328

Supplemental disclosure of cash paid for:
Interest expense	$36	$39
Income taxes	$2,121	$6,855

See Notes to Condensed Financial Statements

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Sharper Image Corporation

Notes to Condensed Financial Statements

Three-month periods ended April 30, 2005 and 2004

NOTE A- Interim Financial Statements

Basis of Presentation

The condensed balance sheets at April 30, 2005 and 2004, the related condensed statements of operations and cash flows for the three-month periods ended April 30, 2005 and 2004 have been prepared by Sharper Image Corporation (the “Company”) without audit. In the opinion of management, the condensed financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of April 30, 2005 and 2004, and for the three-month period then ended. The balance sheet at January 31, 2005, presented herein, has been derived from the audited balance sheet of the Company.

Certain information and footnote disclosures normally included in the notes to annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended January 31, 2005, which includes additional disclosures, including the Company’s significant accounting policies.

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

Reclassifications

The April 30, 2004 investments in auction rate securities of $33.4 million have been reclassified from cash and cash equivalents to short-term investments on the Company’s Condensed Balance Sheet and Statement of Cash Flows. The reclassification was effected as the securities had stated maturities beyond three months but were priced and traded as short-term investments due to the liquidity provided through the interest rate reset mechanism of approximately every 35 days. The purchase and sale of short-term investments previously presented as cash and cash equivalents have been reclassified to investing activities in the Company’s condensed Statements of Cash Flows. The effect of this reclassification resulted in an increase in net cash provided by investing activities of $15.3million for the three months ended April 30, 2004.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ materially from estimates and assumptions made.

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

Note B—Restatement of Condensed Financial Statements

On February 7, 2005, the Office of the Chief Accountant of the SEC issued a letter in which it expressed its views regarding certain operating lease accounting issues and their application under GAAP. The Company’s management subsequently reviewed its lease-related accounting practices and determined that a correction was required to the way it accounted for its leases, specifically the accounting for rent holidays. Before this correction, the Company recognized the straight-line expense for leases beginning on the commencement date of the lease, generally the store opening date; this had the effect of excluding the stores’ construction and pre-opening periods from the total time over which the Company expensed rent. As a result, the Company corrected its accounting to include the construction and pre-opening period in determining its straight-line rent and to capitalize rent expense during the stores’ construction period and to amortize that capitalized rent over the lease period or the life of the leasehold improvements, whichever is shorter.

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

As a result, the accompanying historical financial statements as of and for the three months ended April 30, 2004 have been restated from the amounts previously reported. A summary of the effects of the restatement is as follows:

Balance Sheet

	Three months ended April 30, 2004
In thousands	As Previously Reported	As Restated
Merchandise inventories	$102,760	$101,793
Prepaid expense, deferred taxes and other	22,726	26,804
Property and equipment, net	77,308	79,780
Total assets	302,724	308,307
Accounts payable	19,257	26,767
Income taxes payable	1,636	—
Deferred taxes and other liabilities	18,282	22,853
Retained earnings	94,668	89,806
Total shareholders’ equity	197,008	192,146

Statement of Operations

	Three months ended April 30, 2004
In thousands, except per share amounts	As Previously Reported	As Restated
Cost of products	$62,437	$62,760
Earnings before income taxes	3,570	3,247
Income tax expense	1,464	1,332
Net earnings	2,106	1,915
Basic earnings per common equivalent share:	$0.14	$0.12
Diluted earnings per common equivalent share:	$0.13	$0.12

NOTE C - Employee Stock Compensation

The Company accounts for stock-based employee compensation using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” No compensation expense has been recognized for employee stock options in the accompanying financial statements in accordance with the provisions of APB 25. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, establishes a fair value method of accounting for stock options and other equity instruments. SFAS No. 123 requires the disclosure of pro forma income and earnings per share as if the Company had adopted the fair value method. For determining pro forma earnings per share, the fair value of the stock options and employees’ purchase rights were estimated using the Black-Scholes option pricing model. The Company’s calculations are based on a multiple option approach and forfeitures and cancellations are recognized as they occur. Had compensation cost for these stock option and stock purchase plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods of SFAS No. 123, the Company’s net earnings and net earnings per share would have been as the pro forma amounts indicate below:

	Three Months Ended April 30,
	2005	2004
Net earnings (loss), as reported	$(4,576,000)	$1,915,000
Add (Deduct): Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	125,000	(574,000)

Pro forma net earnings (loss)	$(4,451,000)	$1,341,000
Basic net earnings (loss) per weighted average share:		`
As reported	$(0.30)	$0.12
Pro forma	$(0.29)	$0.09
Diluted net earnings (loss) per weighted average share:
As reported	$(0.30)	$0.12
Pro forma	$(0.29)	$0.08

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

NOTE D - Earnings per Share

Basic earnings per share is computed as net income available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares to be issued through stock options.

	Three Months Ended April 30,
	2005	2004
Net earnings (loss)	$(4,576,000)	$1,915,000
Average shares of common stock outstanding during the period	15,325,800	15,496,000

Basic earnings (loss) per share	$(0.30)	$0.12

Average shares of common stock outstanding during the period	15,325,800	15,496,000
Add:
Assumed options exercised due to exercise price being less than average market price net of assumed stock repurchases	—	908,000

Diluted weighted average number of shares outstanding	15,325,800	16,404,000

Diluted earnings (loss) per share	$(0.30)	$0.12

The potential effects of stock options were excluded from the diluted earnings per share for the three-month period ended April 30, 2005 because their inclusion in net loss periods would be anti-dilutive to the earnings per share calculation. Options to purchase 2,700,927 shares of common stock were outstanding as of April 30, 2005.

Had the Company been in a net income position, 1,021,140 stock options for the three months ended April 30, 2005 would have been excluded from the diluted earnings per share calculation because the option exercise price exceeded the average stock price for those periods. There were no options excluded from the computation of diluted earnings per share for the quarter ended April 30, 2004.

NOTE E - Revolving Loan and Notes Payable

The Company has a revolving secured credit facility with Wells Fargo Bank, National Association. The credit facility has a maturity date of October 31, 2006, and allows borrowings and letters of credit up to a maximum of $50 million at all times during the year, with a “borrowing base” determined by inventory levels and specified accounts receivable. The credit facility is secured by the Company’s inventory, accounts receivable, and specified other assets. Borrowings under the credit facility bear interest at either the adjusted LIBOR rate plus 1.50% or at Wells Fargo’s prime rate less 0.25%. The credit facility contains financial covenants that only apply during an event of default or when the borrowing base is drawn below a specified level. These financial covenants require the Company to maintain a minimum EBITDA (as defined) on a rolling 12-month basis of $35 million and to maintain capital expenditures below a specified level based on the Company’s projections. The credit facility contains limitations on incurring additional indebtedness, making additional investments and permitting a change of control. As of April 30, 2005, letter of credit commitments outstanding under the credit facility were $2.7 million and there were no borrowings outstanding. The Company believes that it is in compliance with all of its debt covenants as of April 30, 2005.

NOTE F – Commitments and Contingencies

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

NOTE G – Stockholders’ Equity

In October 2004, the Board of Directors authorized a stock repurchase program to acquire up to one million shares of outstanding common stock in the open market. Through April 30, 2005, the Company repurchased 710,000 shares under this authorization at a total cost of $11.1 million. All of the shares repurchased during the quarter ended April 30, 2005 were under the approved authorization by the Board of Directors.

NOTE H - Segment Information

The Company classifies its business interests into three reportable segments: retail stores, catalog and direct marketing and Internet. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note A of the 2004 Annual Report. The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income tax expense or benefit. The Company’s reportable segments are strategic business units that offer essentially the same products and utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. The Company does not have intersegment sales, but the segments are managed separately because each segment has different channels for selling the product.

Financial information for the Company’s business segments is as follows:

	Three Months Ended April 30,
(In thousands)	2005	2004
Revenues:
Stores	$78,308	$81,362
Catalog and Direct Marketing	27,902	38,246
Internet	23,159	26,245
Other	15,513	10,552

Total Revenues	$144,882	$156,405

Operating Contributions:
Stores	$1,890	$11,279
Catalog and Direct Marketing	(3,312)	2,676
Internet	2,845	4,523
Unallocated	(9,050)	(15,231)

Earnings (loss) before income tax expense (benefit)	$(7,627)	$3,247

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

OVERVIEW

The Sharper Image is a multichannel specialty retailer of innovative, high quality products that are useful and entertaining and are designed to make life easier and more enjoyable. Our unique assortment of products offers design, creativity and technological innovation, in addition to fun and entertainment. We market and sell our merchandise primarily through three integrated sales channels: The Sharper Image stores, The Sharper Image catalog, which includes revenue from all direct marketing activities and television infomercials, and the Internet. We also market to other businesses through our corporate sales, where revenues are recorded in each of our three sales channels and through our wholesale operations.

Our total revenues decreased 7.4% to $144.9 million in the quarter ended April 30, 2005 from $156.4 million in the quarter ended April 30, 2004. This decrease was due primarily to a decrease in the sale of our Sharper Image Design and Sharper Image branded products, a comparable store sales decrease of 16.0% and lower levels of advertising.

Our store operations generated the highest proportion of our sales, representing 54.0% and 52.0% of total revenues for the quarters ended April 30, 2005 and 2004, respectively. As of April 30, 2005, we operated 180 The Sharper Image stores in 37 states and the District of Columbia. As part of our growth strategy, we plan to open approximately 18-24 new stores for this fiscal year. We believe we are on track to reach our targeted goal. Our catalog and direct marketing operations, including revenue generated directly from catalogs, print advertising, single product mailers and television infomercials, generated 19.3% and 24.4% of our total revenues for the quarters ended April 30, 2005 and 2004, respectively. Our Internet operations generated 16.0% and 16.8% of total revenues in the quarters ended April 30 2005 and 2004, respectively. Our wholesale operations generated 8.2% and 4.4% of total revenues in the quarters ended April 30, 2005 and 2004, respectively.

One of our goals is to continue to increase the percentage of total revenues attributable to Sharper Image Design and Sharper Image branded products, which typically generate higher margins than our third party branded products. The percentage of our total revenues attributable to Sharper Image Design and Sharper Image branded products was approximately 72% in the quarter ended April 30, 2005, decreasing from approximately 81% in the quarter ended April 30, 2004.

Our business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the Holiday shopping season. A substantial portion of our total revenues, and all or most of our net earnings, occur in our fourth fiscal quarter ending January 31. In addition, similar to many retailers, we make merchandising and inventory decisions for the holiday season well in advance of the holiday selling season. Accordingly, unfavorable economic conditions or deviations from projected demand for products during the fourth quarter could have a material adverse effect on our financial position or results of operations for the entire fiscal year. The fourth quarter accounted for approximately 40% of total revenues in both fiscal 2004 and 2003. In addition, the fourth quarter accounted for substantially all of our net earnings in 2004 and 2003.

RESULTS OF OPERATIONS

A summary of our operating results is presented below. This discussion includes our results presented on the bases required by GAAP.

	Three Months Ended April 30,
	2005	2004
Percentage of Total Revenues
Revenues:
Net store sales	54.0%	52.0%
Net catalog and direct marketing sales	19.3	24.4
Net Internet sales	16.0	16.8
Net wholesale sales	8.2	4.4
Delivery and other	2.5	2.4

Total Revenues	100.0%	100.0%

Costs and Expenses:
Cost of products	45.8	40.1
Buying and occupancy	13.0	10.3
Advertising	22.4	23.7
General, selling and administrative	24.2	23.9

Other income (net)	0.1	0.1

Earnings (loss) before income tax expense (benefit)	(5.3)	2.1
Income tax expense (benefit)	(2.1)	0.9

Net earnings (loss)	(3.2)%	1.2%

The following table sets forth the components of total revenues for the periods indicated.

	Three Months Ended April 30,
	2005	2004
Revenues (dollars in thousands)
Net store sales	$78,308	$81,362
Net catalog and direct marketing sales	27,902	38,246
Net Internet sales	23,159	26,245
Net wholesale sales	11,823	6,858

Total Net Sales	141,192	152,711
Delivery and other	3,690	3,694

Total Revenues	$144,882	$156,405

Revenues

Net sales for the three-month period ended April 30, 2005 decreased $11.5 million, or 7.5%, from the comparable three-month period of the prior year. Returns and allowances for the three-month period ended April 30, 2005 were 12.5% of sales, as compared to 10.9% for the comparable prior year period. The decrease in net sales was primarily attributable to decreases in net sales from stores of $3.1 million; catalog and direct marketing of $10.3 million; and Internet operations of $3.1 million. These decreases were partially offset by a $5.0 million increase in net wholesale sales. The increase in the returns and allowances percentage was due primarily to a reduction in sales and an increase in returns of our air purification line of products.

The decrease in total revenues for the first quarter of fiscal 2005, as compared to the first quarter of fiscal 2004 was due primarily to a decrease in comparable store sales of 16.0%, a decrease in the sales of our Sharper Image Design proprietary products and Sharper Image branded products, a decrease in our advertising expenses which generally increases traffic in all selling channels, partially offset by the opening of 29 new stores since the first quarter of fiscal 2004 and increases in sales in the electronics and massage chair categories. Sharper Image Design proprietary products and private label products decreased from the record level of approximately 81% of net sales in the first quarter of fiscal 2004 to approximately 72% in the first quarter of fiscal 2005. We believe that the continued development and introduction of new and popular products is a key strategic objective and important to our future success.

For the three-month period ended April 30, 2005, as compared with the same period last year, net store sales decreased $3.1 million, or 3.8% while comparable store sales decreased by 16.0%. The opening of 29 new stores, offset by the three store closures, resulted in an incremental increase to net store sales of $8.6 million from the same prior year period. The decrease in net store sales for the three-month period ended April 30, 2005 as compared with the same prior year period reflects 0.3% decrease in transactions, partially offset by a 3.6% increase in average revenue per transaction.

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

For the three-month period ended April 30, 2005, net catalog and direct marketing sales, which includes sales generated from catalog mailings, single product mailers, print advertising and television infomercials, decreased $10.3 million, or 27.0%, as compared with the same period last year. This decrease was driven primarily by a 20.2% decrease in television infomercial advertising spending, a 24.4% decrease in single product mailers circulated and a 54.4% decrease in radio advertising, and a 10.0% decrease in The Sharper Image catalog pages circulated, although we had a 9.0% increase in The Sharper Image catalogs circulated. The decrease in net catalog and direct marketing sales for the first quarter of fiscal 2005 reflects a decrease of 26.1% in transactions, partially offset by a 6.4% increase in average revenue per transaction as compared with the same prior year period.

For the three-month period ended April 30, 2005, Internet sales from our sharperimage.com Web site, which includes the Sharper Image and eBay auction sites, decreased $3.1 million, or 11.8% from the same period last year. This decrease was attributable to a 13.5% decrease of transactions, partially offset by a 0.7% increase in average revenue per transaction as compared to the same quarter last year. The decreases in Internet sales and transactions were also due to a 7.7% decrease in Internet advertising which includes paid-for search engine key word placement and revenue share costs incurred for affiliate programs.

For the three-month period ended April 30, 2005, wholesale sales increased $5.0 million, or 72.4% from the same period of the prior year. The increase is attributable primarily due to increasing Sharper Image Design product sales to our existing wholesale customer base, test programs with new wholesale customers and a shift in the timing of customer purchases from the second fiscal quarter in to the first fiscal quarter of the current year. We believe that the wholesale business will continue to strengthen our brand name and broaden our customer base. We also believe that although the additional wholesale business should add to overall company sales and profitability, this additional wholesale business may put pressure on our own Sharper Image sales increases and may reduce gross margin rate performance.

Cost of Products

Cost of products for the three-month period ended April 30, 2005 increased $3.6 million, or 5.7%, from the comparable prior year period. The gross margin rate for the first quarter of fiscal 2004 was 54.2%, compared to 59.9% in the same period of the prior year due to a decrease in sales of Sharper Image Design proprietary and Sharper Image branded products which generally have higher gross margin rates and an increase in sales of electronics, which generally have lower gross margin rates. The gross margin rate decline was partially offset by the positive impact of delivery expense of $4.2 million which was $0.8 million in excess of delivery income collected. Delivery expense exceeded delivery income by $1.2 million in the comparable prior year period.

Our gross margin rate fluctuates with our merchandise mix, primarily Sharper Image Design proprietary and Sharper Image branded products, which changes as we make new items available in various categories or introduce new proprietary products. The variation in merchandise mix from category to category from year to year is characteristic of our sales results being driven by individual products rather than by general lines of merchandise. Additionally, use of auction sites and other selected promotional activities, such as free shipping offers, will, in part, tend to offset the rate of increase in our gross margin rate. Our gross margins may not be comparable to those of other retailers, since some retailers include the costs related to their distribution network in cost of products while we exclude them from gross margin and include them instead in general, selling and administrative expenses. We cannot accurately predict future gross margin rates, although our goal is to continue to increase sales of Sharper Image Design proprietary and Sharper Image branded products to capitalize on the higher gross margins realized on these products.

Buying and Occupancy

Buying and occupancy costs for the three-month period ended April 30, 2005 increased $2.8 million, or 17.3%, from the comparable prior year period. The increase reflects the occupancy costs associated with the 29 new stores opened since April 30, 2004 and rent increases associated with lease renewals, partially offset by the occupancy costs of the three Sharper Image stores closed at lease maturity since April 30, 2004. Buying and occupancy costs as a percentage of total revenues increased to 13.0% for the first quarter of 2005 from 10.3% for the first quarter of 2004 due to decreasing leverage on store sales. Our current goal is to open approximately 18-24 new stores on an annual basis, but we cannot assure you we will achieve this goal.

Advertising

Advertising for the three-month period ended April 30, 2005 decreased $4.6 million, or 12.4%, from the comparable prior year period. The decrease in advertising expense was attributable primarily to a 20.2% decrease in television infomercial advertising expense, a 7.7% decrease in Internet advertising, which includes search engine key word placement and revenue share costs incurred for affiliate programs and a 54.4% decrease in radio advertising. Also contributing to the decrease in advertising is a 24.4% decrease in the number of single product mailers circulated and a 10.0% decrease in the number of The Sharper Image catalog pages circulated, although we had a 9.0% increase in the number of The Sharper Image catalogs circulated.

Advertising expenses as a percentage of total revenues decreased to 22.4% in the first quarter of fiscal 2005 compared to 23.7% in the first quarter of fiscal 2004. Our advertising strategy will continue to be an important factor in our future revenue growth. However, we expect to review the return on investment of our advertising campaigns to ensure that advertising costs are reasonable and effective for us. We expect to continue to spend on advertising and marketing at significant levels in fiscal 2005, but atlower levels than fiscal 2004.

General, Selling and Administrative Expenses

General, selling and administrative, or GS&A, expenses for the three-month period ended April 30, 2005 decreased $2.4 million, or 6.5%, from the comparable prior year period. Contributing to this was a decrease of $2.7 million due primarily to variable expenses from decreased net sales, offset by an increase of $1.7 million in variable expenses related to the 29 new stores opened after April 30, 2004. Also contributing to the decrease were decreases of $0.5 million of professional fees, $0.1 million for distribution center shipping costs incurred for product delivery to our stores and $0.1 million related to travel expenses.

Other Income and Expense

The increase in interest income is primarily due to higher interest rates earned on our cash and investment balances. The increase in other expense relates to an increase in losses related to the disposal of assets.

Liquidity and Capital Resources

We met our short-term liquidity needs and our capital requirements in the three-month period ended April 30, 2005 with existing cash and investment balances.

Net cash used by operating activities totaled $15.4 million for the first quarter of fiscal 2005. Net cash used by operating activities increased by $15.6 million from the first quarter of fiscal 2004, which was due to a decrease in net earnings, a decrease in accounts payable and accrued expenses balances, and a decrease in the reduction of inventory balances between our fiscal year end and the first quarter.

Net cash provided by investing activities totaled $26.0 million for the first quarter of fiscal 2005, which was primarily due to net redemptions of short-term investments of $36.0 million. We also used $10.0 million for capital expenditures relating to new and remodeled stores, technological enhancements and tooling costs for Sharper Image Design products.

Net cash used by financing activities totaled $9.1 million during the first quarter of fiscal 2005, which primarily resulted from the repurchase of our Common Stock.

For fiscal 2005, we plan to open approximately 18-24 new stores and the remodel of five to eight of our existing store locations. We plan to continue our capital investment in tooling costs for proprietary products and continue the enhancement of our technological systems at a more moderate pace than the two previous years. We believe that our total capital expenditures for fiscal 2005 will be approximately $37 million to $42 million.

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

CERTAIN ADDITIONAL BUSINESS RISK FACTORS

The following factors, in addition to the other information contained in this report, should be considered carefully in evaluating us and our prospects. This report (including without limitation the following Certain Additional Business Risk Factors) contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) regarding us and our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development of new products, store expansions, possible changes in economic conditions and other statements regarding matters that are not historical are forward-looking statements.

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

If we do not maintain sufficient inventory levels, if we are unable to deliver our products to our customers in sufficient quantities, or if our inventory levels are too high, our operating results will be adversely affected.

We must be able to deliver our merchandise in sufficient quantities to meet the demands of our customers and deliver this merchandise to customers in a timely manner. We must be able to maintain sufficient inventory levels, particularly during the peak holiday selling season. If we fail to achieve these goals, we may be unable to meet customer demand, and our future results will be adversely affected if we are not successful in achieving these goals. If our inventory levels are too high, we may recognize lower gross margins in order to sell through this inventory. Our success depends on our ability to anticipate and respond to changing product trends and consumer demands in a timely manner.

A significant portion of our sales during any given period of time may be generated by a particular product or line of products and if sales of those products or line of products decrease, our stock price may be adversely affected.

During fiscal 2003, fiscal 2004, and through the first quarter of fiscal 2005, the sales of our air purification line of products constituted a significant portion of our total revenues and net income. Although not as significant, the sales from our home and portable stereo system and massage product lines constituted a substantial portion of our total revenues and net income.

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

We believe our registered house marks “The Sharper Image”, “sharperimage.com”, “Sharper Image Design” and “Sharper Image” as well as the trademark fame that we have established are of significant value. We actively pursue and protect, domestically and internationally, not only all of our corporate trademarks, but other intellectual property rights including patents, copyrights and trade secrets to ensure that the quality of our brand and the value of our proprietary rights are maintained. We protect our proprietary marketing strategies, illustrative catalogs and product packaging through numerous copyright registrations. We also seek patents to establish and protect our proprietary rights relating to the technologies and products we have developed, are in the process of developing, or that we may develop in the future. We have taken and will continue, in the future, to take all steps necessary to broaden and enhance our patent protection by obtaining both utility and design patent protection directed to our proprietary products. For instance, we currently own 58 U.S. utility patents and 100 U.S. design patents.

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

Our comparable store sales have fluctuated significantly in the past and we believe that such fluctuations may continue. Our historic comparable net store sales changes from the prior fiscal year were as follows:

Fiscal year	Percentage increase (decrease)
2000	29.0
2001	(16.0)
2002	13.6
2003	15.3
2004	(1.1)
2005 (first three months)	(16.0)

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

Our revenues depend in part on our ability to effectively market and advertise our products through The Sharper Image catalog and direct marketing operations. Increases in advertising, paper or postage costs may limit our ability to advertise without reducing our profitability. If we decrease our advertising efforts due to increased advertising costs, restrictions placed by regulatory agencies or for any other reason, our future operating results may be materially adversely affected. We are also utilizing and constantly testing other advertising media, such as television infomercials, radio, single product mailings and other print media. Our advertising expenditures decreased by approximately $4.6 million or 12.4% for the three months ended April 30, 2005 from the same prior fiscal year period. If our advertising is ineffective and our increased advertising expenditures do not result in increased sales volumes, our sales and profits will be adversely affected. We depend on the continued availability of television infomercial time at reasonable prices. We expect to continue to spend on advertising and marketing at significant levels in fiscal 2005, but at slightly lower levels than fiscal 2004. We may not be able to continue to produce a sufficient level of sales to cover such expenditures, which would reduce our profitability.

The continued growth of our wholesale sales presents certain risks that could adversely affect our profitability.

We sell products through a multichannel strategy. While we believe that our wholesale sales offer growth opportunities and exposure to a greater customer base, this growth could adversely impact our business. In general, depending on product mix, our sales to wholesale partners carry lower gross margins than sales made through our other channels. In addition, these sales could shift sales from our higher margin sales channels, particularly our retail and catalog channels. Wholesale customers may also decide to decrease or eliminate their level of purchases.

Our business will be harmed if we are unable to successfully implement our growth strategy.

Our growth strategy primarily includes the following components:

•	increase Sharper Image Design and Sharper Image branded product offerings;

•	broaden our customer base;

•	open new stores; and

•	broaden our sales and marketing channels.

Any failure on our part to successfully implement any or all components of our growth strategy would likely have a material adverse effect on our financial condition, results of operations and cash flows. We believe our past growth has been attributable in large part to our success in meeting the merchandise, timing and service demands of an expanding customer base with changing demographic characteristics, but there is no assurance that we will be able to continue to have such success.

The expansion of our store operations could result in increased expenses with no guarantee of increased profitability.

We plan to open approximately 18-24 new stores in fiscal 2005. We may not be able to attain our target new store openings, and any of our new stores that we open may not be profitable, either of which could have an adverse impact on our financial results. Our ability to expand by opening new stores will depend in part on the following factors:

•	the availability of attractive store locations;

•	our ability to negotiate favorable lease terms;

•	our ability to identify customer demand in different geographic areas;

•	the availability and cost of store fixtures;

•	general economic conditions; and

•	availability of sufficient funds for expansion.

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

Our success depends in part on the success of our catalog operations. We believe that the success of our catalog operations depends on the following factors:

•	our ability to achieve adequate response rates to our mailings;

•	our ability to continue to offer a merchandise mix that is attractive to our mail order customers;

•	our ability to cost-effectively add new customers;

•	our ability to cost-effectively design, produce and deliver appealing catalogs; and

•	timely delivery of catalog mailings to our customers.

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

Our success depends to a significant extent upon the abilities of our senior management, particularly Richard Thalheimer, our Founder, Chairman and Chief Executive Officer. The loss of the services of any of the members of our senior management or of certain other key employees could have a significant adverse effect on our business, financial condition and operating results. We maintain key man life insurance on Mr. Thalheimer in the amount of $15 million. The terms of Mr. Thalheimer’s employment are governed by an employment agreement. Our future performance will depend upon our ability to attract and retain qualified management, merchandising and sales personnel. There can be no assurance that the members of our existing management team will be able to manage our company or our growth or that we will be able to attract and hire additional qualified personnel as needed in the future.

A single shareholder exerts considerable influence over our business affairs and may make business decisions which may not be in your best interest.

As of April 30, 2005, Richard Thalheimer, our Founder, Chairman and Chief Executive Officer, beneficially owned approximately 21% of our common stock. As a result, Mr. Thalheimer will continue to exert substantial influence over the election of directors and over our corporate actions.

Our common stock price is volatile.

Our common stock is quoted on the NASDAQ National Market, which has experienced and is likely to experience in the future significant price and volume fluctuations, which could reduce the market price of our common stock without regard to our operating performance. From May 1, 2004 to April 30, 2005, the price per share of our common stock has ranged from a high of $31.68 to a low of $13.39. We believe that among other factors, any of the following factors could cause the price of our common stock to fluctuate substantially:

•	monthly fluctuations in our comparable store sales;

•	announcements by other retailers;

•	the trading volume of our common stock in the public market;

•	general economic conditions;

•	financial market conditions;

•	acts of terrorism; and

•	threats of war.

Our charter documents, Delaware law, stockholders rights plan and other agreements may make a takeover of us more difficult.

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

We are involved in various litigation matters, including those arising in the ordinary course of business and those described under the caption “Legal Matters” in Item I of Part II of this Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2005. Among these matters is litigation associated with purported stockholder class actions. While we do not believe that any of these litigation matters alone or in the aggregate will have a material adverse effect our financial position, an adverse outcome in one or more of these matters could be material to our results of operations for any one period. Further, litigation can consume substantial management resources and no assurance can be given that any adverse outcome would not be material to our financial position.

PART I - FINANCIAL INFORMATION

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risks, which include changes in interest rates and, to a lesser extent, foreign exchange rates. The Company does not engage in financial transactions for trading or speculative purposes.

The interest payable on the Company’s credit facility is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on existing variable debt rose 0.55% (10% from the bank’s reference rate) during the period ended April 30, 2005, the Company’s results from operations and cash flows would not have been materially affected. In addition, the Company has fixed and variable income investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio.

The Company enters into a significant amount of purchase obligations outside of the U.S. that are settled in U. S. Dollars, and therefore, has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that foreign currency exchange risk is immaterial.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report. As described more fully below, because the Company has not substantially completed its remediation of the material weakness identified as of January 31, 2005, our Chief Executive Officer and our Chief Financial Officer have concluded that based on such evaluation, the Company’s disclosure controls and procedures were not effective as of April 30, 2005.

Internal Control over Financial Reporting

In connection with the preparation of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005, the Company conducted its assessment of the effectiveness of its internal control over financial reporting as of January 31, 2005, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. In connection with this annual assessment management identified a material weakness and therefore concluded that as of January 31, 2005 the Company’s internal control over financial reporting was not effective. The material weakness was that as of January 31, 2005, the Company failed to design and implement appropriate controls regarding its accounting and disclosure for accounts payable that resulted in an understatement of accounts payable and an overstatement of net income, as well as a corresponding overstatement of stockholders’ equity, for fiscal 2003 and fiscal 2002 presented in the Company’s Annual Report on Form 10-K. Specifically, the Company failed to analyze and reconcile on a timely basis its liability for product received and yet to be invoiced. As a result, the Company was required to restate prior interim and annual financial statements. As a result of the material weakness identified within internal control over financial reporting, management also concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e)) were ineffective as of January 31, 2005.

As of the end of the period covered by this report, the Company has taken substantial steps towards improving the financial control related to the material weakness described above. The Company has hired outside consultants to assist in evaluating and enhancing the control process while educating and training the appropriate individuals within the accounting department. In addition, as an interim detective control, the Company has performed subsequent disbursement analysis and accounts payable reconciliation for the first quarter of fiscal 2005 and no exceptions were discovered. In addition, as a potential preventative control, the Company has began testing and implementing a new software system to assist in tracking activity in the affected accounts which allows for exception reporting and timely resolution of unmatched transactions.

The Company believes that these corrective actions have substantially remediated the material weakness described above, but is not yet in a position to conclude that the material weakness no longer exists.

There have been no other changes during the fiscal quarter ended April 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

first quarter of fiscal 2005 and no exceptions were discovered. In addition, the Company has began testing and implementing a new software system to assist in tracking activity in the affected accounts which allows for exception reporting and timely resolution of unmatched transactions.

The Company believes that these corrective actions have remediated the control deficiencies identified above. Because the Company has not yet completed testing the effectiveness of these actions, however, the Company’s management is not yet able to conclude that the Company’s internal control over financial reporting is not effective and, accordingly, has concluded that the Company’s disclosure controls and procedures (as defined) are not effective as of April 30, 2005. The Company plans to continue an on-going review and evaluation of its internal control over financial reporting.

Except as described above, during the first quarter ended April 30, 2005, there have been no significant changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Matters

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made the following repurchases of our common stock during the quarter ended April 30, 2005:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased
February 1, 2005 to February 28, 2005	195,326	$15.32	195,326	704,674
March 1, 2005 to March 31, 2005	214,674	$16.00	214,674	490,000
April 1, 2005 to April 30, 2005	200,000	$14.26	200,000	290,000

In October 2004, the Board of Directors authorized a stock repurchase program to acquire up to one million shares of outstanding common stock in the open market. Through April 30, 2005, we repurchased 710,000 shares under this authorization at a total cost of $11.1 million. All of the shares repurchased during the quarter ended April 30, 2005 were under the approved authorization by the Board of Directors.

ITEM 5. Other Information

The Company amended and restated its Bylaws, effective as of June 6, 2005, as follows:

•	to increase from 10% to 15% the percentage of outstanding shares required to call a special meeting;

•	to add an advance notice requirement for the nomination of directors and for shareholder proposals;

•	to change the quorum for a meeting of directors from one-third of the directors to a majority;

•	to shorten the required notice for special telephonic meetings of directors from two days to 24 hours;

•	to allow shareholders to remove directors only for cause;

•	to require the board of directors to appoint and determine the compensation of only the “principal officers”, consisting of the president, executive vice presidents, treasurer (chief financial officer), chief accounting officer, and secretary; and to allow the Board to delegate the appointment of subordinate officers; and

•	to amend the descriptions of each officer’s powers.

The full text of the Amended and Restated Bylaws is attached as Exhibit 3.2 to this report.

ITEM 6. Exhibits

Exhibits

3.2	Amended and Restated Bylaws of Sharper Image Corporation as of June 6, 2005

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHARPER IMAGE CORPORATION

Date: June 9, 2005	By:	/s/ Tracy Y. Wan
Tracy Y. Wan
President
Chief Operating Officer

By:	/s/ Jeffrey E. Nachbor
Jeffrey E. Nachbor
Senior Vice President
Chief Financial Officer