Form 10-Q
period 2005-07-31
SHARPER IMAGE CORP
filed 2005-09-08
CIK 811696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2005

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 0-15827

SHARPER IMAGE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-2493558
(State of Incorporation)	(I.R.S. Employer Identification No.)

650 Davis Street, San Francisco, California	94111
(Address of principal executive offices)	(Zip Code)

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $0.01 par value, 14,938,270 shares as of September 6, 2005

SHARPER IMAGE CORPORATION

FORM 10-Q

For the Quarter Ended July 31, 2005

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

Sharper Image Corporation

Condensed Balance Sheets

(In thousands, except share amounts)

	July 31, 2005	January 31, 2005 (See Note A)	July 31, 2004 (As Restated, see Note B)
ASSETS
Current Assets:
Cash and cash equivalents	$23,404	$27,149	$30,764
Short-term investments	22,800	66,900	33,350
Accounts receivable, net of allowance for doubtful accounts of $1,388, $1,578 and $1,174	22,539	25,638	23,039
Merchandise inventories	117,714	124,038	102,110
Prepaid expenses, deferred taxes and other	39,112	25,507	27,692

Total Current Assets	225,569	269,232	216,955
Property and equipment, net	102,737	100,509	88,341
Deferred taxes and other assets	6,470	6,359	4,874

Total Assets	$334,776	$376,100	$310,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$35,256	$51,424	$26,272
Accrued expenses	20,825	23,737	18,360
Accrued compensation	4,357	7,364	4,929
Reserve for refunds	16,466	19,609	17,215
Deferred revenue	36,391	32,061	24,393
Income taxes payable	—	1,649	—

Total Current Liabilities	113,295	135,844	91,169
Other liabilities	35,929	34,249	24,349

Total Liabilities	149,224	170,093	115,518

Commitments & contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value:
Authorized 3,000,000 shares: Issued and outstanding, none	—	—	—
Common stock, $0.01 par value:
Authorized 25,000,000 shares: Issued 15,747,730, 15,737,260 and 15,704,730 shares. Outstanding 15,037,730, 15,637,260 and 15,704,730 shares	157	157	157
Additional paid-in capital	105,267	105,090	104,595
Retained earnings	91,187	102,540	89,900
Treasury stock	(11,059)	(1,780)	—

Total Stockholders’ Equity	185,552	206,007	194,652

Total Liabilities and Stockholders’ Equity	$334,776	$376,100	$310,170

See Notes to Condensed Financial Statements

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

Sharper Image Corporation

Condensed Statements of Operations

(In thousands, except share and per-share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004 (As Restated, see Note B)	2005	2004 (As Restated, see Note B)
REVENUES:
Net sales	$133,630	$145,378	$274,822	$298,089
Delivery	3,439	3,390	6,918	6,988
List rental and licensing	227	195	438	291

	137,296	148,963	282,178	305,368

COSTS AND EXPENSES:
Cost of products	71,276	66,380	137,613	129,140
Buying and occupancy	19,574	16,963	38,401	33,012
Advertising	22,603	28,755	55,087	65,827
General, selling, and administrative	34,941	36,768	69,911	74,161

	148,394	148,866	301,012	302,140

OTHER INCOME:
Interest income	462	177	791	341
Interest expense	(216)	(51)	(248)	(89)
Other expense	(443)	(64)	(631)	(74)

	(197)	62	(88)	178

Earnings (Loss) Before Income Tax Expense (Benefit)	(11,295)	159	(18,922)	3,406
Income tax expense (benefit)	(4,518)	66	(7,569)	1,398

Net Earnings (Loss)	$(6,777)	$93	$(11,353)	$2,008

Net Earnings (Loss) per share
Basic	$(0.45)	$0.01	$(0.75)	$0.13

Diluted	$(0.45)	$0.01	$(0.75)	$0.12

Weighted Average Number of Shares
Basic	15,035,000	15,636,000	15,178,000	15,566,000
Diluted	15,035,000	16,386,000	15,178,000	16,408,000

See Notes to Condensed Financial Statements

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

Sharper Image Corporation

Condensed Statements of Cash Flows

(In thousands)

	Six Months Ended July 31,
	2005	2004 (As Restated, see Note B)
Cash provided by (used for) operating activities:
Net earnings (loss)	$(11,353)	$2,008
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	13,297	9,479
Tax benefit from stock option exercises	27	3,591
Deferred rent expenses and landlord allowances	(745)	582
Loss on disposal of equipment	930	76
Change in operating assets and liabilities:
Accounts receivable	3,099	(1,981)
Merchandise inventories	6,324	7,316
Prepaid expenses and other	(13,716)	(3,848)
Accounts payable, reserve for refunds, accrued expenses and taxes payable	(26,879)	(17,016)
Deferred revenue and other liabilities	6,755	1,873

Cash provided by (used for) operating activities	(22,261)	2,080

Cash provided by (used for) investing activities:
Property and equipment expenditures	(16,455)	(25,234)
Purchases of short-term investments	(24,100)	(18,550)
Sale of short-term investments	68,200	33,800

Cash provided by (used for) investing activities	27,645	(9,984)

Cash provided by (used for) financing activities:
Repurchase of common stock	(9,279)	—
Proceeds from issuance of common stock resulting from stock options exercised	150	3,797

Cash provided by (used for) financing activities	(9,129)	3,797

Net decrease in cash and cash equivalents	(3,745)	(4,107)

Cash and cash equivalents at beginning of period	27,149	34,871

Cash and cash equivalents at end of period	$23,404	$30,764

Supplemental disclosure of cash paid for:
Interest expense	$75	$79
Income taxes	$2,146	$7,457

See Notes to Condensed Financial Statements

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Sharper Image Corporation

Notes to Condensed Financial Statements

Three-month and six-month periods ended July 31, 2005 and 2004

Note A—Interim Financial Statements

Basis of Presentation

The condensed balance sheets at July 31, 2005 and 2004, and the related condensed statements of operations for the three-month and six-month periods ended July 31, 2005 and 2004 and cash flows for the six-month periods ended July 31, 2005 and 2004 have been prepared by Sharper Image Corporation (the “Company”), without audit. In the opinion of management, the condensed financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of July 31, 2005 and 2004, and for the three-month and six-month periods then ended. The balance sheet at January 31, 2005, presented herein, has been derived from the audited balance sheet of the Company.

Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended January 31, 2005, which includes additional disclosures, including the Company’s significant accounting policies.

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

Reclassifications

The July 31, 2004 investments in auction rate securities of $33.4 million have been reclassified from cash and cash equivalents to short-term investments on the Company’s Condensed Balance Sheet and Statement of Cash Flows. The reclassification was effected as the securities had stated maturities beyond three months but were priced and traded as short-term investments due to the liquidity provided through the interest rate reset mechanism of an average of approximately every 35 days. The purchase and sale of short-term investments previously presented as cash and cash equivalents have been reclassified to investing activities in the Company’s condensed Statements of Cash Flows. The effect of this reclassification resulted in an increase in net cash provided by investing activities of $15.3 million for the six months ended July 31, 2004.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ materially from estimates and assumptions made.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which replaces SFAS No. 123, supercedes Accounting Principles Board (APB) No. 25 and related interpretations and amends SFAS No. 95, “Statement of Cash Flows.” The provisions of SFAS No. 123R are similar to those of SFAS No. 123; however, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statement as compensation cost based on their fair value on the date of the grant. The fair value of the share-based awards will be determined using an option-pricing model on the grant date. SFAS No. 123R is effective at the beginning of the first fiscal year beginning after June 15, 2005. The Company will adopt SFAS No. 123R no later than the first quarter of fiscal 2006. The Company is currently evaluating the impact and expects that adopting SFAS 123(R) will cause a significant increase in compensation expense.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of Accounting Research Bulletin No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. The provisions in SFAS No. 151 must be applied prospectively to the Company’s inventory costs incurred after January 1, 2006. The adoption of SFAS No. 151 is not expected to have an impact on the Company’s financial statements.

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

As a result, the accompanying historical financial statements as of and for the three months and six months ended July 31, 2004 have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows:

Balance Sheets

	July 31, 2004
In thousands	As Previously Reported	As Restated
Merchandise inventories	$102,790	$102,110
Prepaid expense, deferred taxes and other	22,976	27,692
Total current assets	212,919	216,955
Property and equipment, net	85,869	88,341
Total assets	303,662	310,170
Accounts payable	18,797	26,272
Income taxes payable	94	—
Total current liabilities	83,788	91,169
Other liabilities	19,778	24,349
Retained earnings	95,344	89,900
Total shareholders’ equity	200,096	194,652

Statements of Operations

	Three Months Ended July 31, 2004		Six Months Ended July 31, 2004
In thousands, except per share amounts	As Previously Reported	As Restated	As Previously Reported	As Restated
Cost of products	$65,394	$66,380	$127,831	$129,140
Earnings before income taxes	1,145	159	4,715	3,406
Income tax expense	469	66	1,933	1,398
Net earnings	676	93	2,782	2,008
Basic earnings per common equivalent share:	$0.04	$0.01	$0.18	$0.13
Diluted earnings per common equivalent share:	$0.04	$0.01	$0.17	$0.12

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Net earnings (loss), as reported	$(6,777,000)	$93,000	$(11,353,000)	$2,008,000
(Deduct): Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(257,000)	(707,000)	(491,000)	(1,281,000)

Pro forma net earnings (loss)	$(7,034,000)	$(614,000)	$(11,844,000)	$727,000

Basic net earnings (loss) per weighted average share:
As reported	$(0.45)	$0.01	$(0.75)	$0.13
Pro forma	$(0.47)	$(0.04)	$(0.78)	$0.05
Diluted net earnings (loss) per weighted average share:
As reported	$(0.45)	$0.01	$(0.75)	$0.12
Pro forma	$(0.47)	$(0.04)	$(0.78)	$0.04

NOTE D - Earnings per Share

Basic earnings per share is computed as net income available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares to be issued through stock options.

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Net earnings (loss)	$(6,777,000)	$93,000	$(11,353,000)	$2,008,000
Average shares of common stock outstanding during the period	15,035,000	15,636,000	15,178,000	15,566,000

Basic earnings (loss) per share	$(0.45)	$0.01	$(0.75)	$0.13

Average shares of common stock outstanding during the period	15,035,000	15,636,000	15,178,000	15,566,000
Add:
Assumed options exercised due to exercise price being less than average market price net of assumed stock repurchases	—	750,000	—	842,000

Diluted weighted average number of shares outstanding	15,035,000	16,386,000	15,178,000	16,408,000

Diluted earnings (loss) per share	$(0.45)	$0.01	$(0.75)	$0.12

The potential effects of stock options were excluded from the diluted earnings per share for the three and six-month periods ended July 31, 2005 because their inclusion in net loss periods would be anti-dilutive to the earnings per share calculation. Options to purchase 2,683,547 shares of common stock were outstanding as of July 31, 2005.

Had the Company been in a net income position, 1,431,770 and 1,416,050 stock options for the three and six months ended July 31, 2005, respectively, would have been excluded from the diluted earnings per share calculation because the option exercise price exceeded the average stock price for those periods. There were 61,750 and 33,750 stock options excluded from the computation of diluted earnings per share for the three and six month periods ended July 31, 2004, respectively.

NOTE E - Revolving Loan and Notes Payable

The Company has a revolving secured credit facility with Wells Fargo Bank, National Association. The credit facility has a maturity date of October 31, 2006, and allows borrowings and letters of credit up to a maximum of $50 million at all times during the year, with a “borrowing base” determined by inventory levels and specified accounts receivable. The credit facility is secured by the

Company’s inventory, accounts receivable, and specified other assets. Borrowings under the credit facility bear interest at either the adjusted LIBOR rate plus 1.50% or at Wells Fargo’s prime rate less 0.25%. The credit facility contains financial covenants that only apply during an event of default or when the borrowing base is drawn below a specified level. These financial covenants require the Company to maintain a minimum EBITDA (as defined) on a rolling 12-month basis of $35 million and to maintain capital expenditures below a specified level based on the Company’s projections. The credit facility contains limitations on incurring additional indebtedness, making additional investments and permitting a change of control. As of July 31, 2005, letter of credit commitments outstanding under the credit facility were $5.0 million and there were no borrowings outstanding. The Company believes that it is in compliance with all of its debt covenants as of July 31, 2005.

NOTE F – Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

On and after April 18, 2005 a number of purported stockholder class action lawsuits were commenced in the United States District Court for the Northern District of California on behalf of purchasers of the Company’s common stock during the period of February 5, 2004 and August 4, 2004 (the “Class Period”). The complaints alleged that during the Class Period, the Company and certain of its officers and employee-directors made false and misleading statements regarding the Company’s business and business prospects. Although a number of lawsuits were announced, only two lawsuits were filed. The first lawsuit was voluntarily dismissed on June 20, 2005 and the second was voluntarily dismissed on July 11, 2005.

NOTE G – Stockholders’ Equity

In October 2004, the Board of Directors authorized a stock repurchase program to acquire up to one million shares of outstanding common stock in the open market. Through July 31, 2005, the Company repurchased 710,000 shares under this authorization at a total cost of $11.1 million. All of the shares repurchased through July 31, 2005 were under the approved authorization by the Board of Directors.

Subsequent to July 31, 2005 and through September 6, 2005 the Company had repurchased 100,000 shares of outstanding common stock in the open market at a total cost of approximately $1.4 million under the Board of Directors’ October 2004 authorization.

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

Financial information for the Company’s business segments is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands)	2005	2004	2005	2004
Revenues:
Stores	$87,758	$85,981	$166,066	$167,343
Catalog and Direct Marketing	17,655	22,945	45,557	61,191
Internet	18,365	20,432	41,524	46,677
Other	13,518	19,605	29,031	30,157

Total Revenues	$137,296	$148,963	$282,178	$305,368

Operating Contributions:
Stores	$(142)	$9,165	$1,748	$20,444
Catalog and Direct Marketing	(2,578)	(650)	(5,890)	2,026
Internet	1,529	862	4,374	5,385
Unallocated	(10,104)	(9,218)	(19,154)	(24,449)

Earnings (loss) before income tax expense (benefit)	$(11,295)	$159	$(18,922)	$3,406

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

OVERVIEW

The Sharper Image is a multi-channel specialty retailer of innovative, high quality products that are useful and entertaining and are designed to make life easier and more enjoyable. Our unique assortment of products offers design, creativity and technological innovation, in addition to fun and entertainment. We market and sell our merchandise primarily through three integrated sales channels: The Sharper Image stores, The Sharper Image catalog, which includes revenue from all direct marketing activities and television infomercials, and the Internet. We also market to other businesses through Corporate sales, where revenues are recorded in each of our three sales channels and through our wholesale operations.

Our total revenues decreased 7.8% to $137.3 million in the quarter ended July 31, 2005 from $149.0 million in the quarter ended July 31, 2004. For the six-month period ended July 31, 2005, our total revenues decreased 7.6% to $282.2 million from $305.4 million in the same period last year. The decrease in the three and six-month periods ended July 31, 2005 as compared to the same prior year periods was due primarily to a decrease in the sale of our air purification line of products resulting from increased competition, decreased advertising and negative media coverage, as well as decrease sales from other Sharper Image Design and Sharper Image branded products, partially offset by increases in third party branded electronics products, gifts and toys, comparable store sales decreases of 9.4% and 12.7%, respectively, and lower levels of advertising.

Our store operations generated the highest proportion of our sales, representing 63.9% and 57.7% of total revenues for the three-month periods ended July 31, 2005 and 2004, respectively and 58.9% and 54.8% for the six-month periods ended July 31, 2005 and 2004, respectively. As of July 31, 2005, we operated 183 The Sharper Image stores in 37 states and the District of Columbia. As part of our growth strategy, we plan to open 18-20 new stores for this fiscal year. As of July 31, 2005, we have opened 10 new stores and we believe we are on track to reach our targeted goal. Our catalog and direct marketing operations, including revenue generated directly from catalogs, print advertising, single product mailers and television infomercials, generated 12.9% and 15.4% of our total revenues for the quarters ended July 31, 2005 and 2004, respectively, and 16.1% and 20.0% for the six-month periods ended July 31, 2005 and 2004, respectively. Our Internet operations generated 13.4% and 13.7% of total revenues in the quarters ended July 31, 2005 and 2004, respectively, and 14.7% and 15.3% for the six-month periods ended July 31, 2005 and 2004. Our wholesale operations generated 7.2% and 10.8% of total revenues in the quarters ended July 31, 2005 and 2004, respectively, and 7.7% and 7.5%, respectively, for the six-month periods ended July 31, 2005 and 2004, respectively. Sales changes within merchandise categories and sales shifts between selling channels may decrease revenues and gross margins, but may increase operating margin, although there is no assurance of this.

One of our goals is to maintain a substantial percentage of total revenues attributable to Sharper Image Design and Sharper Image branded products, which typically generate higher margins than our third party branded products. The percentage of our total revenues attributable to Sharper Image Design and Sharper Image branded products was approximately 69% for the six-month period ended July 31, 2005, decreasing from approximately 78% for the six-month period ended July 31, 2004.

Our business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the holiday season. A substantial portion of our total revenues, and all or most of our net earnings, occur in our fourth quarter ending January 31. In addition, similar to many retailers, we make merchandising and inventory decisions for the holiday season well in advance of the holiday selling season. Accordingly, unfavorable economic conditions or deviations from projected demand for products during the fourth quarter could have a material adverse effect on our financial position or results of operations for the entire fiscal year. The fourth quarter accounted for approximately 40% of total revenues in both fiscal 2004 and 2003. In addition, the fourth quarter accounted for substantially all of our net earnings in 2004 and 2003.

Hurricane Katrina made landfall in the Gulf Coast Region in August, 2005. As of September 6, 2005, we had three Gulf Coast stores located in New Orleans and Metairie, Louisiana and in Spanish Fort, Alabama. As a result of the Hurricane Katrina, we may lose sales and suffer property damage and inventory loss from these stores and lose direct marketing and Internet sales from the affected regions. In addition, if shipping ports on the Gulf Coast are unavailable or have reduced capacity for a period of time, we may face increasing freight delivery costs and delays for the delivery of products to our Little Rock, Arkansas distribution center, and increased shipping costs generally if other ports around the U.S. become more congested. If fuel costs increase in the U.S., we may face higher manufacturing, shipping and transportation costs which will negatively effect our business and operating results. Also, any fuel cost increase in the U.S. may impair consumer confidence and limit consumer discretionary spending, which could negatively effect our sales, revenues and profits.

The following Management Discussion and Analysis gives effect to the restatement as discussed in Note B of the Notes to Condensed Financial Statements.

RESULTS OF OPERATIONS

The following table sets forth the results of operations expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Percentage of Total Revenues
Revenues:
Net store sales	63.9%	57.7%	58.9%	54.8%
Net catalog and direct marketing sales	12.9	15.4	16.1	20.0
Net Internet sales	13.4	13.7	14.7	15.3
Net wholesale sales	7.2	10.8	7.7	7.5
Delivery, list rental and licensing	2.6	2.4	2.6	2.4

Total Revenues	100.0%	100.0%	100.0%	100.0%
Costs and Expenses:
Cost of products	51.9	44.5	48.8	42.3
Buying and occupancy	14.3	11.4	13.6	10.8
Advertising	16.5	19.3	19.5	21.6
General, selling and administrative	25.4	24.7	24.8	24.3
Other Income (Expense)	(0.1)	0.0	0.0	0.1

Earnings (Loss) Before Income Taxes	(8.2)	0.1	(6.7)	1.1
Income Tax Expense (Benefit)	(3.3)	0.0	(2.7)	0.4

Net Earnings	(4.9)%	0.1%	(4.0)%	0.7%

The following table sets forth the components of total revenues for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands)	2005	2004	2005	2004
Revenues
Net store sales	$87,758	$85,981	$166,066	$167,343
Net catalog and direct marketing sales	17,655	22,945	45,557	61,191
Net Internet sales	18,365	20,432	41,524	46,677
Net wholesale sales	9,852	16,020	21,675	22,878

Total Net Sales	133,630	145,378	274,822	298,089
Delivery, list rental and licensing	3,666	3,585	7,356	7,279

Total Revenues	$137,296	$148,963	$282,178	$305,368

Revenues

Net sales for the second quarter decreased $11.7 million, or 8.1%, from the comparable three-month period of the prior year. Decreases in net sales for the three-month period ended July 31, 2005 were attributable to decreases of $6.2 million in wholesale sales, $5.3 million from catalog and direct marketing sales, and $2.0 million from Internet sales, offset by a $1.8 million increase in store sales. Net sales for the six-month period ended July 31, 2005 decreased $23.3 million, or 7.8%, from the comparable period last year. Of the $23.3 million decrease, $15.6 million related to decreased catalog and direct marketing sales, $5.2 million from Internet sales, $1.3 million from store sales, and $1.2 million from wholesale sales. Returns and allowances for the three-month and six-month periods ended July 31, 2005, were 9.3% and 11.0% of sales, as compared with 9.3% and 10.1% of sales for the comparable prior year periods. The increase for the six-month period ended July 31, 2005, as compared to the same prior year period is due to a reduction in sales and an increase in returns of our air purification line of products.

The decrease in total revenues for the three and six-month periods ended July 31, 2005, as compared to the same comparable prior year period was due primarily to a decrease in comparable store sales of 9.4% and 12.7% respectively, a decrease in the sales of our air purification line of products, resulting from increased competition, decreased advertising and negative media coverage, and a decrease in our advertising expenses which generally effects traffic in all selling channels, partially offset by the opening of 19 net new stores since the second quarter of fiscal 2004, and increases in sales in the electronics, gift, and toy categories. We also held a July Summer Clearance Sale this year that we believe increased sales in all selling channels. Sharper Image Design proprietary products and private label products decreased to approximately 65% of net sales in the second quarter of fiscal 2005 from approximately 73% in the second quarter of fiscal 2004 and decreased to approximately 69% of net sales in the six-month period ended July 31, 2005 from approximately 78% of net sales in the six-month period ended July 31, 2004. We believe that the continued development and introduction of new and popular products is a key strategic objective and important to our future success.

For the three-month period ended July 31, 2005, net store sales increased $1.8 million, or 2.1%, while comparable store sales decreased by 9.4%. The increase in net store sales for the second fiscal quarter of 2005 reflects a 17.6% increase in transactions, partially offset by an 11% decrease in average revenue per transaction. We believe that the increase in sales and transactions for the three-month period ended July 31, 2005 was due to the July Summer Clearance Sale which increased sales and traffic at our store locations. The increase in net store sales is also attributable to the opening of 24 new stores, partially offset by five closures, since the second quarter of fiscal 2004, resulting in an incremental increase in store sales of $7.3 million. For the six-month period ended July 31, 2005, net store sales decreased $1.3 million, or 0.8%. This decrease was due primarily to a decrease in comparable store sales of 12.7%, and a 4.8% decrease in average revenue per transaction, partially offset by a 9.3% increase in the number of transactions and the opening of 19 net stores opened since the second quarter of 2004, resulted in an incremental increase in store sales of $15.9 million.

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

For the three and six-month periods ended July 31, 2005, as compared with the same periods of the prior year, net catalog and direct marketing sales, which includes sales generated from catalog mailings, single product mailers, print advertising and television infomercials, decreased $5.3 million, or 23.1%, and $15.6 million, or 25.5%, respectively. The decrease in net catalog and direct marketing sales for the three-month period ended July 31, 2005 was due primarily to a decrease of 21.4% in advertising, which included a 3.4% decrease in The Sharper Image catalogs circulated, which includes a 25.0% decrease in The Sharper Image catalog pages circulated, a 51.1% decrease in single product mailers circulated, primarily relating to our air purification line of products, a 54.9% decrease in print media advertising, and a 61.9% decrease in radio advertising. The decrease was partially offset by a 15.3% increase in infomercial spending. The decrease also reflects a decrease of 8.2% in transactions, and a decrease of 8.0% in average revenue per transaction as compared with the same prior year period.

The decrease in net catalog and direct marketing sales for the six-month period ended July 31, 2005 was due primarily to a 16.3% decrease in advertising expenses, which included a 35.2% decrease in single product mailers circulated, primarily relating to our air purification line of products, a 19.0% decrease in The Sharper Image catalog pages circulated, partially offset by a 2.3% increase in The Sharper Image catalogs circulated, an 8.8% decrease in infomercial spending, a 57.9% decrease in radio advertising and a 16.8% decrease in print media advertising. The decrease also reflects a decrease of 18.4% in transactions, and a decrease of 0.9% in average revenue per transaction as compared with the same prior year period.

For the three and six-month periods ended July 31, 2005, Internet sales from our sharperimage.com website, which includes the Sharper Image and eBay auction sites, decreased $2.0 million, or 10.1% and $5.2 million, or 11.0%, respectively, from the same periods last year. The Internet sales decrease for the three months ended July 31, 2005 was attributable to a 9.4% decrease in transactions, partially offset by a 1.3% increase in average revenue per transaction as compared to the same period last year. The Internet sales decrease for the six months ended July 31, 2005 was attributable to an 11.5% decrease in transactions, partially offset by a 0.8% increase in average revenue per transaction, as compared to the same period of the prior year. The decreases in sales and number of transactions were due to decreases of 12.7% and 9.6% respectively for the three and six-month periods ended July 31, 2005 in Internet advertising, which include paid-for search engine key word placement and revenue share costs incurred for affiliate programs.

For the three and six-month periods ended July 31, 2005, wholesale sales decreased $6.2 million, or 38.5%, and $1.2 million, or 5.3%, respectively, from the same prior year periods. The decreases were primarily attributable to decreasing Sharper Image Design product sales to our existing wholesale customer base and to test programs with new wholesale customers. We believe that the wholesale business strengthens our brand name and broadens our customer base. We also believe that although the additional wholesale business should add to overall company sales and profitability, this additional wholesale business may put pressure on sales made through our own Sharper Image selling channels.

Cost of Products

Cost of products for the three and six-month periods ended July 31, 2005 increased $4.9 million, or 7.4% and $8.5 million, or 6.6% compared to the same prior year periods. The gross margin rate for the three-month period ended July 31, 2005 was 48.0%, as compared to 55.4% for the same prior year period and the gross margin rate for the six-month period ended July 31, 2005 was 51.2%, as compared to 57.7% for the same prior year period. These decreases resulted primarily from a decrease in sales of Sharper Image Design proprietary and Sharper Image branded products, which generally have higher gross margin rates and an increase in sales of electronics, which generally have lower gross margin rates. Also contributing to the decrease in gross margin was the July Summer Clearance Sale that we held in all selling channels during the second quarter of fiscal 2005, which did not occur during fiscal 2004. This decrease was partially offset by delivery expense of $3.8 million, which was $0.4 million in excess of delivery income received as compared to delivery expense of $4.3 million, which was $0.9 million in excess of delivery income for the same prior year period for the three months ended July 31, 2005. Delivery expense for the six-month period ended July 31, 2005 was $8.1 million, which was $1.1 million in excess of delivery income received as compared to delivery expense of $9.1 million, which was $2.1 million in excess of delivery income for the same prior year period.

Our gross margin rate fluctuates with the changes in our merchandise mix, primarily with respect to our Sharper Image Design and Sharper Image branded products, which changes as we make new items available in various categories or introduce new proprietary products. In addition, our gross margin rate can fluctuate as sales shifts occur between our various selling channels. The variation in merchandise mix from category to category and from year to year is characteristic of our sales results being driven by individual products rather than by general lines of merchandise. Additionally, auction sites and other selected promotional activities, such as the July Summer Clearance Sale and free shipping offers, will, in part, tend to reduce gross margin rate. Our gross margins may not be comparable to those of other retailers, since some retailers include the costs related to their distribution network in cost of products while we, and other retailers, exclude them from gross margin and include them instead in general, selling and administrative expenses. We cannot accurately predict future gross margin rates, although our goal is to continue to increase sales of Sharper Image Design and Sharper Image branded products to capitalize on the higher margins realized on these products.

Buying and Occupancy

Buying and occupancy costs for the three and six-month periods ended July 31, 2005 increased $2.6 million, or 15.4%, and $5.4 million, or 16.3%, from the comparable prior year periods. The increases reflect the occupancy costs associated with the 24 new stores opened since July 31, 2004 and rent increases associated with lease renewals, partially offset by the occupancy costs of the five Sharper Image stores closed since July 31, 2004. Buying and occupancy costs as a percentage of total revenues increased to 14.3% for the three-month period ended July 31, 2005 from 11.4% and increased to 13.6% for the six-month period ended July 31, 2005 from 10.8% from the comparable prior year periods. The increase in the occupancy costs as a percentage of revenues for the quarter was primarily due to lower-than-expected sales in all channels, which caused a de-leverage in store and distribution center occupancy costs. We plan to open 18-20 new stores during fiscal 2005.

Advertising

Advertising for the three-month period ended July 31, 2005 decreased $6.2 million, or 21.4%, from the comparable prior year period. The decrease in advertising expense was primarily attributable to a 20.7% decrease in catalog advertising, resulting from a 3.4% decrease in the number of The Sharper Image catalogs circulated, which includes a 25.0% decrease in the number of The Sharper Image catalog pages circulated. Also contributing to this decrease was a 51.1% decrease in single product mailers circulated, a 54.9% decrease in print media advertising, a 61.9% decrease in radio advertising and a 12.7% decrease in Internet advertising, which includes search engine key word placement and revenue share costs incurred for affiliate programs. The decrease was partially offset by a 15.3% increase in infomercial spending.

Advertising for the six-month period ended July 31, 2005 decreased $10.7 million or 16.3% from the comparable prior year period. The decrease in advertising expense was primarily attributable to a 35.2% decrease in single product mailers circulated, a 19.0% decrease in The Sharper Image catalog pages circulated, partially offset by a 2.3% increase in The Sharper Image catalogs circulated, an 8.8% decrease in infomercial spending, a 57.9% decrease in radio advertising, and a 16.8% decrease in print media advertising.

Advertising expenses as a percentage of total revenues decreased to 16.5% in the second quarter of fiscal 2005 compared to 19.3% in the second quarter of fiscal 2004, and decreased to 19.5% for the six-month period ended July 31, 2005 from 21.6% in the same prior year period. Our advertising strategy will continue to be an important factor in our future revenue growth. However, we will continue to review the return on investment of our advertising campaigns to ensure that advertising costs are reasonable and effective. We expect to continue to spend on advertising and marketing at significant levels in fiscal 2005, but at lower levels than fiscal 2004.

General, Selling and Administrative Expenses

General, selling and administrative (“GS&A”) expenses for the three and six-month periods ended July 31, 2005 decreased $1.8 million, or 5.0%, and $4.3 million, or 5.7% respectively, from the comparable prior year periods. Contributing to the decrease for the three-month period were decreases of $1.7 million due to variable expenses from decreased net sales and $0.6 million related to professional fees partially offset by an increase of $0.7 million in depreciation expense. Contributing to the decrease for the six-month period were decreases of $4.7 million due primarily to variable expenses from decreased net sales, and a decrease of $1.1 million related to professional fees partially offset by an increase of $1.5 million in depreciation expense. GS&A expenses for the three-month period ended July 31, 2005 increased as a percentage of total revenues to 25.4% from 24.7% for the comparable prior year period. For the six-month period ended July 31, 2005, GS&A expenses increased as a percentage of total revenues to 24.8% from 24.3% for the comparable prior year period.

Other Income and Expense

The increase in interest income is primarily due to higher interest rates earned on our cash and investment balances. The increase in interest expense is due to increased interest expense recognized from our deferred compensation plan. The increase in other expense relates to an increase in losses related to the disposal of assets.

Liquidity and Capital Resources

We met our short-term liquidity needs and our capital requirements in the six-month period ended July 31, 2005 with existing cash and investment balances.

Net cash used by operating activities totaled $22.3 million for the first six months of fiscal 2005, an increase of $24.3 million from the same period of fiscal 2004, which was due to a decrease in net earnings, a decrease in accounts payable and accrued expenses balances, and an increase in prepaid expenses and deferred taxes. These decreases in cash were partially offset by increases in cash flow resulting from a decrease in inventory balances and an increase in deferred revenue between our fiscal year end and the end of our second quarter.

Net cash provided by investing activities totaled $27.6 million for the first six months of fiscal 2005, which was primarily due to net redemptions of short-term investments of $44.1 million. We also used $16.5 million for capital expenditures relating to new and remodeled stores, technological enhancements and tooling costs for Sharper Image Design products.

Net cash used by financing activities totaled $9.1 million for the first six months of fiscal 2005, which primarily resulted from the repurchase of our Common Stock.

For fiscal 2005, we plan to open approximately 18-20 new stores and remodel five to eight of our existing store locations. We plan to continue our capital investment in tooling costs for proprietary products and continue the enhancement of our technological systems at a more moderate pace than the two previous years. We believe that our total capital expenditures for fiscal 2005 will be approximately $37 million to $42 million.

We believe we will be able to fund our capital expenditures for new and remodeled stores, technological enhancements and tooling costs for Sharper Image Design products through existing cash balances, cash generated from operations, short term investments, trade payables, and, as necessary, our credit facility.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which replaces SFAS No. 123, supersedes Accounting Principles Board (APB) No. 25 and related interpretations and amends SFAS No. 95, “Statement of Cash Flows.” The provisions of SFAS No. 123R are similar to those of SFAS No. 123; however, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statement as compensation cost based on their fair value on the date of the grant. The fair value of the share-based awards will be determined using an option-pricing model on the grant date. SFAS No. 123R is effective at the beginning of the first fiscal year beginning after June 15, 2005. The Company will adopt SFAS No. 123R no later than the first quarter of fiscal 2006. The Company is currently evaluating the impact and expects that adopting SFAS 123(R) will cause a significant increase in compensation expense.

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

During fiscal 2004, and through the second quarter of fiscal 2005, the sales of our air purification line of products constituted a significant portion of our total revenues and net income. The decreases in revenues for the three and six-month periods ended July 31, 2005 as compared to the same prior year periods were due primarily to a decrease in the sale of our air purification line of products. Although not as significant, the sales from our home and portable stereo system and massage product lines constituted a substantial portion of our total revenues and net income.

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

We must ensure that the products we design and develop are manufactured cost-effectively. We rely solely on a select group of contract manufacturers, most of whom are located in Asia (primarily China), to produce these products in sufficient quantities to meet customer demand and to obtain and deliver these products to our customers in a timely manner. These arrangements are subject to the risks of relying on products manufactured outside the United States, including political unrest and trade restrictions, local business practice and political issues, including issues relating to compliance with domestic or international labor standards, currency fluctuations, work stoppages, economic uncertainties, including inflation and government regulations, availability of raw materials and other uncertainties. If we are unable to successfully obtain and timely deliver sufficient quantities of these products, our operating results may be adversely affected. In July 2005, China permitted the exchange rate of its currency, the Chinese Yuan (“CNY”), to float against the U.S. Dollar (“USD”). Although substantially all of our supply contracts in China are denominated in USD, our suppliers could attempt to renegotiate these contracts and increase costs to us if the CNY/USD exchange rate were to change materially.

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

We believe our registered house marks “The Sharper Image”, “sharperimage.com”, “Sharper Image Design” and “Sharper Image” as well as the trademark fame that we have established are of significant value. We actively pursue and protect, domestically and internationally, not only all of our corporate trademarks, but other intellectual property rights including patents, copyrights and trade secrets to ensure that the quality of our brand and the value of our proprietary rights are maintained. We protect our proprietary marketing strategies, illustrative catalogs and product packaging through numerous copyright registrations. We also seek patents to establish and protect our proprietary rights relating to the technologies and products we have developed, are in the process of developing, or that we may develop in the future. We have taken and will continue, in the future, to take all steps necessary to broaden and enhance our patent protection by obtaining both utility and design patent protection directed to our proprietary products. For instance, we currently own 63 U.S. utility patents and 106 U.S. design patents.

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

Our comparable store sales have fluctuated significantly in the past and we believe that such fluctuations may continue. Our historic comparable net store sales changes from the prior fiscal year were as follows:

Fiscal year	Percentage increase (decrease)
2000	29.0
2001	(16.0)
2002	13.6
2003	15.3
2004	(1.1)
2005 (first six months)	(12.7)

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

Our revenues depend in part on our ability to effectively market and advertise our products through The Sharper Image catalog and direct marketing operations. Increases in advertising, paper or postage costs may limit our ability to advertise without reducing our profitability. If we decrease our advertising efforts due to increased advertising costs, restrictions placed by regulatory agencies or for any other reason, our future operating results may be materially adversely affected. We are also utilizing and constantly testing other advertising media, such as television infomercials, radio, single product mailings and other print media. Our advertising expenditures decreased by approximately $6.2 million and $10.7 million, or 21.4% and 16.3% for the three and six months ended July 31, 2005 from the same prior fiscal year periods. If our advertising is ineffective and our increased advertising expenditures do not result in increased sales volumes, our sales and profits will be adversely affected. We depend on the continued availability of television infomercial time at reasonable prices. We expect to continue to spend on advertising and marketing at significant levels in fiscal 2005, but at slightly lower levels than fiscal 2004. We may not be able to continue to produce a sufficient level of sales to cover such expenditures, which would reduce our profitability.

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

We plan to open approximately 18-20 new stores in fiscal 2005. We may not be able to attain our target new store openings, and any of our new stores that we open may not be profitable, either of which could have an adverse impact on our financial results. Our ability to expand by opening new stores will depend in part on the following factors:

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

As of July 31, 2005, Richard Thalheimer, our Founder, Chairman and Chief Executive Officer, beneficially owned approximately 21% of our common stock. As a result, Mr. Thalheimer will continue to exert substantial influence over the election of directors and over our corporate actions.

Our common stock price is volatile.

Our common stock is quoted on the NASDAQ National Market, which has experienced and is likely to experience in the future significant price and volume fluctuations, which could reduce the market price of our common stock without regard to our operating performance. From August 1, 2004 to July 31, 2005, the price per share of our common stock has ranged from a high of $26.67 to a low of $12.49. We believe that among other factors, any of the following factors could cause the price of our common stock to fluctuate substantially:

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

We are and have been in the past involved in various litigation matters, including those arising in the ordinary course of business and those described under the caption “Legal Matters” in Item 1 of Part II of this Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2005. While we do not believe that any of these litigation matters alone or in the aggregate will have a material adverse effect our financial position, an adverse outcome in one or more of these matters could be material to our results of operations for any one period. Further, litigation can consume substantial management resources and no assurance can be given that any adverse outcome would not be material to our financial position.

Our business could be negatively impacted by natural disasters and its affects.

Our sales could be negatively impacted by natural disasters that occur. Sales from affected store locations, as well as potential catalog and Internet sales from the affected region can have a negative impact on overall sales for the company. In addition, to the loss of sales from affected store locations, we can also incur substantial property damage and inventory loss at the affected locations.

Hurricane Katrina made landfall in the Gulf Coast Region in August, 2005. As of September 6, 2005, we had three Gulf Coast stores located in New Orleans and Metairie, Louisiana and in Spanish Fort, Alabama. As a result of the Hurricane Katrina, we may lose sales and suffer property damage and inventory loss from these stores and lose direct marketing and internet sales from the affected regions. In addition, if shipping ports on the Gulf Coast are unavailable or have reduced capacity for a period of time, we may face increasing freight delivery costs and delays for the delivery of products to our Little Rock, Arkansas distribution center, and increased shipping costs generally if other ports around the U.S. become more congested. If fuel costs increase in the U.S., we may face higher manufacturing, shipping and transportation costs which will negatively effect our business and operating results. Also, any fuel cost increase in the U.S. may impair consumer confidence and limit consumer discretionary spending, which could negatively effect our sales, revenues and profits.

PART I - FINANCIAL INFORMATION

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risks, which include changes in interest rates and, to a lesser extent, foreign exchange rates. The Company does not engage in financial transactions for trading or speculative purposes.

The interest payable on the Company’s credit facility is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on existing variable debt rose 0.60% (10% from the bank’s reference rate) during the period ended July 31, 2005, the Company’s results from operations and cash flows would not have been materially affected. In addition, the Company has fixed and variable income investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio.

The Company enters into a significant amount of purchase obligations outside of the U.S. that are settled in U. S. Dollars, and therefore, has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that foreign currency exchange risk is immaterial.

ITEM 4. Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)), as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that, as of July 31, 2005, the Company’s disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by the Company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b. Changes in Internal Control Over Financial Reporting

In connection with the preparation of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005, the Company conducted its assessment of the effectiveness of its internal control over financial reporting as of January 31, 2005, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. In connection with this annual assessment management identified a material weakness and therefore concluded that as of January 31, 2005 the Company’s internal control over financial reporting were not effective. The material weakness was that as of January 31, 2005, the Company failed to design and implement appropriate controls regarding its accounting and disclosure for accounts payable.

As of the end of the period covered by this report, the Company has taken substantial steps towards improving the financial control related to the material weakness described above. The Company has hired outside consultants to assist in evaluating and enhancing the control process while educating and training the appropriate individuals within the accounting department. In addition, as a detective control, the Company has performed substantial analysis and reconciliations on the liability accounts for the first two quarters of fiscal 2005 and no exceptions were discovered. In addition, as a potential preventative control, the Company is testing and will be implementing a new software system to assist in tracking activity in the affected accounts which allows for exception reporting and timely resolution of unmatched transactions.

We believe that the controls as modified are appropriate and are designed and operating effectively for the achievement of financial reporting objectives. As a result of the steps that have been taken, we believe that we have remediated the material weakness reported in the Company’s Form 10-K for the year ended January 31, 2005.

Except as described above, there have been no significant changes in internal controls over financial reporting during the period ended July 31, 2005.

PART II – OTHER INFORMATION

ITEM 1. Legal Matters

The Company is party to various legal proceedings arising from normal business activities. Management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

On and after April 18, 2005 a number of purported stockholder class action lawsuits were commenced in the United States District Court for the Northern District of California on behalf of purchasers of the Company’s common stock during the period of February 5, 2004 and August 4, 2004 (the “Class Period”). The complaints alleged that during the Class Period, the Company and certain of its officers and employee-directors made false and misleading statements regarding the Company’s business and business prospects. Although a number of lawsuits were announced, only two lawsuits were filed. The first of these lawsuits was voluntarily dismissed on June 20, 2005 and the second was voluntarily dismissed on July 11, 2005.

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company’s 2005 Annual Meeting of Stockholders (the Annual Meeting) was held on June 6, 2005. The following matters were voted on by the stockholders:

1. Election of seven Directors. Messrs. Richard J. Thalheimer, Alan Thalheimer, Gerald Napier, Morton David, George James, Tracy Wan and Pamela Joyner were elected to the Company’s Board of Directors. The results of the voting were as follows: 14,468,031 votes in favor of Richard J. Thalheimer, with 152,440 votes withheld; 12,367,342 votes in favor of Alan Thalheimer, with 2,253.129 votes withheld; 12,451,802 votes in favor of Gerald Napier, with 2,168,669 votes withheld; 12,450,752 votes in favor of Morton David, with 2,169,719 votes withheld; 12,452,852 votes in favor of George James, with 2,167,61 votes withheld; 14,469,992 votes in favor of Tracy Wan, with 150,479 votes withheld; and 14,573,687 votes in favor of Pamela Joyner, with 46,784 votes withheld.

2. Ratification of selection of Deloitte & Touche LLP as independent public accountants for the Company for the fiscal year ending January 31, 2006. The result of the vote was 14,585,458 in favor, 24,160 against, and 10,853 abstaining.

ITEM 5. Other Information

The Company amended its Restated Certificate of Incorporation, effective as of September 6, 2005, to increase the authorized number of shares of common stock to 50,000,000.

ITEM 6. Exhibits

Exhibits

3.1	Certificate of Amendment of the Restated Certificate of Incorporation

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHARPER IMAGE CORPORATION

Date: September 8, 2005	by:	/s/ Tracy Y. Wan
Tracy Y. Wan
President
Chief Operating Officer

	by:	/s/ Jeffrey P. Forgan
Jeffrey P. Forgan
Executive Vice President
Chief Financial Officer