Form 10-Q
period 2005-10-31
SHARPER IMAGE CORP
filed 2005-12-09
CIK 811696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2005

or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $0.01 par value, 14,943,230 shares as of December 8, 2005

SHARPER IMAGE CORPORATION

FORM 10-Q

For the Quarter Ended October 31, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Sharper Image Corporation

Condensed Balance Sheets

(In thousands, except share amounts)

	October 31, 2005	January 31, 2005 (See Note A)	October 31, 2004 (As Restated, See Note B)
ASSETS
Current Assets:
Cash and cash equivalents	$1,862	$27,149	$16,551
Short-term investments	—	66,900	8,150
Accounts receivable, net of allowance for doubtful accounts of $1,160, $1,578 and $1,329	22,036	25,638	41,277
Merchandise inventories	164,966	124,038	144,165
Prepaid expenses, income taxes receivable, deferred taxes and other	51,533	25,507	40,520

Total Current Assets	240,397	269,232	250,663
Property and equipment, net	107,203	100,509	96,839
Deferred taxes and other assets	10,723	6,359	6,952

Total Assets	$358,323	$376,100	$354,454

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$55,190	$51,424	$55,123
Accrued expenses	20,096	23,737	22,314
Accrued compensation	5,387	7,364	6,246
Reserve for refunds	16,350	19,609	19,409
Revolving loan	17,450	—	—
Deferred revenue	33,874	32,061	31,785
Income taxes payable	—	1,649	—

Total Current Liabilities	148,347	135,844	134,877
Other liabilities	36,253	34,249	28,635

Total Liabilities	184,600	170,093	163,512

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value:
Authorized 3,000,000 shares: Issued and outstanding, none	—	—	—
Common stock, $0.01 par value:
Authorized 50,000,000 shares: Issued 15,750,830, 15,737,260 and 15,705,830 shares. Outstanding 14,940,830, 15,637,260 and 15,705,830 shares	158	157	157
Additional paid-in capital	105,300	105,090	104,602
Retained earnings	80,687	102,540	86,183
Treasury stock	(12,422)	(1,780)	—

Total Stockholders’ Equity	173,723	206,007	190,942

Total Liabilities and Stockholders’ Equity	$358,323	$376,100	$354,454

See Notes to Condensed Financial Statements

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Sharper Image Corporation

Condensed Statements of Operations

(In thousands, except share and per-share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004 (As Restated, See Note B)	2005	2004 (As Restated, See Note B)
REVENUES:
Net sales	$119,898	$149,977	$394,720	$448,066
Delivery	3,063	3,406	9,981	10,394
List rental and licensing	154	240	592	531

	123,115	153,623	405,293	458,991

COSTS AND EXPENSES:
Cost of products	62,212	71,041	199,825	200,181
Buying and occupancy	19,771	16,970	58,172	49,982
Advertising	23,272	33,030	78,360	98,857
General, selling, and administrative	36,451	38,775	106,362	112,936

	141,706	159,816	442,719	461,956

OTHER INCOME:
Interest income	—	173	729	514
Interest expense	(96)	(63)	(282)	(152)
Other expense	(41)	(217)	(672)	(291)

	(137)	(107)	(225)	71

Loss Before Income Tax Benefit	(18,728)	(6,300)	(37,651)	(2,894)
Income tax benefit	(8,228)	(2,583)	(15,798)	(1,185)

Net Loss	$(10,500)	$(3,717)	$(21,853)	$(1,709)

Net Loss per Share
Basic	$(0.70)	$(0.24)	$(1.45)	$(0.11)

Diluted	$(0.70)	$(0.24)	$(1.45)	$(0.11)

Weighted Average Number of Shares
Basic	14,971,000	15,705,000	15,108,000	15,613,000
Diluted	14,971,000	15,705,000	15,108,000	15,613,000

See Notes to Condensed Financial Statements

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Sharper Image Corporation

Condensed Statements of Cash Flows

(In thousands)

	Nine Months Ended October 31,
	2005	2004 (As Restated, See Note B)
Cash provided by (used for) operating activities:
Net loss	$(21,853)	$(1,709)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	19,872	15,077
Tax benefit from stock option exercises	32	3,597
Deferred rent expenses and landlord allowances	(1,330)	378
Loss on disposal of equipment	955	284
Change in operating assets and liabilities:
Accounts receivable	3,602	(20,219)
Merchandise inventories	(40,928)	(34,741)
Prepaid expenses and other	(30,390)	(18,754)
Accounts payable, reserve for refunds, accrued expenses and taxes payable	(6,760)	19,302
Deferred revenue and other liabilities	5,147	13,755

Cash used for operating activities	(71,653)	(23,030)

Cash provided by (used for) investing activities:
Property and equipment expenditures	(27,521)	(39,538)
Purchases of short-term investments	(24,100)	(59,600)
Sale of short-term investments	91,000	100,050

Cash provided by investing activities	39,379	912

Cash provided by (used for) financing activities:
Repurchase of common stock	(10,642)	—
Proceeds from issuance of common stock resulting from stock options exercised	179	3,798
Proceeds from borrowings on revolving credit facility	19,200	—
Principal payments on revolving loan credit facility	(1,750)	—

Cash provided by financing activities	6,987	3,798

Net decrease in cash and cash equivalents	(25,287)	(18,320)

Cash and cash equivalents at beginning of period	27,149	34,871

Cash and cash equivalents at end of period	$1,862	$16,551

Supplemental disclosure of cash paid for:
Interest expense	$120	$129
Income taxes	$2,297	$7,798

See Notes to Condensed Financial Statements

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Sharper Image Corporation

Notes to Condensed Financial Statements

Three-month and nine-month periods ended October 31, 2005 and 2004

NOTE A- Interim Financial Statements

Basis of Presentation

The condensed balance sheets at October 31, 2005 and 2004, and the related condensed statements of operations for the three-month and nine-month periods ended October 31, 2005 and 2004 and related statements of cash flows for the nine-month periods ended October 31, 2005 and 2004 have been prepared by Sharper Image Corporation (the “Company”), without audit. In the opinion of management, the condensed financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of October 31, 2005 and 2004, and for the three-month and nine-month periods then ended. The balance sheet at January 31, 2005, presented herein, has been derived from the audited balance sheet of the Company.

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

Reclassifications

Investments in auction rate securities of $8.2 million at October 31, 2004 have been reclassified from cash and cash equivalents to short-term investments on the Company’s Condensed Balance Sheet and Statement of Cash Flows. The reclassification was effected as the securities had stated maturities beyond three months but were priced and traded as short-term investments due to the liquidity provided through the interest rate reset mechanism of an average of approximately every 35 days. The purchase and sale of short-term investments previously presented as cash and cash equivalents have been reclassified to investing activities in the Company’s condensed Statements of Cash Flows. The effect of this reclassification resulted in an increase in net cash provided by investing activities of $40.5 million for the nine months ended October 31, 2004.

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

In October 2005, the FASB issued FSP FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period”, which addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. This FSP requires that rental costs associated with ground or building operating leases incurred during a construction period be recognized as rental expense and included in income from continuing operations. The guidance in this FSP shall be applied to the first reporting period beginning after December 15, 2005, with early adoption permitted. The Company is currently in the process of evaluating the impact of adopting FSP FAS 13-1 and will adopt the provisions of this FSP on a prospective basis beginning February 1, 2006.

Note B - Restatement of Condensed Financial Statements

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

As a result, the accompanying historical financial statements as of and for the three months and nine months ended October 31, 2004 have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows:

Balance Sheets

	October 31, 2004
In thousands	As Previously Reported	As Restated
Merchandise inventories	$146,093	$144,165
Prepaid expense, deferred taxes and other	34,512	40,520
Total current assets	246,583	250,663
Property and equipment, net	94,367	96,839
Total assets	347,902	354,454
Accounts payable	47,317	55,123
Total current liabilities	127,071	134,877
Other liabilities	24,064	28,635
Retained earnings	92,008	86,183
Total shareholders’ equity	196,767	190,942

Statements of Operations

	Three Months Ended October 31, 2004		Nine Months Ended October 31, 2004
In thousands, except per share amounts	As Previously Reported	As Restated	As Previously Reported	As Restated
Cost of products	$70,395	$71,041	$198,226	$200,181
Loss before income taxes	(5,654)	(6,300)	(939)	(2,894)
Income tax benefit	(2,318)	(2,583)	(385)	(1,185)
Net loss	(3,336)	(3,717)	(554)	(1,709)
Basic earnings per common equivalent share:	$(0.21)	$(0.24)	$(0.04)	$(0.11)
Diluted earnings per common equivalent share:	$(0.21)	$(0.24)	$(0.04)	$(0.11)

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Net loss, as reported	$(10,500)	$(3,717)	$(21,853)	$(1,709)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(332)	(896)	(823)	(2,177)

Pro forma net loss	$(10,832)	$(4,613)	$(22,676)	$(3,886)
Basic and diluted net loss per weighted average share:
As reported	$(0.70)	$(0.24)	$(1.45)	$(0.11)
Pro forma	$(0.72)	$(0.29)	$(1.50)	$(0.25)

NOTE D - Earnings per Share

Basic earnings per share is computed as net income available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares to be issued through stock options.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Net loss	$(10,500)	$(3,717)	$(21,853)	$(1,709)
Average shares of common stock outstanding during the period	14,971	15,705	15,108	15,613

Basic loss per share	$(0.70)	$(0.24)	$(1.45)	$(0.11)

Diluted weighted average number of shares outstanding	14,971	15,705	15,108	15,613

Diluted loss per share	$(0.70)	$(0.24)	$(1.45)	$(0.11)

The potential effects of stock options were excluded from the diluted earnings per share for the three and nine months ended October 31, 2005 and 2004 because their inclusion in net loss periods would be anti-dilutive to the earnings per share calculation. Options to purchase 3,146,577 shares and 2,746,317 shares of common stock were outstanding as of October 31, 2005 and October 31, 2004, respectively.

Had the Company been in a net income position, 1,921,600 and 1,401,100 stock options for the three and nine months ended October 31, 2005, respectively, would have been excluded from the diluted earnings per share calculation because the option exercise price exceeded the average stock price for those periods. Similarly, there would have been 982,600 and 64,750 stock options excluded from the computation of diluted earnings per share for the three and nine months ended October 31, 2004, respectively.

NOTE E - Revolving Loan and Notes Payable

The Company has a revolving secured credit facility with Wells Fargo Bank, National Association. The credit facility has a maturity date of October 31, 2006, and allows borrowings and letters of credit up to a maximum of $50 million at all times during the year, with a “borrowing base” determined by inventory levels and specified accounts receivable. The credit facility is secured by the Company’s inventory, accounts receivable, and specified other assets. Borrowings under the credit facility bear interest at either the adjusted LIBOR rate plus 1.50% or at Wells Fargo’s prime rate less 0.25%. The credit facility contains financial covenants that only apply during an event of default or when the borrowing base is drawn below a specified level. These financial covenants require the Company to maintain a minimum EBITDA (as defined) on a rolling 12-month basis of $25 million and to maintain capital expenditures below a specified level based on the Company’s projections. The credit facility contains limitations on incurring additional indebtedness, making additional investments and permitting a change of control. As of October 31, 2005, letter of credit commitments outstanding under the credit facility were $3.0 million and the Company had $17.5 million outstanding on its revolving credit facility. The Company believes that it is in compliance with all of its debt covenants as of October 31, 2005.

NOTE F - Stockholders’ Equity

In October 2004, the Board of Directors authorized a stock repurchase program to acquire up to one million shares of outstanding common stock in the open market. Through October 31, 2005, the Company repurchased 810,000 shares under this authorization at a total cost of $12.4 million. All of the shares repurchased through October 31, 2005 were under the approved authorization by the Board of Directors.

NOTE G - Segment Information

The Company classifies its business interests into three reportable segments: retail stores, catalog and direct marketing and Internet. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note A of the 2004 Annual Report on Form 10-K. The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income tax expense or benefit. The Company’s reportable segments are strategic business units that offer essentially the same products and utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. The Company does not have intersegment sales, but the segments are managed separately because each segment has different channels for selling the product.

Financial information for the Company’s business segments is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands)	2005	2004	2005	2004
Revenues:
Stores	$70,992	$80,145	$237,058	$247,488
Catalog and Direct Marketing	17,799	24,047	63,356	85,238
Internet	17,453	21,027	58,977	67,704
Other	16,871	28,404	45,902	58,561

Total Revenues	$123,115	$153,623	$405,293	$458,991

Operating Contributions:
Stores	$(3,494)	$2,082	$(1,746)	$22,526
Catalog and Direct Marketing	(3,586)	(1,000)	(9,476)	1,026
Internet	(699)	571	3,675	5,956
Unallocated	(10,949)	(7,953)	(30,104)	(32,402)

Loss before income tax benefit	$(18,728)	$(6,300)	$(37,651)	$(2,894)

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

Our total revenues decreased 19.9% to $123.1 million in the quarter ended October 31, 2005 from $153.6 million in the quarter ended October 31, 2004. For the nine-month period ended October 31, 2005, our total revenues decreased 11.7% to $405.3 million from $459.0 million in the same period last year. Substantially all of the decrease in total revenues for the three months ended October 31, 2005, as compared to the comparable prior year period, was due to a decrease in the sale of our air purification and our massage chair line of products. The decrease for the nine-months ended October 31, 2005, as compared to the comparable prior year period was due primarily to a decrease in the sale of our air purification line of products. The decrease in the sale of our air purification products resulted from increased competition, decreased advertising and negative media coverage. We also experienced a decrease in comparable store sales of 18.3% and 15.0% in these periods and spent less on advertising, which generally affects traffic in all selling channels. These decreases were partially offset by the opening of 16 net new stores since the third quarter of fiscal 2004 and increases in sales in the electronics, gift and toy categories.

Our store operations generated the highest proportion of our sales, representing 57.7% and 52.2% of total revenues for the three-month periods ended October 31, 2005 and October 31, 2004, respectively, and 58.5% and 53.9% for the nine-month periods ended October 31, 2005 and October 31, 2004, respectively. As of October 31, 2005, we operated 186 The Sharper Image stores in 37 states and the District of Columbia. As part of our growth strategy, we plan to open 18-19 new stores for this fiscal year. As of October 31, 2005, we have opened 14 new stores and we believe we are on track to reach our targeted goal. Our catalog and direct marketing operations, including revenue generated directly from catalogs, print advertising, single product mailers and television infomercials, generated 14.4% and 15.6% of our total revenues for the quarters ended October 31, 2005 and 2004, respectively, and 15.6% and 18.6% for the nine-month periods ended October 31, 2005 and 2004, respectively. Our Internet operations generated 14.2% and 13.7% of total revenues in the quarters ended October 31, 2005 and 2004, respectively, and 14.6% and 14.7% for the nine-month periods ended October 31, 2005 and 2004, respectively. Our wholesale operations generated 11.1% and 16.1% of total revenues in the quarters ended October 31, 2005 and 2004, respectively, and 8.7% and 10.4% for the nine-month periods ended October 31, 2005 and 2004, respectively.

One of our goals is to maintain a substantial percentage of total revenues attributable to Sharper Image Design and Sharper Image branded products, which typically generate higher margins than our third party branded products. The percentage of our total revenues attributable to Sharper Image Design and Sharper Image branded products was approximately 68% for the nine-month period ended October 31, 2005, decreasing from approximately 77% for the nine-month period ended October 31, 2004 due primarily to the decrease in the sale of our air purification line of products.

Our business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the holiday season. A substantial portion of our total revenues, and all or most of our net earnings, occur in our fourth quarter ending January 31. In addition, similar to many retailers, we make merchandising and inventory decisions for the holiday season well in advance of the holiday selling season. Accordingly, unfavorable economic conditions or deviations from projected demand for products during the fourth quarter could have a material adverse effect on our financial position or results of operations for the entire fiscal year. The fourth quarter accounted for approximately 40% of total revenues in both fiscal 2004 and 2003. In addition, the fourth quarter accounted for substantially all of our net earnings in 2004 and 2003. We expect the fourth quarter of 2005 to account for a similar percent of revenues, but do expect a net loss for the 2005 fiscal year.

Hurricane Katrina made landfall in the Gulf Coast Region in August 2005. We had three Gulf Coast stores located in New Orleans and Metairie, Louisiana and in Spanish Fort, Alabama, all of which were closed for varying periods of time as a result of Hurricane Katrina. As of October 31, 2005, our store locations at Metairie, Louisiana and Spanish Fort, Alabama had been reopened but our store in New Orleans, Louisiana remained closed. As a result of Hurricane Katrina, we have lost sales and suffered property damage and inventory loss from these stores and may have lost direct marketing and Internet sales from the affected regions. The hurricane has also resulted in increasing fuel costs. If fuel costs increase in the U.S., we may face higher manufacturing, shipping and transportation costs which will negatively affect our business and operating results. Also, any fuel cost increase in the U.S. may impair consumer confidence and limit consumer discretionary spending, which could negatively affect our sales, revenues and profits.

The following Management Discussion and Analysis gives effect to the reclassification discussed in Note A and the restatement discussed in Note B of the Notes to Condensed Financial Statements.

RESULTS OF OPERATIONS

The following table sets forth the results of operations expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
Percentage of Total Revenues	2005	2004	2005	2004
Revenues:
Net store sales	57.7%	52.2%	58.5%	53.9%
Net catalog and direct marketing sales	14.4	15.6	15.6	18.6
Net Internet sales	14.2	13.7	14.6	14.7
Net wholesale sales	11.1	16.1	8.7	10.4
Delivery and other	2.6	2.4	2.6	2.4

Total Revenues	100.0%	100.0%	100.0%	100.0%
Costs and Expenses:
Cost of products	50.5	46.2	49.3	43.6
Buying and occupancy	16.1	11.1	14.4	10.9
Advertising	18.9	21.5	19.3	21.5
General, selling and administrative	29.6	25.2	26.2	24.6
Other Expense	(0.1)	(0.1)	(0.1)	0.0

Loss Before Income Taxes	(15.2)	(4.1)	(9.3)	(0.6)
Income Tax Benefit	(6.7)	(1.7)	(3.9)	(0.2)

Net Loss	(8.5)%	(2.4)%	(5.4)%	(0.4)%

The following table sets forth the components of total revenues for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
Revenues (In thousands)	2005	2004	2005	2004
Net store sales	$70,992	$80,145	$237,058	$247,488
Net catalog and direct marketing sales	17,798	24,047	63,356	85,238
Net Internet sales	17,453	21,027	58,977	67,704
Net wholesale sales	13,655	24,758	35,329	47,636

Total Net Sales	119,898	149,977	394,720	448,066
Delivery and other	3,217	3,646	10,573	10,925

Total Revenues	$123,115	$153,623	$405,293	$458,991

Revenues

Net sales for the third quarter decreased $30.1 million, or 20.1%, from the comparable three-month period of the prior year. The decrease for the three-month period ended October 31, 2005 was attributable to decreases of $9.2 million from store sales, $11.1 million in wholesale sales, $3.6 million from Internet sales, and $6.2 million in catalog and direct marketing sales. Net sales for the nine-month period ended October 31, 2005 decreased $53.3 million, or 11.9%, from the comparable period last year. Of the $53.3 million decrease, $10.4 million related to store sales, $12.3 million from wholesale sales, $8.7 million from Internet sales and $21.9 million from catalog and direct marketing sales. Returns and allowances for the three-month and nine-month periods ended October 31, 2005, were 9.7% and 10.6% of sales, as compared with 10.5% and 10.2% of sales for the comparable prior year periods.

Substantially all of the decrease in total revenues for the three month period ended October 31, 2005, as compared to the comparable prior year period, was due to a decrease in the sale of our air purification and our massage chair line of products. The decrease for the nine-months ended October 31, 2005, as compared to the comparable prior year period, was due primarily to a decrease in the sale of our air purification line of products. The decrease in the sale of our air purification products resulted from increased competition, decreased advertising and negative media coverage. We also experienced a decrease in comparable store sales of 18.3% and 15.0% in these periods and spent less on advertising, which generally affects traffic in all selling channels. These decreases were partially offset by the opening of 16 net new stores since the third quarter of fiscal 2004 and increases in sales in the electronics, gift and toy categories. Sharper Image Design proprietary products and private label products decreased to approximately 67% of net sales in the third quarter of fiscal 2005 from approximately 77% in the third quarter of fiscal 2004 and decreased to approximately 68% of net sales in the nine-month period ended October 31, 2005 from approximately 77% of net sales in the nine-month period ended October 31, 2004 due primarily to the decrease in the sale of our air purification line of products. We believe that the continued development and introduction of new and popular products is a key strategic objective and important to our future success.

For the three-month period ended October 31, 2005, net store sales decreased $9.2 million, or 11.4%, while comparable store sales decreased by 18.3%. The decrease in net store sales for the third fiscal quarter of 2005 reflects a 13.3% decrease in average revenue per transaction, partially offset by a 2.3% increase in transactions. For the nine-month period ended October 31, 2005, net store sales decreased $10.4 million, or 4.2% with a decrease in comparable store sales of 15.0%. The decrease for the nine-month period reflects a 7.7% decrease in average revenue per transaction, partially offset by a 7.0% increase in the number of transactions and the opening of 16 net stores opened since the third quarter of 2004.

Comparable store sales are not a measure that has been defined under generally accepted accounting principles. We define comparable store sales as sales from stores where selling square feet did not change by more than 15% in the previous 12 months and which have been open for at least 12 months. Stores are generally included in our annual comparable store sales calculation once they have 24 months of comparable sales. We believe that comparable store sales, which exclude the effect of a change in the number of stores open, provides a more useful measure of the performance of our store sales channel than does the absolute change in aggregate net store sales.

For the three and nine-month periods ended October 31, 2005, as compared with the comparable prior year period, net catalog and direct marketing sales, which includes sales generated from catalog mailings, single product mailers, print advertising and television infomercials, decreased $6.2 million, or 26.0%, and $21.9 million, or 25.7%, respectively. The decrease of net catalog and direct marketing sales for the three-month period ended October 31, 2005 was due primarily to a 32.6% decrease in television infomercial advertising spending, a 54.6% decrease in print advertising, a 43.7% decrease in single product mailers circulated, primarily relating to our air purification line of products, and a 25.2% decrease in The Sharper Image catalog pages circulated, which includes a 1.0% increase in The Sharper Image catalogs circulated. For the three-month period ended October 31, 2005, the decrease in catalog and direct marketing sales also reflects a 15.0% decrease in average revenue per transaction, and an 8.6% decrease in the number of transactions compared with the same prior year period.

The decrease in net catalog and direct marketing activities for the nine-month period ended October 31, 2005 of $21.9 million, or 25.7%, as compared to the same period last year, was due primarily to a 16.9% decrease in television infomercial advertising, a 37.9% decrease in single product mailers circulated, a 34.1% decrease in print advertising, a 51.3% decrease in radio advertising and a 1.9% increase in the number of The Sharper Image catalogs circulated, which includes a 20.6% decrease in catalog pages circulated. The decrease in net catalog and direct marketing sales reflects decreases of 15.6% in the number of transactions and 5.3% in average revenue per transaction compared with the same prior year period.

For the three and nine-month periods ended October 31, 2005, Internet sales from our sharperimage.com Website, which includes the Sharper Image and eBay auction sites, decreased $3.6 million, or 17.0%, and $8.7 million, or 12.9%, respectively, from the same periods last year. The Internet sales decrease for the three months ended October 31, 2005 was attributable to a 17.6% decrease in transactions, partially offset by a 0.1% increase in average revenue per transaction as compared to the same period last year. The Internet sales decrease for the nine months ended October 31, 2005 was attributable primarily to a 13.4% decrease in transactions, partially offset by a 0.5% increase in average revenue per transaction as compared to the same period of the prior year. These decreases in sales and transactions were in large part driven by 10.9% and 10.0% decreases for the three-month and nine-month periods ended October 31, 2005 in Internet advertising, primarily through decreased search engine placement and affiliate revenue share programs.

For the three and nine-month periods ended October 31, 2005, wholesale sales decreased $11.1 million, or 44.8%, and $12.3 million, or 25.8%, respectively, from the same periods of the prior year. The decrease is primarily attributable to a decrease in Sharper Image Design product sales to our existing wholesale customer base and to test programs with new wholesale customers undertaken in the prior year period. We believe that the wholesale business strengthens our brand name and broadens our customer base. We also believe that although the additional wholesale business should add to overall company sales and profitability, this additional wholesale business may put pressure on sales made through our own Sharper Image selling channels.

Cost of Products

Cost of products for the three and nine month period ended October 31, 2005 decreased $8.8 million, or 12.4%, and $0.4 million, or 0.2%, respectively, from the comparable prior year periods. The gross margin rate for the three and nine-month periods ended October 31, 2005 were 49.5% and 50.7%, respectively, as compared to 53.8% and 56.4% for the same prior year periods. These decreases resulted primarily from a decrease in sales of Sharper Image Design proprietary and Sharper Image branded products, which generally have higher gross margin rates and an increase in sales of electronics, which generally have lower gross margin rates. Also contributing to the decrease in the gross margin rate for the nine month period was the Summer Clearance Sale that we held during the second quarter of fiscal 2005, which did not occur in fiscal 2004.

Our gross margin rate fluctuates with the changes in our merchandise mix, primarily with respect to our Sharper Image Design and Sharper Image branded products, which changes as we make new items available in various categories or introduce new proprietary products. The variation in merchandise mix from category to category and from year to year is characteristic of our sales results being driven by individual products rather than by general lines of merchandise. Additionally, auction sites and other selected promotional activities, such as the Summer Clearance Sale and free shipping offers, will, in part, tend to reduce our gross margin rate. Our gross margins may not be comparable to those of other retailers, since some retailers include the costs related to their distribution network in cost of products while we, and other retailers, exclude them from gross margin and include them instead in general, selling and administrative expenses. We cannot accurately predict future gross margin rates, although our goal is to continue to increase sales of Sharper Image Design and Sharper Image branded products to capitalize on the higher margins realized on these products.

Buying and Occupancy

Buying and occupancy costs for the three-month and nine-month periods ended October 31, 2005 increased $2.8 million, or 16.5%, and $8.2 million, or 16.4%, from the comparable prior year periods. The increases reflect the occupancy costs associated with 16 net new stores opened since October 31, 2004 and rent increases associated with lease renewals since October 31, 2004, partially offset by lower percentage rents. Buying and occupancy costs as a percentage of total revenues increased to 16.1% from 11.1% for the three-month period ended October 31, 2005, and increased to 14.4% from 10.9% for the nine-month period ended October 31, 2005, from comparable prior year periods. The increase in the occupancy costs as a percentage of revenues for the quarter and year to date periods were primarily due to lower-than-expected sales in all channels. We plan to open 18-19 new stores during fiscal 2005 and as of October 31, 2005 have opened 14 new stores.

Advertising

Advertising for the three-month period ended October 31, 2005 decreased $9.8 million, or 29.5%, compared to the same prior year period. The decrease was attributable primarily to a 32.6% decrease in television infomercial advertising expense, a 54.6% decrease in print media advertising, a 46.8% decrease in solo mailer advertising expense, a 10.9% decrease in Internet advertising which includes search engine key word placement and revenue share costs incurred for affiliate programs, and a 3.4% decrease in catalog advertising, resulting from a 25.2% decrease in page count, partially offset by a 1.0% increase in the number of catalogs circulated.

Advertising for the nine-month period ended October 31, 2005 decreased $20.5 million, or 20.7%, compared to the same prior year period. The decrease was primarily attributable to a 16.9% decrease in television infomercial advertising expense, a 38.9% decrease in solo mailer expense, a 34.1% decrease in print media advertising, a 9.2% decrease in catalog advertising due to a 20.6% decrease in page count, partially offset by a 1.9% increase in circulation, a 51.3% decrease in radio advertising expense and a 10.0% decrease in Internet advertising.

Advertising expenses as a percentage of total revenues decreased to 18.9% for the three-month period ended October 31, 2005 compared to 21.5% for the comparable prior year period, and decreased to 19.3% for the nine-month period ended October 31, 2005 compared to 21.5% in the prior year. Our advertising strategy will continue to be an important factor in our future revenue growth. However, we will continue to review the return on investment of our advertising campaigns to ensure that advertising costs are reasonable and effective. We expect to continue to spend on advertising and marketing at significant levels in fiscal 2005, but at lower levels than fiscal 2004, and may consider further reductions in fiscal 2006.

General, Selling and Administrative Expenses

General, selling and administrative (“GS&A”) expenses for the three-month and nine-month periods ended October 31, 2005 decreased $2.3 million, or 6.0%, and $6.6 million, or 5.8%, from the comparable prior year periods. Contributing to the decrease for the three-month period were decreases of $1.5 million due to variable expenses from decreased net sales, partially offset by an increase of $0.6 million related to professional fees and an increase of $0.2 million in depreciation expense. Contributing to the decrease for the nine-month period were decreases of $6.2 million due primarily to variable expenses from decreased net sales, and a decrease of $0.4 million related to professional fees partially offset by an increase of $1.7 million in depreciation expense. GS&A expenses for the three-month period ended October 31, 2005 increased as a percentage of total revenues to 29.6% from 25.2% for the comparable prior year period. For the nine-month period ended October 31, 2005, GS&A expenses increased as a percentage of total revenues to 26.2% from 24.6% in the prior year.

We plan to relocate our headquarters to a nearby space in San Francisco in January 2006. We do not expect our GS&A costs to differ materially as a result of the relocation and we do not expect to incur material costs in connection with the relocation. We cannot assure you, however, that we will not incur unforeseen costs in connection with the move. For example, we could experience costs related to the transition of our computer systems and other equipment.

Other Income and Expense

The increase in interest income for the nine-month period ended October 31, 2005 is primarily due to higher interest rates earned on our cash and investment balances. The increase in interest expense is due to increased interest expense recognized from our deferred compensation plan. The increase in other expense relates to an increase in losses related to the disposal of assets.

Liquidity and Capital Resources

We met our short-term liquidity needs and our capital requirements in the nine-month period ended October 31, 2005 with cash generated by operations, trade credit, existing cash balances and our credit facility. We entered into an amendment to our credit facility on November 1, 2005. The amendment increases our flexibility under the agreement by allowing us to include an additional $10 million of excess borrowing base before triggering compliance with specified covenants, including financial and reporting covenants. The amendment also reduced the minimum EBITDA (earnings before income tax, depreciation and amortization) we must maintain from $35 million to $25 million when the covenants apply.

Net cash used for operating activities totaled $71.5 million for the first nine months of fiscal 2005, an increase of $48.4 million from the same period of fiscal 2004, which was primarily due to an increase in net loss, an increase in inventories, prepaid expenses and deferred taxes and decreases in accrued expenses.

Net cash provided by investing activities totaled $39.2 million for the first nine months of fiscal 2005, which was primarily due to net redemptions of short-term investments of $66.9 million. We also used $27.7 million for capital expenditures relating to new and remodeled stores, technological enhancements and tooling costs for Sharper Image Design products.

Net cash provided by financing activities totaled $7.0 million for the first nine months of fiscal 2005, which primarily resulted from borrowings from our revolving loan of $17.5 million, partially offset by the repurchase of our Common Stock of $10.6 million.

For fiscal 2005, we plan to open approximately 18-19 new stores and remodel eight to 12 of our existing store locations. As of October 31, 2005, we had opened 14 new stores and remodeled 8 existing stores. We plan to continue our capital investment in tooling costs for proprietary products and continue the enhancement of our technological systems at a more moderate pace than the two previous years. We believe that our total capital expenditures for fiscal 2005 will be approximately $35 million to $38 million. We expect to reduce the rate at which we open new stores in fiscal 2006.

We believe we will be able to fund our capital expenditures for new and remodeled stores, technological enhancements and tooling costs for Sharper Image Design products through existing cash balances, cash generated from operations, trade payables, and our credit facility.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which replaces SFAS No. 123, supersedes Accounting Principles Board (APB) No. 25 and related interpretations and amends SFAS No. 95, “Statement of Cash Flows.” The provisions of SFAS No. 123R are similar to those of SFAS No. 123; however, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statement as compensation cost based on their fair value on the date of the grant. The fair value of the share-based awards will be determined using an option-pricing model on the grant date. SFAS No. 123R is effective at the beginning of the first fiscal year beginning after June 15, 2005. The Company will adopt SFAS No. 123R no later than the first quarter of fiscal 2006. The Company is currently evaluating the impact and expects that adopting SFAS 123R will cause a significant increase in compensation expense.

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

In October 2005, the FASB issued FSP FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period”, which addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. This FSP requires that rental costs associated with ground or building operating leases incurred during a construction period be recognized as rental expense and included in income from continuing operations. The guidance in this FSP shall be applied to the first reporting period beginning after December 15, 2005, with early adoption permitted. The Company is currently in the process of evaluating the impact of adopting FSP FAS 13-1 and will adopt the provisions of this FSP on a prospective basis beginning February 1, 2006.

Seasonality

Our business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the holiday shopping season. In past years, a substantial portion of our total revenues and all or most of our net earnings occurred in the fourth quarter ending January 31. The results of operations for these interim periods are not necessarily indicative of the results for the full fiscal year. We expect to report a net loss for fiscal 2005.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

In order to meet our strategic goals, we must successfully offer our customers new, innovative and high-quality products on a continuous basis. Our product offerings must be affordable, useful to the customer, well-made, distinctive in design and not widely available from other retailers. We cannot predict with certainty that we will successfully offer products that meet these requirements in the future. Some products or a group of related products usually produce sales volumes that are significant to our total sales volume in a particular period.

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

During fiscal 2004, and through the third quarter of fiscal 2005, the sales of our air purification line of products constituted a significant portion of our total revenues and net income. The decreases in revenues for the three and nine-month periods ended October 31, 2005 as compared to the same prior year periods were due primarily to a decrease in the sale of our air purification line of products. Although not as significant, the sales from our home and portable stereo system and massage product lines constituted a substantial portion of our total revenues and net income for both fiscal 2005 and 2004.

Our future success will be substantially dependent on the continued sales of existing core and new products, while at the same time maintaining our current gross margin rates. We cannot predict whether we will be able to increase the growth of existing core and new products or successfully introduce new products, increase our revenue level or maintain our gross margin rate in future periods. Failure to do so may adversely affect our stock price.

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

We had a single supplier for a number of our products, located in Asia, that provided approximately 28% of the net merchandise purchases in fiscal 2004. While this supplier is expected to continue to provide a significant percentage of our net merchandise purchases in fiscal 2005, we believe that it will be a lower percentage as compared to the prior fiscal year. If we were unable to obtain products from this supplier on a timely basis or on commercially reasonable terms, our operating results may be adversely affected.

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

We believe our registered house marks “The Sharper Image”, “sharperimage.com”, “Sharper Image Design” and “Sharper Image” as well as the trademark fame that we have established are of significant value. We actively pursue and protect, domestically and internationally, not only all of our corporate trademarks, but other intellectual property rights including patents, copyrights and trade secrets to ensure that the quality of our brand and the value of our proprietary rights are maintained. We protect our proprietary marketing strategies, illustrative catalogs and product packaging through numerous copyright registrations. We also seek patents to establish and protect our proprietary rights relating to the technologies and products we have developed, are in the process of developing, or that we may develop in the future. For instance, we currently own 67 U.S. utility patents and 110 U.S. design patents.

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

Our business is seasonal, reflecting the general pattern of peak sales and earnings for the retail industry during the holiday shopping season. Typically, a substantial portion of our total revenues and all or most of our net earnings occur during our fourth quarter ending on January 31. The fourth quarter accounted for approximately 40% of total revenues in both fiscal 2004 and 2003. In addition, the fourth quarter accounted for substantially all of our net earnings in fiscal 2004 and 2003. We expect the fourth quarter of 2005 to account for a similar percent of revenues, but expect a net loss for the 2005 fiscal year. In anticipation of increased sales activity during the fourth quarter, we incur significant additional expenses, including significantly higher inventory costs and the costs of hiring a substantial number of temporary employees to supplement our regular store staff. If for any reason our sales were to be substantially below those normally expected during the fourth quarter, our annual operating results would be adversely affected. Due to this seasonality, our operating results for any one period may not be indicative of our operating results for the full fiscal year.

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

In addition, like other retailers, we typically make merchandising and purchasing decisions well in advance of the holiday shopping season. As a result, poor economic conditions or differences from projected customer demand for our products during the fourth quarter could result in lower revenues and net operating results.

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

Our comparable store sales have fluctuated significantly in the past and we believe that such fluctuations may continue. Through the first three quarters of fiscal 2005, we experienced decreasing comparable store sales and expect this to continue for the remainder of fiscal year 2005. Our historic comparable net store sales changes from the prior fiscal year were as follows:

Fiscal year	Percentage increase (decrease)
2000	29.0
2001	(16.0)
2002	13.6
2003	15.3
2004	(1.1)
2005 (first nine months)	(15.0)

Comparable store sales are not a measure that has been defined under generally accepted accounting principles. We define comparable store sales as sales from stores where selling square feet did not change by more than 15% in the previous 12 months and which have been open for at least 12 months. Stores are generally included in our annual comparable store sales calculation once they have 24 months of comparable sales. We cannot assure you that our comparable store sales results will increase in the future. Any reduction in or failure to increase our comparable store sales results could impact our future operating performance and cause the price of our common stock to decrease.

We are dependent on the success of our advertising and direct marketing efforts and our profitability will be adversely affected by increased costs associated with these efforts.

Our revenues depend in part on our ability to effectively market and advertise our products through The Sharper Image catalog and direct marketing operations. Increases in advertising, paper or postage costs may limit our ability to advertise without reducing our profitability. We are also utilizing and constantly testing other advertising media, such as television infomercials, radio, single product mailings and other print media. If we decrease our advertising efforts due to increased advertising costs, restrictions placed by regulatory agencies or for any other reason, our future operating results may be materially and adversely affected. Our advertising expenditures decreased by approximately $9.8 million and $20.5 million, or 29.5% and 20.7% for the three and nine months ended October 31, 2005 from the same prior fiscal year periods. If our advertising is ineffective and our increased advertising expenditures do not result in increased sales volumes, our sales and profits will be adversely affected. We depend on the continued availability of television infomercial time at reasonable prices. We expect to continue to spend on advertising and marketing at significant levels in fiscal 2005, but at slightly lower levels than fiscal 2004. We may not be able to continue to produce a sufficient level of sales to cover such expenditures, which would reduce our profitability.

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

We plan to open approximately 18-19 new stores in fiscal 2005 and have opened 14 as of October 31, 2005. We may not be able to attain our target new store openings, and any of our new stores that we open may not be profitable, either of which could have an adverse impact on our financial results. Our ability to expand by opening new stores will depend in part on the following factors:

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

Catalog production and mailings entail substantial paper, postage, merchandise acquisition and human resource costs, including costs associated with catalog development and increased inventories. We incur nearly all of these costs prior to the mailing of each catalog. As a result, we are not able to adjust the costs incurred in connection with a particular mailing to reflect the actual performance of the catalog. Increases in costs of mailing, paper or printing would increase costs and would adversely impact our earnings if we were unable to pass such increases directly on to our customers or offset such increases by raising prices or by implementing more efficient printing, mailing, delivery and order fulfillment systems. If we were to experience a significant shortfall in anticipated revenue from a particular mailing, and thereby not recover the costs associated with that mailing, our future results would be adversely affected. In addition, response rates to our mailings and, as a result, revenues generated by each mailing are affected by factors such as consumer preferences, economic conditions, the timing and mix of catalog mailings, the timely delivery by the postal system of our catalog mailings and changes in our merchandise mix, several or all of which may be outside our control. Further, we have historically experienced fluctuations in the response rates to our catalog mailings. If we are unable to accurately target the appropriate segment of the consumer catalog market or to achieve adequate response rates, we could experience lower sales, significant markdowns or write-offs of inventory and lower margins, which would adversely affect our future results.

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

As of October 31, 2005, Richard Thalheimer, our Founder, Chairman and Chief Executive Officer, beneficially owned approximately 21% of our common stock. As a result, Mr. Thalheimer will continue to exert substantial influence over the election of directors and over our corporate actions.

Our common stock price is volatile.

Our common stock is quoted on the NASDAQ National Market, which has experienced and is likely to experience in the future significant price and volume fluctuations, which could reduce the market price of our common stock without regard to our operating performance. From November 1, 2004 to October 31, 2005, the price per share of our common stock has ranged from a high of $23.14 to a low of $9.86. We believe that among other factors, any of the following factors could cause the price of our common stock to fluctuate substantially:

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

We are and have been in the past involved in various litigation matters, including those arising in the ordinary course of business. While we do not believe that any of these litigation matters alone or in the aggregate will have a material adverse effect our financial position, an adverse outcome in one or more of these matters could be material to our results of operations for any one period. Further, litigation can consume substantial management resources and no assurance can be given that any adverse outcome would not be material to our financial position.

Our business could be negatively impacted by natural disasters and its effects.

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

Hurricane Katrina made landfall in the Gulf Coast Region in August 2005. We had three Gulf Coast stores located in New Orleans and Metairie, Louisiana and in Spanish Fort, Alabama, all of which were closed for varying periods of time as a result of Hurricane Katrina. As of October 31, 2005, our store locations at Metairie, Louisiana and Spanish Fort, Alabama had been reopened but our store in New Orleans, Louisiana remained closed. As a result of the Hurricane Katrina, we have lost sales and suffered property damage and inventory loss from these stores and may have lost direct marketing and Internet sales from the affected regions. The hurricane has also resulted in increasing fuel costs. If fuel costs increase in the U.S., we may face higher manufacturing, shipping and transportation costs which will negatively affect our business and operating results. Also, any fuel cost increase in the U.S. may impair consumer confidence and limit consumer discretionary spending, which could negatively affect our sales, revenues and profits.

PART I - FINANCIAL INFORMATION

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risks, which include changes in interest rates and, to a lesser extent, foreign exchange rates. The Company does not engage in financial transactions for trading or speculative purposes.

The interest payable on the Company’s credit facility is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on existing variable debt rose 0.65% (10% from the bank’s reference rate) during the three and nine-month periods ended October 31, 2005, the Company’s results from operations and cash flows would not have been materially affected. In addition, the Company has fixed and variable income investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio.

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

ITEM 4. Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)), as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that, as of October 31, 2005, the Company’s disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by the Company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

As of the end of the period covered by this report, the Company has taken substantial steps towards improving the financial control related to the material weakness described above. As a detective control, the Company has performed substantial analysis and reconciliations on the liability accounts for the first three quarters of fiscal 2005 and no exceptions were discovered. In addition, as a potential preventative control, the Company has implemented and will continue to improve on its new software system to assist in tracking activity in the affected accounts which allows for exception reporting and timely resolution of unmatched transactions.

The Company believes that the controls, as modified, are appropriate and are designed and operating effectively for the achievement of financial reporting objectives. As a result of the steps that have been taken, the Company believes that it has remediated the material weakness reported in the Company’s Form 10-K for the year ended January 31, 2005.

Except as described above, there have been no changes in internal controls over financial reporting during the period ended October 31, 2005.

PART II - OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made the following repurchases of our common stock during the quarter ended October 31, 2005:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased
August 1, 2005 to August 31, 2005	77,500	$13.84	77,500	212,500
September 1, 2005 to September 30, 2005	22,500	$12.92	22,500	190,000

In October 2004, the Board of Directors authorized a stock repurchase program to acquire up to one million shares of outstanding common stock in the open market. Through October 31, 2005, we repurchased 810,000 shares under this authorization at a total cost of $12.4 million. All of the shares repurchased during the quarter ended October 31, 2005 were under the approved authorization by the Board of Directors.

ITEM 6. Exhibits

Exhibits

10.1	Offer letter dated as of August 18, 2005 between the Company and Jeffrey P. Forgan (Incorporated by reference to Exhibit 10.1 to Form 8-K filed August 23, 2005)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHARPER IMAGE CORPORATION

Date: December 9, 2005	by:	/s/ Tracy Y. Wan
Tracy Y. Wan
President
Chief Operating Officer

	by:	/s/ Jeffrey P. Forgan
Jeffrey P. Forgan
Executive Vice President
Chief Financial Officer