Form 10-K
period 2006-01-31
SHARPER IMAGE CORP
filed 2006-05-01
CIK 811696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-15827

SHARPER IMAGE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-2493558
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 The Embarcadero, 6th Floor, San Francisco, California	94105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (415) 445-6000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01	NASDAQ
(Title of Class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant based on the reported last sale price for the common stock on the NASDAQ National Market on July 31, 2005, was $176,980,568

As of April 28, 2006, 14,953,720 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated herein by reference of Sharper Image Corporation (referred to as the “Company,” “The Sharper Image,” “Sharper Image,” “it,” “we,” “our,” “ours” and “us”) contain forward-looking statements within the meaning of federal securities laws that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by the Company’s management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or variations of such words and similar expressions, are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under “Risk Factors” as well as those noted in the documents incorporated herein by reference. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the statements set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

SHARPER IMAGE CORPORATION

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED JANUARY 31, 2006

ITEM 1. BUSINESS

THE SHARPER IMAGE

Sharper Image Corporation (referred to as the “Company,” “The Sharper Image,” “Sharper Image” and “it”) is a leading specialty retailer of innovative, high quality products that are useful and entertaining and are designed to make life easier and more enjoyable. The Company offers a unique assortment of products in electronics, recreation and fitness, personal care, houseware, travel, toy, gifts and other categories. The Sharper Image merchandising philosophy focuses principally on new and creative proprietary Sharper Image Design products and exclusive Sharper Image branded products and, to a lesser extent, on third party branded products. The Company designs and develops its Sharper Image Design products, while Sharper Image branded products are generally designed by the Company with third parties. The Company believes that its unique merchandising and creative marketing strategies have made The Sharper Image one of the most widely recognized retail brand names in the United States.

The Sharper Image was founded in 1977 by Richard J. Thalheimer, who currently serves as Chairman and Chief Executive Officer. The Company mailed its first catalog in 1979, began the expansion into store operations in 1981 and commenced online operations in 1994. The Sharper Image markets and sells merchandise primarily through three integrated sales channels: The Sharper Image stores, The Sharper Image catalog, which includes revenue from all direct marketing activities and television infomercials, and the Internet. The Company believes that this multichannel approach provides significant marketing, advertising, sales and operational synergies and provides its customers with enhanced shopping flexibility and superior customer service. Financial information related to each of these sales channels is disclosed in Note J to the financial statements. In addition to the Company’s primary business, the Company leverages its name and reputation through its Corporate Incentives and Rewards program and wholesale sales of Sharper Image brand products.

THE SHARPER IMAGE STORES

The Company has two store formats: The Sharper Image store and outlet stores. As of January 31, 2006, The Sharper Image operated 186 The Sharper Image stores and four outlet stores for a total of 190 stores in 37 states and the District of Columbia. Store sales generated the highest proportion of Company sales, representing 60.9% of total revenues for the year ended January 31, 2006 (“fiscal 2005”) and 57.2% for the year ended January 31, 2005 (“fiscal 2004”). The Sharper Image stores present an interactive and entertaining selling environment that emphasizes the features and functionality of the Company’s innovative, fun and useful products and allows the customer to interact with and experience the product while shopping. The Company’s average store sales per square foot are consistently above industry averages, and during fiscal 2005 and 2004, its stores generated average sales of $505 and $618, respectively, per square foot. For stores opened for more than one year, the average sales per square foot in fiscal 2005 and fiscal 2004 were $522 and $665, respectively. During fiscal 2005, The Sharper Image opened 20 new stores and closed five stores. The Company plans to increase its number of stores by approximately six to eight new stores during fiscal 2006.

Until the fourth quarter of fiscal 2005, each store was generally staffed with approximately 8 to 12 associates, including a manager, an assistant manager, a senior sales associate, sales associates and other support staff. A number of the Company’s high volume stores were staffed with 15 to 20 associates. The Company’s store personnel were compensated primarily through sales commissions through the fourth quarter of 2005. During the fourth quarter of 2005, the Company focused on reducing staff levels in each store to 7 to 10 associates per store. High volume stores were staffed with 12 to 18 associates per store. Certain sales associate commission rates were reduced during the fourth quarter of 2005. Beginning in the first quarter of 2006, sales associate commissions were eliminated and replaced with base salary and sales incentive programs. Store management is compensated with a base salary plus incentive pay for achieving certain sales levels and other operational criteria. The Company’s store managers have an average tenure of over five years. In order to maintain a high customer service level, the Company’s sales associates undergo considerable training on the many new and often technically oriented products. The Company’s stores are operated according to standardized procedures to maintain high levels of customer service, merchandise display and pricing, product demonstration, inventory maintenance, personnel training, administration and security. The Sharper Image stores are designed by the Company’s visual design and creative staff at its headquarters in San Francisco, California.

The Sharper Image stores typically have 2,500 to 4,000 square feet of selling space and approximately 1,200 to 2,000 square feet of storage and administrative space. The typical cost of leasehold improvements before landlord contributions, but including fixtures and equipment, averages $500,000 to $700,000 per store. Initial inventory for a new The Sharper Image store generally costs approximately $200,000. Outlet stores typically consist of between 2,100 to 3,200 square feet of selling space and are used to sell slow-moving, discontinued, reconditioned and regular merchandise.

Over the past several years, The Sharper Image has been updating the look and appeal of its new retail stores and remodeling selected existing stores. The updated format presents an open, fresh and inviting environment designed to appeal to both men and women and to highlight the Company’s Sharper Image Design and Sharper Image branded products and attractive product packaging. The average cost of converting an existing store to the new format ranges from $500,000 to $650,000, subject to leasehold allowances, which is similar to the cost of a new store build out. The Company intends to continue to selectively remodel stores utilizing the new store format, which typically occurs at the time of the store’s lease renewal. The Company has 19 existing stores that it anticipates will be remodeled over the next two or three years to bring all of The Sharper Image stores into the current store format.

THE SHARPER IMAGE CATALOG AND DIRECT MARKETING

The Sharper Image direct marketing operations, including revenues generated directly from the Company’s award-winning, full-color monthly catalog, single product mailers, print ads and infomercials, generated 13.1% of the Company’s total revenues in fiscal 2005 and 17.2% in fiscal 2004. The Sharper Image catalog is a full-color catalog that is mailed to an average of five to six million individuals each month, with an increase to six to eight million individuals during the Father’s Day and graduation months and an increase to seven to 18 million individuals during the fourth quarter holiday season. The Sharper Image catalog has been recognized for creative excellence by leading catalog industry trade groups. The catalog remains the primary advertising vehicle for the Company’s retail stores and Internet business. During fiscal 2005 and 2004, the Company mailed approximately 98 million The Sharper Image catalogs per year to over 21 million and 19 million households, respectively. For fiscal 2006, catalog circulation is currently expected to decrease by approximately 30%. The Company continually evaluates its advertising strategy and catalog circulation may fluctuate from current plans.

The Sharper Image catalog design uses dramatic visuals and problem-solving and benefit-oriented product descriptions. The catalog design features the most important products prominently. The number of items featured each month ranges between 200 and 250 products during the first three quarters of the year, increasing to more than 300 products during the holiday shopping season in the fourth quarter. The Sharper Image catalog is designed and produced by the Company’s small in-house staff of writers and production artists, supplemented by outside freelancers. This enables the Company to maintain quality control and shorten the lead time needed to produce the catalog. During fiscal 2005, The Sharper Image catalog contained between 88 and 96 pages for non-peak months and between 100 and 124 pages for Father’s Day, graduation and the peak holiday shopping season. For fiscal 2006, the number of pages of each catalog mailing in non-peak months is currently expected to be in the range of 52 to 76 pages.

The Sharper Image has developed a proprietary customer database of more than 21 million names, which it utilizes regularly. The Company collects customer names through its catalog and Internet order processing, as well as electronic point-of-sale registers in the retail stores. The names and associated sales information are merged daily into the Company’s master customer file. This daily merge process provides a constant source of current information to help assess the effectiveness of the catalog as a form of retail advertising, to identify new customers that can be added to the Company’s in-house mailing list without using customer lists obtained from other catalogers and to identify the Company’s top purchasers. To further enhance the effectiveness of the

Company’s catalog mailings to individuals in the customer database, the Company’s in-house staff utilizes statistical evaluation and selection techniques to determine which customer segments are likely to contribute the greatest revenue per mailing. The Company has established a data bank of top purchasers who receive preferred services, including invitations for special sales events, special offers and enhanced customer service.

During fiscal 2004 and 2003, the Company expanded its infomercial presence by highlighting several popular Sharper Image Design and private label products on cable and national broadcast stations. During fiscal 2005, as part of its cost cutting program, the Company decreased infomercial spending by 28.9% and currently anticipates decreasing infomercial spending by approximately 25% in fiscal 2006. The Company believes that appropriate infomercial marketing, combined with its Internet and print advertising, broadens the existing customer base and will also increase customer traffic and sales in retail store locations. Although the Company primarily uses infomercials to sell its air purification line of products, it also tests the popularity of additional products through this medium and will continue to do so in fiscal 2006.

During fiscal 2005, the Company decreased the circulation of single product mailers, which highlight Sharper Image Design proprietary and Sharper Image branded products, by 35.2% as compared to a decrease of 7.8% in fiscal 2004. The decrease was due primarily to an effort to control advertising expense, slower sales of the Company’s air purification line of products that are often featured in these mailers and decreased return on investment from these mailings. Although the Company has scaled back the use of single product mailers, it continues to believe that appropriate investment in this type of advertising increases brand awareness and broadens the existing customer base. Single product mailers will continue to be used to test the popularity of products to a broad group of prospective customers. For fiscal 2006, the circulation of single product mailers is currently expected to decrease by approximately 40%.

INTERNET OPERATIONS

The Sharper Image was an early entrant into Internet retailing. The Company has participated in online shopping since 1994 and has maintained its own Website at www.sharperimage.com since 1995. Revenues from the Company’s Internet operations, including auction sales, decreased to $107.2 million in fiscal 2005 from $116.3 million in fiscal 2004. The Company’s Internet operations generated 16.0% and 15.3% of total revenues in fiscal 2005 and 2004, respectively. During fiscal 2005, transactions from the Company’s Internet operations, including auction sales, decreased 8.6% and average revenue per transaction decreased 0.5%. The Company’s Internet operations benefit from The Sharper Image brand name, its technology-oriented customer base, The Sharper Image catalogs and unique product offerings, as well as its multimedia approach to advertising. The Company believes that its Sharper Image Design and Sharper Image branded products are particularly well positioned to be marketed and sold over the Internet and that the Company’s Internet operations have enabled it to expand and diversify the Company’s existing customer base. Shoppers on the Company’s Website have the convenience of exchanging or returning products purchased through the Internet at the Company’s retail store locations. The Company sends out periodic email marketing campaigns to its list of Internet shoppers. These emails include sneak previews of newly released products and special offers that are intended to drive sales in all selling channels. The Company currently also offers international Websites where Internet shoppers are able to get local delivery of Sharper Image Design and Sharper Image branded products, which in some cases have been specifically adapted for use throughout Europe.

The Sharper Image’s goal is to make www.sharperimage.com a Website that provides the Company’s Internet customers with an interactive experience similar to The Sharper Image stores. In fiscal 2005, the Company added PayPal as a payment option for purchases on both the Company’s eBay auctions and at www.sharperimage.com. Other improved functionalities include a new within-site search system enhancing the ease with which customers can find products on our site and a new accessories page that allows shoppers to easily purchase both accessories and related products at checkout. The Company’s home page also includes a new marketing area at the bottom of the page designed to highlight online promotions, larger images and multiple product videos. The Company also updated its order tracking and order inquiry areas online to make it easier for customers to keep track of their Sharper Image orders.

The Company also has an established Internet auction site on eBay. During 2005, the Company migrated its own auction business to eBay. The Company’s products are prominently featured on eBay’s auction site, as well as on the Company’s eBay store. Most products purchased through auction have the same warranty that accompanies full-price products and customers also enjoy a 30-day return privilege. Auctions on eBay provide the Company an opportunity to effectively manage its closeout, reconditioned and overstocked inventory while maintaining gross margin goals.

The Company plans to continue to allocate resources and take additional steps to pursue continued growth of its Internet operations. These steps include technological improvements, dramatic visual presentations, and establishment of strategic Internet marketing arrangements. The Company has established relationships with Google, eBay, MSN Shopping, Linkshare, Amazon, Yahoo! Shopping, AOL and Catalog City.

OTHER OPERATIONS

In addition to the Company’s store, catalog and Internet operations, the Company also has a business-to-business operation, which includes wholesale operations and its Sharper Image Corporate Incentives and Rewards program. It also derives revenues from its customer list-rental program.

The business development department is the primary group responsible for wholesale marketing to other retailers, including fine department and specialty stores in the United States, as well as retailers in other countries. The Company has wholesale marketing arrangements with established retail chains such as Linens ‘n Things; Bed, Bath and Beyond; and Federated Department Stores. This group’s sales decreased by 17.9% to $48.0 million in fiscal 2005, as compared to $58.4 million in fiscal 2004.

Under the Sharper Image Corporate Incentives and Reward program, the Company sells product, reward cards, incentive and merchandise certificates to major corporations and not-for-profit entities, who in turn distribute them under their programs to increase their sales or to motivate and reward their high-achieving employees and best customers. The Sharper Image stores, catalog and Website are the primary means of offering, delivering and redeeming the incentives and gifts. The Company records revenues and expenses for its Sharper Image Reward Program through its retail stores, catalog and direct marketing, and Internet operations.

MERCHANDISING, SOURCING AND DEVELOPMENT

Merchandising

The Sharper Image is known for its varied product mix and a merchandising philosophy focusing on innovative, well-designed, high-quality products that are either developed by The Sharper Image, exclusive to The Sharper Image or in limited distribution. The Company’s merchandising strategy emphasizes products that are innovative and new-to-market. In recent years the Company has focused significant resources on the development and marketing of its Sharper Image Design and Sharper Image branded products. Sharper Image Design and Sharper Image branded products typically generate higher gross margins than other products, minimize direct price comparisons and, the Company believes, strengthen The Sharper Image brand as well as broaden its customer reach. The decrease in the percentage of the Company’s total revenues attributable to Sharper Image Design and Sharper Image branded products to approximately 67% in fiscal 2005 from 74% in fiscal 2004 is due primarily to the decrease in sales of the Company’s air purification line of products starting in the first quarter of fiscal 2005 and a decrease in sales of Sharper Image branded massage chairs starting in the second half of fiscal 2005. The Company intends to aggressively develop and introduce new products in the Sharper Image Design and Sharper Image branded product categories.

The Company offers products, most of which are in the $20 to $500 price range, to appeal to a wide customer base. The Company chooses each product separately and focuses its marketing efforts on each item’s unique attributes, features and benefits. This approach distinguishes the Company from other retailers who are oriented more to category or product classification. In product lines where the Company competes directly with other retailers, the Company generally chooses to sell the best available version of the product with the most advanced features. The Company adjusts its merchandise mix to reflect market trends and customer buying habits. New products are selected or developed and brought into the Company’s merchandise mix based on criteria such as anticipated popularity, gross margin, uniqueness, value, competitive alternatives, exclusivity, quality and vendor performance. As a result of such shifting emphasis among individual items, and depending on the customers’ demand and the level of marketing and advertising programs, the mix of sales by category changes from time to time and the sales volume of individual or related products can be significant to any particular reporting period’s total sales. The effect of changes from year to year in the mix of sales by category can be to increase or decrease the merchandise gross margin rates since margins vary according to category of merchandise.

Sharper Image Design products are produced for the Company on a contract basis, substantially all by manufacturers in Asia, primarily China. The Company provides all product specifications to the contract manufacturers. Development lead-time is generally in the range of 12 to 18 months, although certain product introductions may require a shorter or longer lead-time.

The Sharper Image regularly generates information on merchandise orders and inventory that is reviewed by the Company’s product managers, its senior merchandising staff and top management. The Company averages new offerings of approximately 100 to 200 products during the fourth quarter peak selling season. The Sharper Image carefully considers which products will or will not be offered in future months based upon numerous factors including revenues generated, gross margins, the cost of catalog and store space devoted to each product, product availability and quality.

Product Sourcing

The process of finding new products involves the Company’s product managers who review voluminous product literature, travel extensively throughout the United States and Asia to attend trade shows and exhibitions and meet with distributors and manufacturers. The Company enjoys relationships with many major manufacturers who use The Sharper Image regularly to introduce their newest products in the United States.

The Sharper Image purchases merchandise from numerous foreign and domestic manufacturers and importers. The Company had a single supplier that provided approximately 19% of the Company’s net merchandise purchases in fiscal 2005 and 28% in fiscal 2004. In fiscal 2005 and 2004, substantially all of the products offered by the Company were manufactured in Asia, primarily China.

Product Development

The Company’s Sharper Image Design group has more than 10 years of experience in designing and developing new products. Product ideas are generated internally or by adapting ideas and technologies presented to the Company. Outside inventors and patent holders often approach The Sharper Image to help turn an idea into a successful consumer product. The design and packaging of the Company’s proprietary Sharper Image Design products is created internally; manufacturing is contracted to outsiders—principally with factories in China.

The product development team is an integral part of the merchandising team to ensure coordination of the product assortment. The teams meet regularly to assess product opportunities, review pricing, evaluate consumer feedback, address product quality, evaluate marketplace trends and update current sales. The goal of both the product developers and the merchandising team is to offer consumers a distinctive selection of unique and innovative products that, in many instances, are exclusive to The Sharper Image.

As the product development process has evolved over the past decade, the pace of introduction of new products has accelerated. In fiscal 2005, Sharper Image Design introduced 14 consumer electronics items in our ZipConnect™ program—CD stereos and speaker systems designed to complement the iPod and MP3 music players. Additionally, 11 other successful Sharper Image Design products were launched in fiscal 2005 across diverse product categories. These included the Soap Genie™ automatic soap dispenser; a security camcorder hidden in a clock; an ultrasonic rodent deterrent; a watch winder; plus improved “deluxe” versions of our popular automatic eyeglass cleaner and ultrasonic jewelry cleaner. The total of 25 major new products introduced in the past year was approximately double the output in each of the prior two years.

In addition to Sharper Image Design products, many more products bear the “Sharper Image” brand; these are developed by the merchandising team’s product managers, working with third-party manufacturers. Their goal is to distinguish the Company from competitors by negotiating exclusive distribution or exclusive features for many of these third-party products across our entire range of merchandise—electronics, housewares, personal care, toys, recreation, fitness, travel and gifts. In fiscal 2005, the Company enjoyed particular strength in the areas of robotic and radio-controlled toys, viscoelastic foam products with antibacterial properties and executive golf gifts.

CUSTOMER SERVICE

The Sharper Image is committed to providing its customers with courteous, knowledgeable and prompt service. The Company’s customer service and catalog sales groups at the corporate headquarters in San Francisco and at distribution centers in Little Rock, Arkansas, and Richmond, Virginia, provide personal attention to customers who call toll free or send emails to request a catalog subscription, place an order or inquire about a product. The Company’s customer service group is also responsible for resolving customer problems promptly and to the customer’s satisfaction. The Company also contracts with third party call centers for additional sales and customer service representative coverage. These third party call centers are subject to the same high-level expectations of customer service as the Company’s internal staff.

ORDER FULFILLMENT AND DISTRIBUTION

The Sharper Image owns an approximately 103,000 square foot fulfillment and distribution facility in Little Rock, Arkansas. The Sharper Image currently has leased facilities in Little Rock, Arkansas; Ontario, California; and Richmond, Virginia; totaling approximately 486,000 square feet for catalog, direct response, Internet orders, store fulfillment needs, returns processing and storage. The Company’s merchandise is generally delivered to its catalog and Internet customers and to The Sharper Image stores directly from its distribution facilities. Some products are shipped directly from the vendor to the customer or to the Company’s stores. The shipment of products directly from vendors to the stores and customers reduces the level of inventory required to be carried at the distribution center, freight costs and the lead-time required to receive the products. Each catalog order is received via remote terminal at the distribution facility after the order has been approved for shipment. The Company’s goal is to ship the majority of catalog and Internet orders within 24-48 hours after the order is received.

Maintaining sufficient inventory levels is critical to The Sharper Image’s business. The Company’s stores are equipped with electronic point-of-sale registers that communicate daily with the main computer system at corporate headquarters, transmitting sales, inventory and customer data, as well as receiving data from headquarters. The sales, inventory and customer data enable sales and corporate personnel to monitor sales by item on a daily basis, provide the information utilized by the automatic replenishment system (ARS) and merchandising personnel for inventory allocations, provide management with current inventory and merchandise information, and enable the Company’s in-house mailing list to be updated regularly with customer names and activity. The Company’s main inventory focus in the fourth quarter of fiscal 2005 was to decrease year over year inventory levels given the decline in sales in fiscal 2005 and anticipated declining sales in fiscal 2006.

ADVERTISING

While the catalog remains The Sharper Image’s primary advertising vehicle, the Company also broadens its customer base through multimedia advertising, including infomercials, newspapers, magazines, email marketing programs, Internet advertising and marketing programs, and business-to-business trade publications. During fiscal 2005, the Company decreased its advertising in each of these mediums as it sought to balance new product exposure with declining sales trends, resulting in lower advertising returns. The Company runs primarily direct response advertising which requires a minimum level of sales return to advertising cost to justify or to increase expenditures. “Brand” advertising is minimal. The Company continually reevaluates its advertising strategies and spending levels to improve the effectiveness of its advertising programs. The Company’s current plan for fiscal 2006 is to decrease total advertising by approximately 30% across all advertising mediums, except for Internet advertising, which is planned to be at or higher than fiscal 2005 levels.

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

ASSOCIATES

The Sharper Image places great importance on recruiting, training and providing the proper incentives for quality personnel. The Sharper Image seeks to hire and retain qualified sales and customer service representatives in its store, catalog and Internet operations and to thoroughly train them. Each new store manager undergoes an intense program during which the manager is trained in many aspects of the Company’s business. Sales personnel are trained during the first two weeks of employment, or during the weeks before a new store opens, and updated periodically with ongoing sales training sessions. Training for sales personnel focuses primarily on acquiring a working knowledge of the Company’s products, developing selling skills and obtaining an understanding of The Sharper Image’s high customer service standards. Each sales associate is trained to adhere to the Company’s philosophy of “taking ownership” of every customer service issue that may arise. The Company also has developed ongoing programs conducted at each store that are designed to keep sales personnel updated on all new product offerings.

As of January 31, 2006, The Sharper Image employed approximately 2,500 associates, approximately 49% of whom were full time. The Company also hires a significant number of seasonal employees during its peak holiday selling season. The Company considers its associate relations to be good.

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

Since The Sharper Image offers a more limited range of products compared to its competitors, its ability to anticipate the preferences of its customers, to effectively market and distinguish The Sharper Image brand is critical. Although the Company attempts to market products not generally available elsewhere and has emphasized exclusive products in its merchandising strategy, some of the Company’s products or similar products can also be found in other retail stores, other catalogs or through the Internet. The Sharper Image offers competitive pricing when other retailers market certain products similar to the Company’s products at lower prices. In addition, a number of other companies have attempted to imitate the presentation and method of operation of the Company’s catalog and stores and its Sharper Image Design products. The Company’s ability to distinguish its products from similar products offered by its competitors is particularly important in order to maintain pricing and because of the ease with which customers can comparison shop on-line. A significant, but decreasing, portion of the Company’s sales and net income are generated by its air purification line of products. The Company believes the success of this product line has and may continue to encourage other companies to imitate these products. Another key product group is massage chairs, whereby competitors may compete with us by offering lower retail prices on similar products with fewer features.

The Sharper Image competes principally on the basis of product exclusivity, selection, brand recognition, quality and price of its products, merchandise presentation in its catalog, its stores and on the Internet and television, its customer list and the quality of its customer service. The Company has continued with its commitment to providing resources for its internal product development group to create and produce Sharper Image Design products, and to its merchandising team to support a program to increase the number of Sharper Image brand products exclusively available from the Company. The Company believes that these Sharper Image Design and Sharper Image brand products provide it with a competitive advantage in its merchandise offerings.

INTELLECTUAL PROPERTY

The Sharper Image believes its registered service mark and trademark “The Sharper Image” and the brand name recognition that it has developed are of significant value. The Company actively protects its brand name and other intellectual property rights to ensure that the quality of its brand and the value of its proprietary rights are maintained. The Company seeks patents to establish and protect its proprietary rights relating to the technologies and products it is currently developing, that it may develop, or that its competitors may develop. The Company has taken and will continue, in the future, to take all steps necessary to broaden and enhance its patent protection by obtaining both utility and design patent protection directed to its proprietary products. As of January 31, 2006, The Sharper Image held 71 U.S. utility patents and more than 120 U.S. design patents.

The Sharper Image has at least 13 U.S. utility patents and several U.S. design patents that protect its air purification line of products. The earliest expiration date of any of these utility patents is 2018. The Company also has multiple foreign and domestic pending patent applications directed to its air purification line of products. Although the Company believes its existing patents, as well as its ongoing patent prosecution efforts, will continue to provide protection for its air purification products, this product line could face additional competition.

The Sharper Image owns or has rights to various copyrights, trademarks and trade names used in its business. These include The Sharper Image®, Sharper Image Design®, ZipConnect™, Sound Soother®, Ionic Breeze®, The Breeze®, Quadra®, Ionic Hair Wand® 2.0, Personal Cooling System™, Quiet Power™ Motorized Tie Rack, Shower Companion® and Turbo-Groomer®.

SEASONALITY

The Sharper Image business is highly seasonal, with sales peaking during the fourth quarter holiday shopping season. A substantial portion of the Company’s total revenues, and all or most of its net earnings, if any, occur in the fourth fiscal quarter ending January 31. The Company generally experiences lower revenues during the other fiscal quarters, and as is typical in the retail industry, has incurred and may continue to incur losses in these quarters. In addition, as with many retailers, the Company makes merchandising and inventory decisions for the holiday season well in advance of the holiday selling season. The fourth quarter accounted for approximately 40% of total revenues in fiscal 2005 and 2004. In addition, the Company’s fourth quarter accounted for substantially all of the Company’s net earnings in fiscal 2004 and was the only quarter in which the company had an operating profit in 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT

Company executive officers, their respective ages and positions as of April 1, 2006, and a description of their business experience are set forth below. There are no family relationships among any of the executive officers named below.

Richard Thalheimer, age 58

Mr. Thalheimer is the Company’s Founder and has served as the Company’s Chief Executive Officer and a Director since 1978 and as Chairman of the Board of Directors since 1985. Mr. Thalheimer also served as the Company’s President from 1977 through July 1993.

Tracy Wan, age 46

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

Jeffrey Forgan, age 48

Mr. Forgan has been our Executive Vice President and Chief Financial Officer since August 2005. Mr. Forgan previously served as our Executive Vice President and Chief Financial Officer from May 2002 to December 2004 and Senior Vice President and Chief Financial Officer from April 1999 through May 2002. Mr. Forgan voluntarily resigned from the Company in December 2004 to attend to certain family matters. Prior to April 1999, Mr. Forgan served as Vice President, Corporate Finance with Foundation Health Systems from 1995 to 1998, and was with Deloitte & Touche LLP from 1980 to 1995, serving as an audit partner during 1995. Mr. Forgan is a certified public accountant.

Craig Trabeaux, age 49

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

Greg Alexander, age 44

Mr. Alexander has served as Executive Vice President, Chief Information Officer since February 2006. Prior to that, Mr. Alexander served as Senior Vice President, Information Technology from March 1999 through February 2006, as Vice President, Information Technology from February 1995 through March 1999 and as Director, Information Technology from July 1991 through February 1995.

William Feroe, age 49

Mr. Feroe has served as Executive Vice President, Merchandising since February 2005. Prior to that he served as Senior Vice President, Merchandising from July 2002 to February 2005; as Vice President, Planning and Allocation from September 1999 through July 2002; as Director of Planning and Allocation from September 1998 through September 1999; and as Manager, Allocation and Distribution from November 1997 to September 1999.

Anthony Farrell, age 56

Mr. Farrell has served as Senior Vice President, Creative Services since July 1998. Prior to joining The Sharper Image, Mr. Farrell served as a consultant to The Sharper Image from April 1998 through July 1998. Mr. Farrell was Senior Vice President, Merchandising with SelfCare Catalog from March 1991 through December 1997.

AVAILABLE INFORMATION

The Internet address of The Sharper Image is www.sharperimage.com. The Company makes available on its Website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Information on the Company’s Website is not incorporated into this annual report.

ITEM 1A. RISK FACTORS

If we fail to continuously offer new merchandise that our customers find attractive, the demand for our products may be limited.

In order to meet our strategic goals we must successfully offer our customers new, innovative and high-quality products on a continuous basis. Our product offerings must be affordable, useful to the customer, well-made, distinctive in design and not widely available from other retailers. We cannot predict with certainty that we will successfully offer products that meet these requirements in the future. Some products or a group of related products usually produce sales volumes that are significant to our total sales volume in a particular period.

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

We must be able to deliver our merchandise in sufficient quantities to meet the demands of our customers and deliver this merchandise to customers in a timely manner. We must be able to maintain sufficient inventory levels, particularly during the peak holiday selling season. If we fail to achieve these goals we may be unable to meet customer demand and our future results will be adversely affected if we are not successful in achieving these goals. If our inventory levels are too high we may recognize lower gross margins in order to sell through this inventory. Our success depends on our ability to anticipate and respond to changing product trends and consumer demands in a timely manner.

A significant portion of our sales during any given period of time may be generated by a particular product or line of products and if sales of those products or line of products decrease, our results of operations may be adversely affected.

During fiscal 2005 and fiscal 2004 the sales of our air purification line of products constituted a significant portion of our total revenues and net income. Although not as significant, the sales from our home and portable stereo system and massage product lines constituted a substantial portion of our total revenues and net income for both fiscal 2005 and 2004. The decrease in revenues for fiscal 2005 as compared to fiscal 2004 was due primarily to a decrease in the sale of our air purification and massage chair line of products.

Our future success will be substantially dependent on the continued sales of existing core as well as new products, while at the same time achieving and improving on current gross margin rates. We cannot predict whether we will be able to increase sales of existing core products or successfully introduce new products, increase our revenue level or achieve higher gross margin rates in future periods. Failure to do so may adversely affect our results of operation.

Poor economic conditions may reduce consumer spending on discretionary retail products such as the ones we offer.

Consumer spending patterns, particularly discretionary spending for products such as ours, are affected by, among other things, prevailing economic conditions, stock market volatility, increasing gas prices, war and threats of war, acts of terrorism, wage rates, interest rates, inflation, taxation, consumer confidence and consumer perception of economic conditions. General economic, political and market conditions, such as recessions, may adversely affect our business results and the market price of our common stock. We may not be able to accurately anticipate the magnitude of the impact of these conditions on future quarterly results.

Our success depends in part on our ability to internally design and develop our Sharper Image Design products.

We have invested significant resources in and are significantly dependent on the success of Sharper Image Design products. These products have typically generated higher gross margins than other products and our merchandising strategy emphasizes these products. Some of these products or a group of related products, which are affected by customers’ demands and the level of our marketing and advertising efforts, can produce sales volumes that are significant to our total sales volume in a particular period. In order to be successful, we must continue to design and develop products that meet the demands of our customers, as well as create customer demand for these products. Our goal is to increase the percentage of total revenues attributable to Sharper Image Design and Sharper Image branded products, although we expect this percentage may decline from time to time and cannot assure you we will otherwise achieve our goal. If we are unable to successfully design and develop these products, our operating results may be adversely affected.

We rely on foreign sources of production and our business would be adversely affected if our suppliers are not able to meet our demand and alternative sources are not available.

We must ensure that the products we design and develop are manufactured cost-effectively. We rely solely on a select group of contract manufacturers, most of whom are located in Asia (primarily China), to produce these products in sufficient quantities to meet customer demand and to obtain and deliver these products to our customers in a timely manner. These arrangements are subject to the risks of relying on products manufactured outside the United States, including political unrest and trade restrictions, local business practices and political issues, including issues relating to compliance with domestic or international labor standards, currency fluctuations, work stoppages, economic uncertainties, including inflation and government regulations, availability of raw materials and other uncertainties. If we are unable to successfully obtain and timely deliver sufficient quantities of these products, our operating results may be adversely affected. In July 2005, China permitted the exchange rate of its currency, the Chinese Yuan (“CNY”), to float against the U.S. Dollar (“USD”). Although substantially all of our supply contracts in China are denominated in USD, our suppliers could attempt to renegotiate these contracts and increase costs to us if the CNY/USD exchange rate were to change materially.

We had a single supplier located in Asia for a number of our products that provided approximately 19% of the net merchandise purchases in fiscal 2005. If we were unable to obtain products from this supplier on a timely basis or on commercially reasonable terms, our operating results may be adversely affected.

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

Many of our shipments that come from Asia move through the West Coast ports that have been negatively impacted in recent years by labor slowdowns. During the second half of fiscal 2004, a slowdown caused our airfreight costs to increase as we used alternative delivery methods to mitigate some of the impacts of the slowdown. The increased usage of air freight transportation had a negative impact on our gross margins and expenses. Future slowdowns at the ports would cause supply chain issues for us and might adversely affect our operating results.

Our ability to protect our proprietary technology, which is vital to our business, particularly our air purification products, is uncertain and our inability to protect these rights could impair our competitive advantage and cause us to incur substantial expense to enforce our rights.

We believe our registered house marks “The Sharper Image,” “sharperimage.com,” “Sharper Image Design” and “Sharper Image” as well as the trademark fame that we have established are of significant value. We actively pursue and protect, domestically and internationally, our corporate trademarks, patents, copyrights and trade secrets to ensure that the quality of our brand and the value of our proprietary rights are maintained. We protect our proprietary marketing strategies, illustrative catalogs and product packaging through numerous copyright registrations. We also seek patents to establish and protect our proprietary rights relating to the technologies and products we have developed, are in the process of developing, or that we may develop in the future. As of January 31, 2006, we held 71 U.S. utility patents and more than 120 U.S. design patents.

We cannot assure you that a third party will not infringe upon or design around any patent issued or licensed to us, including the patents related to our air purification line of products, or that these patents will otherwise be commercially viable. Litigation to establish the validity of patents, to defend against patent infringement claims of others and to assert patent infringement claims against others can be expensive and time-consuming even if the outcome is favorable to us. If the outcome is unfavorable to us, we may be required to pay damages, pay ongoing fees if we continue to sell the product, stop production and sales of infringing products or be subject to increased competition from similar products. We have taken and may, in the future, take steps to enhance our patent protection, but we cannot assure you that these steps will be successful or that our patent protection will be adequate.

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

Our business is seasonal, reflecting the general pattern of peak sales and earnings for the retail industry during the fourth quarter holiday shopping season. Typically, a substantial portion of our total revenues and all or most of our net earnings occur during our fourth quarter ending on January 31. The fourth quarter accounted for approximately 40% of total revenues in both fiscal 2005 and 2004. In addition, the fourth quarter accounted for substantially all of our net earnings in fiscal 2004 and was the only the quarter in which we had an operating profit in fiscal 2005. In anticipation of increased sales activity during the fourth quarter, we incur significant additional expenses, including significantly higher inventory costs and the costs of hiring a substantial number of temporary employees to supplement our regular staff. If for any reason our sales were to be substantially below those normally expected during the fourth quarter, our annual operating results would be adversely affected. Due to this seasonality, our operating results for any one period may not be indicative of our operating results for the full fiscal year.

We generally experience lower revenues and net operating results during our first three quarters of the fiscal year and have historically experienced losses in these quarters. Our quarterly results of operations may fluctuate significantly as a result of a variety of factors including, among other things, the timing of new store openings, net sales contributed by new stores, increases or decreases in comparable store sales, changes in our merchandise mix and net catalog sales.

In addition, as with other retailers, we typically make merchandising and purchasing decisions well in advance of the holiday shopping season. As a result, poor economic conditions or lower than projected customer demand for our products during the fourth quarter could result in lower revenues and net operating results.

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

Our comparable store sales have fluctuated significantly in the past and we believe that such fluctuations may continue. For fiscal 2005, we experienced decreasing comparable store sales and expect this to continue for at least a portion of fiscal year 2006. Our historic comparable net store sales changes from the prior fiscal year were as follows:

Fiscal year	Percentage increase (decrease)
2000	29.0
2001	(16.0)
2002	13.6
2003	15.3
2004	(1.1)
2005	(16.0)

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

Our revenues depend in part on our ability to effectively market and advertise our products through The Sharper Image catalog and direct marketing operations. Increases in advertising, paper or postage costs may limit our ability to advertise without reducing our profitability. We are also utilizing and constantly testing other advertising media, such as infomercials, radio, single product mailings and other print media. If we decrease our advertising efforts, as we did in fiscal 2005, due to increased advertising costs, restrictions placed by regulatory agencies or for any other reason, our future operating results may be materially and adversely affected. Our advertising expenditures decreased by approximately $36.1 million, or 24.1%, in fiscal 2005 from the prior fiscal year. If our advertising is ineffective and our increased advertising expenditures do not result in increased sales volumes, our sales and profits will be adversely affected. We depend on the continued availability of infomercial time at reasonable prices. We expect to continue to spend on advertising and marketing at significant levels in fiscal 2006 but at lower levels than fiscal 2005. We may not be able to continue to produce a sufficient level of sales to cover such expenditures, which would reduce our profitability or increase our net loss.

Our wholesale sales present certain risks that could adversely affect our profitability.

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

Any failure on our part to successfully implement any or all components of our growth strategy would likely have a material adverse effect on our financial condition, results of operations and cash flows. We believe our past growth has been attributable in large part to our success in meeting the merchandise, timing and service demands of an expanding customer base with changing demographic characteristics, but there is no assurance that we will be able to continue to have such success. Due to challenges in our business in fiscal 2005, our current plan is to moderate store growth in fiscal 2006 to six to eight new stores as compared to 20 in fiscal 2005, 28 in fiscal 2004 and 25 in fiscal 2003. The decrease in the rate we plan to open new stores in fiscal 2006 compared to prior years will limit our ability to increase net store sales.

The expansion of our store operations could result in increased expenses with no guarantee of increased profitability.

We plan to open approximately six to eight new stores in fiscal 2006. We may not be able to attain our target new store openings, and any of our new stores that we open may not be profitable, either of which could have an adverse impact on our financial results. Our ability to expand by opening new stores will depend in part on the following factors:

•	the availability of attractive store locations;

•	our ability to negotiate favorable lease terms;

•	our ability to identify customer demand in different geographic areas;

•	the availability and cost of store fixtures;

•	general economic conditions; and

•	availability of sufficient funds for expansion.

Even though we continue to expand our store base, we have remained concentrated in limited geographic areas. This could increase our exposure to customer demand, weather, competition, distribution problems and poor economic conditions in these regions. In addition, our catalog sales, Internet sales or existing store sales in a specific region may decrease as a result of new store openings.

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

We operate in a highly competitive environment. We principally compete with a variety of department stores, sporting goods stores, discount stores, specialty retailers and other catalogs that offer products similar to or the same as our products. We may increasingly compete with major Internet retailers. Many of our competitors are larger companies with greater financial resources, a wider selection of merchandise and greater inventory availability and offer the convenience of one-stop shopping. Specialty retailers, such as electronics stores, may offer only a certain category of product but often offer a wider range of selection within a particular category of product. Discount stores may offer analogous products at lower price points. We offer a more limited range of products compared to our competitors, and if we are unable to anticipate the preferences of our customers and effectively market and distinguish The Sharper Image brand, or if we experience increased competition, our business and operating results could be adversely affected.

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

Our current and future products may contain defects, which could subject us to product liability claims, higher return rates and product recalls. Although we maintain limited product liability insurance, if any successful product liability claim or product recall is not covered by or exceeds our insurance coverage, our business, results of operations and financial condition would be harmed. Additionally, third parties may assert claims against us alleging infringement, misappropriation or other violations of patent, trademark or other proprietary rights, whether or not such claims have merit. Such claims can be time consuming and expensive to defend and could require us to cease using and selling the allegedly infringing products, which may have a significant impact on total company sales volume, and could cause us to incur significant litigation costs and expenses.

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

As of January 31, 2006, Richard Thalheimer, our Founder, Chairman and Chief Executive Officer, beneficially owned approximately 22% of our common stock. As a result, Mr. Thalheimer will continue to exert substantial influence over the election of directors and over our corporate actions.

Our common stock price is volatile.

Our common stock is quoted on the NASDAQ National Market, which has experienced and is likely to experience in the future significant price and volume fluctuations, which could reduce the market price of our common stock without regard to our operating performance. From February 1, 2005, to January 31, 2006, the price per share of our common stock has ranged from a high of $17.20 to a low of $8.86. We believe that among other factors, any of the following factors could cause the price of our common stock to fluctuate substantially:

•	monthly fluctuations in our comparable store sales;

•	announcements by activist shareholders;

•	announcements by other retailers;

•	the trading volume of our common stock in the public market;

•	general economic conditions;

•	financial market conditions;

•	acts of terrorism; and

•	war and threats of war.

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

We face risks arising from the outcome of various litigation matters.

We are and have been in the past involved in various litigation matters, including those arising in the ordinary course of business. While we do not believe that any of these litigation matters alone or in the aggregate will have a material adverse effect on our financial position, an adverse outcome in one or more of these matters could be material to our results of operations for any one period. Further, litigation can consume substantial financial and management resources and no assurance can be given that any adverse outcome would not be material to our financial position.

Our business could be negatively impacted by natural disasters and their effects.

Our sales could be negatively impacted by natural disasters. Loss of sales from affected store locations, as well as potential catalog and Internet sales from the affected region can have a negative impact on our overall sales. In addition to the loss of sales, we could also incur substantial property damage and inventory loss at the affected locations.

As a well known company we are susceptible to unsolicited attention in the print and electronic media.

The Sharper Image name is well known and, as a result, appears often in print and electronic media. Because of the right to free speech, we may not have any ability to prevent or respond to the content of these publications, even if we strongly disagree with the content and/or conclusions. Even if we are vigorous in expressing our disagreement, negative press has the potential to adversely impact our business.

We are reliant on third party credit processors for a portion of our business.

We rely on third party credit card processors and other payment vendors to process the payment of many of our customers’ purchases, some of which may be affected by fraudulent conduct beyond our control. Under certain circumstances which cannot be specifically predicted and whose outcomes may be influenced by considerations beyond our control, we may disagree with these processors as to which party is responsible for fraudulent transactions. Depending on the outcome of these disagreements, operating results may be adversely affected.

We have received notice from an investment group that it intends to replace members of our Board of Directors.

We received a notice from Knightspoint Partners II, L.P. in March 2006 indicating that it intends to nominate seven individuals to our board of directors and present a number of proposals at our 2006 annual meeting of stockholders. In April 2006, a Schedule 13D was filed by Firebrand Partners II, LLC and other persons named therein indicating that they may nominate a slate of directors to our board but no candidates were named. The candidates and proposals in the Knightspoint filing are currently being evaluated by our nominating committee and board of directors. If we were to oppose the Knightspoint nominees or proposals as not in the best interest of the Company or our stockholders, management would be required to expend substantial time and energy, which may divert management’s attention from our operations. In connection with these matters, and regardless of whether we oppose the Knightspoint nominees and proposals, we will incur significant additional costs, including legal and financial advisory fees, that will negatively impact our operating results. At this time, management cannot estimate the impact that such proposals will have on our operating results. We may also experience management and employee distraction and may have difficulty attracting and retaining employees as a result of the uncertainty created by these matters.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company occupies approximately 80,000 square feet of office space for its corporate headquarters in San Francisco, California, under a lease that will expire in January 2016. The Company also leases approximately 6,800 square feet for its product development offices in Northern California.

As of January 31, 2006, the Company operated 190 The Sharper Image stores under leases covering a total of approximately 837,000 square feet. Remaining initial lease terms range from under one to 12 years. Some of the Company’s leases for its stores contain renewal options that range from two to five years.

The Company owns and operates a 103,000 square foot distribution facility located in Little Rock, Arkansas. Distribution and warehouse functions also are conducted through a 269,000 square foot leased facility in Ontario, California, a 104,000 square foot leased facility in Little Rock, Arkansas, a 113,000 square foot leased facility in Richmond, Virginia, and other seasonally occupied space rented by the Company in close proximity thereto. Remaining initial lease terms for the Company’s distribution facilities range from four to five years, with renewal options that range from three to five years.

ITEM 3. LEGAL PROCEEDINGS

The Company aggressively pursues claims against companies with products that infringe its intellectual property. In addition, from time to time, the Company is involved in various disputes and legal proceedings that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, product liability and employee relations matters. Except as noted below, the Company does not believe that the resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations.

The Company currently is a defendant in five purported class actions alleging inaccurate advertising claims on behalf of the Ionic Breeze Quadra, including its failure to perform as claimed. Sharper Image strongly rejects these allegations. The actions are filed on behalf of purchasers of the Ionic Breeze Quadra in the State Courts of California (San Francisco) and Florida (Jacksonville), as well as the U.S. District Courts of Maryland and Florida (Miami). Only the San Francisco action has been certified for class representation, a ruling which is on appeal by the Company. The Florida State Court action is stayed pending resolution of the ongoing San Francisco case. The Maryland and Florida federal cases are in the initial stages of procedure. The Company believes these lawsuits, which are virtually identical, are without merit and has been and intends to continue resisting them vigorously. The Company does not believe that the ultimate resolution of these lawsuits will have a material adverse effect on the financial position of the Company, although an adverse outcome in one or more of these lawsuits will have a material adverse effect on the results of operations for any one period. Further, litigation can consume substantial financial and management resources and no assurances can be given that any adverse outcome would not be material to the financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the fourth quarter of fiscal 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

The common stock of Sharper Image Corporation is traded on the NASDAQ National Market under the symbol “SHRP.” At April 28, 2006, the number of holders of record of the Company’s common stock was 312. The following table sets forth for the periods indicated high and low last sale prices per share of the Company’s common stock on the NASDAQ National Market, as reported by NASDAQ.

	High	Low
Fiscal Year Ended January 31, 2006
First Quarter	$17.20	$13.39
Second Quarter	14.87	12.49
Third Quarter	14.23	9.86
Fourth Quarter	11.50	8.86

Fiscal Year Ended January 31, 2005
First Quarter	$39.88	$30.56
Second Quarter	31.68	26.10
Third Quarter	26.67	16.90
Fourth Quarter	23.14	16.61

The Company has not paid cash dividends to holders of its common stock and does not intend to pay cash dividends for the foreseeable future.

In October 2004, the Board of Directors authorized a stock repurchase program to acquire up to one million shares of outstanding common stock in the open market. As of January 31, 2006, we had repurchased and retired a total of 810,000 shares under this program, including 710,000 shares repurchased and retired during fiscal 2005 at a weighted average cost of $14.99 per share and a total cost of approximately $10.6 million.

The following table shows repurchases made during fiscal 2005. There were no repurchases of common stock of the Company made during the fourth quarter of fiscal 2005 by Sharper Image Corporation or any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased
February 1, 2005 to April 30, 2005	610,000	$15.21	610,000	290,000
August 1, 2005 to September 30, 2005	100,000	$13.63	100,000	190,000

ITEM 6. SELECTED FINANCIAL DATA

The Company’s financial statements as of January 31, 2006 and 2005 and for each of the three fiscal years in the period ended January 31, 2006, audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, are included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K. The following historical operating results data for the years ended January 31, 2006, 2005 and 2004 and balance sheet data as of January 31, 2006 and 2005 has been derived from the financial statements of the Company included herein. The operating results data for the years ended January 31, 2003 and 2002 and balance sheet data as of January 31, 2004, 2003 and 2002 are derived from the financial statements of the Company not included herein. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto of the Company included elsewhere in this document.

Dollars are in thousands except for earnings per share and statistics	Fiscal Year Ended January 31,
	2006 (Fiscal 2005)		2005 (Fiscal 2004)		2004 (Fiscal 2003)		2003 (Fiscal 2002)	2002 (Fiscal 2001)
Operating Results
Revenue	$668,993		$760,003		$647,511		$513,769	$389,105
Earnings (loss) before income taxes	(27,373)		24,830		39,413		25,738	(275)
Net earnings (loss)	(15,229)		14,650		23,119		15,187	(361)
Earnings (loss) per common equivalent share—
Basic	$(1.01	)(1)	$0.94	(1)	$1.60	(1)	$1.23	$(0.03)
Diluted	$(1.01	)(1)	$0.90	(1)	$1.51	(1)	$1.15	$(0.03)

Balance Sheet Data
Working capital	$97,850		$133,388		$128,761		$67,830	$51,411
Total assets	328,761		376,100		315,333		215,724	163,592
Long-term notes payable	—		—		—		—	2,033
Stockholders’ equity	180,433		206,007		185,254		114,847	92,286
Current ratio	1.87		1.98		2.18		1.75	1.83

Statistics
Number of stores at year end	190		175		149		127	109
Comparable store sales increase (decrease)	(16.0)%		(1.1)%		15.3%		13.6%	(16.0)%
Annualized net sales per sq ft	$505		$618		$676		$627	$578
Number of catalogs mailed	98,617,000		97,755,000		86,296,000		77,772,000	70,135,000
Average revenue per transaction
Stores	$140		$151		$142		$128	$118
Catalog	$202		$215		$198		$199	$174
Internet(2)	$152		$153		$148		$145	$127
Return on average stockholders’ equity	(7.9)%		9.7%		15.4%		14.7%	0.4%
Book value per share	$11.98		$13.18		$12.82		$9.32	$7.75
Weighted average number of shares outstanding
Basic	15,066,843		15,634,355		14,446,128		12,327,157	11,904,562
Diluted	15,066,843		16,290,060		15,333,235		13,182,050	11,904,562

(1)	The earnings per common equivalent share reflect the effect of the additional 2.1 million shares issued from the May 2003 stock offering.
(2)	Includes results from the Company’s and eBay’s auction sites.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with the Company’s financial statements and related notes thereto included in Item 8 in this Annual Report on Form 10-K.

MANAGEMENT OVERVIEW

Sharper Image Corporation (referred to as “The Sharper Image,” “Sharper Image,” “the Company,” “we,” “us” and “our”) is a leading specialty retailer of innovative, high quality products that are useful and entertaining and are designed to make life easier and more enjoyable. We market and sell our merchandise primarily through three integrated sales channels: The Sharper Image stores, The Sharper Image catalog, which includes revenue from all direct marketing activities and infomercials, and the Internet. We also market to other businesses through our corporate sales, where revenues are recorded in each of our three sales channels and our wholesale operations. Our fiscal years are ended January 31, 2006 (“fiscal 2005” or “2005”), January 31, 2005 (“fiscal 2004” or “2004”), and January 31, 2004 (“fiscal 2003” or “2003”).

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

Revenue recognition. We recognize revenue at the point of sale at our retail stores and at the time of customer receipt for our catalog and direct marketing sales, including the Internet. We recognize revenue for sales to resellers or sales made on a wholesale basis when title passes to the purchaser at the time the products are shipped. Estimated reductions to revenue for customer returns are recorded based on our historical return rates. Revenues are recorded net of sale discounts and other rebates and incentives offered to customers. Deferred revenue represents merchandise certificates, gift cards and reward cards outstanding and unfilled cash orders at the end of the fiscal period. Delivery revenue is recognized at the time of customer receipt.

Merchandise inventories. We record inventory at lower of cost (first-in, first-out method) or market value. We reduce the carrying value of our inventory for estimated obsolescence or unmarketable inventory by an amount equal to the excess of the cost of inventory over the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional reserves may be required.

Accounts receivable. Counterparties to our accounts receivable include credit card issuers, corporate marketing incentive customers, wholesale customers, installment plan customers, merchandise vendors, and landlords from whom we expect to receive amounts due. An allowance for credit losses is recorded based on estimates of counterparties’ ability to pay. If the financial condition of these counterparts deteriorates, additional allowances may be required.

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

Results of Operations

The Company enjoyed excellent revenue growth in fiscal years 2003 and 2004. Throughout these two and prior profitable years, two large and growing merchandise categories—air purifiers (which are developed in-house) and massage chairs (from a third-party maker)—accounted for a significant portion of our revenues. As described below, in 2005 aggregate net sales from these two product lines declined approximately $126 million compared to 2004 and resulted in the first net loss the Company has experienced in the past three years. Net sales for our other product lines, however, increased in 2005 by approximately $35 million, largely driven by sales of new products and branded electronics.

The decrease in the sales of the Company’s air purifiers followed the release in April 2005 of news stories that included criticisms of the Company’s Ionic Breeze silent air purifiers. These stories were widely distributed in the popular mass media, including television and newspapers. The Company publicly protested that the criticisms were unwarranted and untrue, and yet the negative effect on Ionic Breeze net revenues was sudden and significant. The Company responded promptly with product enhancements that were already in development, notably adding OzoneGuard by August 2005 to minimize the already low, and U.S. regulation compliant, by-product trace level of ozone, and with inventory adjustments and price promotions.

The Company’s massage chair sales decrease by July 2005 resulted from the changes in the competitive landscape for massage chairs under $1,000 with numerous new catalog, Internet and store retailers offering similar products. The third-party maker of all our under $1,000 massage chairs had greatly expanded their distribution of similar massage chairs, although with fewer features, to other sellers. The negative effect on our massage chair sales was significant and sudden. To offset the revenue declines, inventory was reduced and the chairs were offered at promotional prices throughout the balance of 2005 and into 2006.

To meet the challenge presented by the sales declines in air purifiers and massage chairs, during the second half of fiscal 2005 and continuing into 2006, the Company sought to address several key areas through the following actions:

•	Substantially reducing planned corporate overhead expenditures for 2006;

•	Reducing corporate office and distribution center head count by more than 20% and reducing store head count by 12% at the end of 2005 compared to one year ago;

•

Reducing advertising expenditures by 30% for the fourth quarter of 2005 and budgeting a further 30% reduction in advertising for the fiscal year 2006, including a planned decrease of 30% in catalog circulation, a planned decrease of 40% in single-product solo mailer circulation, and a planned 25% reduction in infomercial spending; although actual expenditures may differ from the budgeted amounts depending upon market conditions;

•	Reducing capital expenditures from approximately $34 million in 2005 to a planned $12 to $15 million in 2006;

•	Slowing planned new store openings to six to eight in 2006, compared to 20 in 2005 and 28 in 2004;

•	Eliminating commission-based compensation for retail sales associates, replacing it with an hourly expense structure and establishing selling incentive programs that are more flexible;

•	Reducing January 31, 2006, inventory levels by approximately $19 million as compared to January 31, 2005;

•	Maintaining a strong balance sheet; and

•	Accelerating new product introductions.

Notwithstanding these initiatives, the Company expects a net loss in the first quarter of fiscal 2006 that significantly exceeds the net loss in the first quarter of fiscal 2005.

A summary of our operating results is presented below. This discussion includes our results presented on the basis required by accounting principles generally accepted in the United States of America.

The following table presents our results of operations as a percentage of total revenues for the periods indicated:

	Fiscal Year Ended January 31,
	2006 (Fiscal 2005)	2005 (Fiscal 2004)	2004 (Fiscal 2003)
Revenues:
Net store sales	60.9%	57.2%	58.6%
Net catalog sales	13.1	17.2	19.9
Net Internet sales	16.0	15.3	14.7
Net wholesale sales	7.2	7.7	4.2
Delivery	2.7	2.6	2.6
List rental and licensing	0.1	0.0	0.0

Total Revenues	100.0	100.0	100.0

Costs and Expenses:
Cost of products	51.1	45.0	43.3
Buying and occupancy	11.9	9.3	9.0
Advertising	17.0	19.7	19.0
General, selling and administrative	23.9	22.6	22.6

Operating income (loss)	(3.9)	3.4	6.1
Other income (expense)	(0.1)	(0.1)	0.0

Earnings (loss) before income tax expense	(4.0)	3.3	6.1
Income tax expense (benefit)	(1.8)	1.4	2.5

Net earnings (loss)	(2.2)%	1.9%	3.6%

The following table presents the components of our revenues for the periods indicated:

	Fiscal Year Ended January 31,
(Dollars in thousands)	2006 (Fiscal 2005)	2005 (Fiscal 2004)	2004 (Fiscal 2003)
Revenues:
Net store sales	$407,098	$434,696	$379,349
Net catalog and direct marketing sales	87,945	130,535	128,652
Net Internet sales	107,222	116,297	95,086
Net wholesale sales	47,986	58,437	26,997

Total net sales	650,251	739,965	630,084
List rental and licensing	723	640	377
Delivery	18,019	19,398	17,050

Total revenues	$668,993	$760,003	$647,511

Year ended January 31, 2006 (fiscal 2005), compared to year ended January 31, 2005 (fiscal 2004)

Revenues. Total revenue decreased $91.0 million or 12.0% from the prior fiscal year. The decrease from fiscal 2005 as compared to fiscal 2004 was attributable to decreases of $42.6 million in catalog and direct marketing sales, $27.6 million from store sales, $10.5 million in wholesale sales and $9.1 million from Internet sales. The decrease in total revenue for fiscal 2005 as compared to fiscal 2004 was due primarily to an approximately $126 million decrease in net revenue from our air purification and our massage chair lines of products and decreased advertising spending, which generally affects sales in all selling channels, offset in part by an approximately $35 million increase in net revenues, largely driven by sales of new products and branded electronics. The decrease in the sale of our air purification products resulted from negative media coverage, increased competition and decreased advertising specifically designed for these products. The decrease in our massage chair product line resulted from increased competition at lower price points for similar products. A significant portion of our direct response advertising is devoted to the air purification product line. We require a certain sales-to-advertising expenditure ratio to justify continued advertising and accordingly reduced direct response advertising expenditures as sales of these products slowed.

The popularity of our Sharper Image Design and Sharper Image branded products continues to be a key factor in driving sales in all our selling channels. Sales of Sharper Image Design and Sharper Image branded products decreased to approximately 67% of total revenues in fiscal 2005 from approximately 74% for fiscal 2004. We believe that the decrease in the percentage of revenues attributable to Sharper Image Design and Sharper Image branded products was due to decreased sales of our air purification line of products and Sharper Image branded massage chairs during the year as well as an increase in sales of brand name electronics. We believe that the continued development and introduction of new and popular products is a key strategic objective and important to our future success. Returns and allowances for fiscal 2005 were 10.2% of sales, as compared to 9.8% for fiscal 2004, resulting in a $3.1 million decrease in revenues. We believe that the increase in returns and allowances for fiscal 2005 as compared to fiscal 2004 is due primarily to negative media coverage surrounding our air purification line of products and higher return rates on certain first generation electronic and toy products.

Net store sales for fiscal 2005 decreased $27.6 million, or 6.3%, while comparable store sales decreased by 16.0% from fiscal 2004. The decrease in net store sales was attributable primarily to a decrease of 16.0% in comparable store sales, a 7.5% decrease in the average revenue per transaction and to promotional discounts relating to a portion of our new product introductions that proved less popular than those introduced in prior years. The decreases in comparable store sales and in average revenue per transaction were primarily attributable to consumers’ lack of willingness to spend, the overall product mix offered, the decreases in sales of the air purification and massage chair product lines, and decreases in multimedia advertising, including infomercial advertising highlighting Sharper Image Design and Sharper Image branded products, particularly air purification products that sell at relatively higher price points. The decrease in net store sales was partially offset by the opening of 15 new stores, net, during fiscal 2005, resulting in a 3.4% increase in total store transactions for fiscal 2005. Average net sales per square foot for fiscal 2005 for all stores decreased to $505 from $618 in fiscal 2004. Average net sales per square foot for our comparable store base for fiscal 2005 was $522 as compared to $665 in the same prior year period. Average net sales per square foot are calculated by averaging over all stores the amount of each store’s net sales divided by that store’s total square footage under lease. Average revenue per transaction is calculated by dividing the amount of gross sales, exclusive of delivery revenue and sales taxes, per channel by the gross number of transactions in that channel.

Comparable store sales is not a measure that has been defined under accounting principles generally accepted in the United States of America. We define comparable store sales as sales from stores where selling square feet did not change by more than 15% in the previous 12 months and which have been open for at least 12 months. A store opened on or prior to the 15th of a month is treated as open for the entire month. Stores generally become comparable once they have a full year of comparable sales for the annual calculation. We believe that comparable store sales, which excludes the effect of a change in the number of stores open, provides a more useful measure of the performance of our store sales channel than does the absolute change in aggregate net store sales. The 16.0% decrease in comparable store sales for fiscal 2005 as compared to fiscal 2004 was due to decreases in the sale of our air purification and our massage chair lines and difficult comparisons to high store volumes generated after several years of strong sales results.

Net catalog and direct marketing sales, which includes direct sales generated from catalog mailings, single product mailers, print advertising and infomercials, decreased $42.6 million or 32.6% for fiscal 2005 from fiscal 2004. This decrease was due primarily to a decrease in sales of the Company’s air purification and massage chair line of products, a decrease of $14.5 million or 28.9% in infomercial advertising expense, a 21.5% decrease in The Sharper Image catalog pages circulated, and a 35.2% decrease in single product mailers circulated. The decrease in net catalog and direct marketing sales for fiscal 2005 reflects a 5.9% decrease in average revenue per transaction, and a 21.3% decrease in transactions compared to fiscal 2004.

For fiscal 2005 and 2004, 33.9% and 31.1% of the net catalog and direct marketing sales were generated from infomercial direct sales. We intend to continue our multimedia advertising programs during fiscal 2006 to attract new customers while achieving a favorable return on advertising investment. Our goal is to achieve direct response sales resulting in near breakeven results on all direct marketing advertising initiatives. Given our declining sales in fiscal 2005, our current plan is to decrease overall direct marketing expenditures in fiscal 2006 by 30%. We continually review our advertising initiatives, including the pages and number of catalogs and single product mailers circulated, and the amount of and return on investment from infomercial advertising in our efforts to improve revenues from catalog and direct marketing advertising. Actual advertising expenses for fiscal 2006 may be higher or lower than our current plans.

Net Internet sales from our www.sharperimage.com Website and The Sharper Image and eBay auction Websites in fiscal 2005 decreased $9.1 million, or 7.8%, from fiscal 2004. This decrease was attributable primarily to an 8.6% decrease in Internet transactions and a 0.5% decrease in average revenue per transaction partially attributable to lower sales of higher-priced products such as the Company’s air purifier and massage chair line and a 1.6% decrease in Internet advertising which includes paid-for search engine key word placement and revenue share costs incurred for affiliate programs.

Net wholesale sales for fiscal year 2005 decreased $10.5 million, or 17.9%, compared to fiscal 2004. The decrease is primarily due to decreasing Sharper Image Design product sales, particularly air purifiers, to our existing wholesale customer base and to test programs with new wholesale customers. We believe that the wholesale business, pursued with select partners, will continue to strengthen our brand name and broaden our customer base.

Cost of Products. Cost of products for fiscal 2005 increased $0.3 million, or 0.1%, from fiscal 2004. This increase is due primarily to changes in our merchandise mix. The gross margin rate for fiscal 2005 was 48.9% as compared to the fiscal 2004 rate of 55.0%. The decrease in the gross margin rate was a result of a combination of higher unit costs for certain third-party products, primarily branded MP3 players, increases in promotional and incentive activities and product markdowns. Additionally, declining sales of our air purification line of products had a negative impact on our gross margins as these products generally carry higher than Company average gross margins. We also focused on managing down our inventory levels in the fourth quarter of 2005 and began aggressive promotional activities on many products, including air purification products and massage chair products. These actions are continuing into 2006.

Our gross margin rate fluctuates with changes in our merchandise mix, primarily Sharper Image Design and Sharper Image branded products, which changes as we make new items available in various categories or introduce new proprietary products. The variation in merchandise mix from category to category from year to year is characteristic of sales results being driven by individual products rather than by general product lines. Additionally, the auction sites and other selected promotional activities such as free shipping offers negatively impact the gross margin rate. Our gross margins may not be comparable to those of other retailers since some retailers include the costs related to their distribution network in cost of products while we, and other retailers, exclude them from gross margin and include them instead in general, selling and administrative expenses. We cannot accurately predict future gross margin rates although our goal is to increase sales of Sharper Image Design and Sharper Image branded products to capitalize on the higher margins realized on these products.

Buying and Occupancy. Buying and occupancy costs for fiscal 2005 increased $9.0 million, or 12.8%, from fiscal 2004. This increase reflects a full year of occupancy costs for the 28 new stores opened in fiscal 2004, the occupancy costs associated with the 20 new stores opened in fiscal 2005 and rent increases for some existing store locations upon lease renewal, partially offset by five store closures during fiscal 2005. Buying and occupancy costs as a percentage of total revenues increased to 11.9% in fiscal 2005 from 9.3% for fiscal 2004 primarily as a result of declining sales. In fiscal 2005, we opened a total of 20 new stores. Our goal is to slow the pace of new store openings to approximately six to eight new stores in fiscal 2006. We cannot assure you we will achieve that number of store openings.

Advertising. Advertising expenses for fiscal 2005 decreased $36.1 million, or 24.0%, from fiscal 2004. The decrease in advertising expense was attributable primarily to a decrease of $14.5 million, or 28.9%, in infomercial advertising expense, a 30.4% decrease in magazine and print advertising and a 35.9% decrease in radio advertising. Also contributing to the decrease in advertising was a 21.5% decrease in the number of The Sharper Image catalog pages circulated and a 35.2% decrease in the number of solo mailers circulated. Although we believe these initiatives contributed to the decline in sales in the stores, catalog and direct marketing and Internet channels, declining sales overall dictated that we reduce advertising spending in 2005 and there can be no assurance of the future success of these advertising initiatives.

General, Selling and Administrative. General, selling and administrative (“GS&A”) expenses for fiscal 2005 decreased $11.7 million, or 6.8%, from fiscal 2004. Contributing to this was a decrease of approximately $11 million due primarily to variable expenses from lower net sales. Also contributing were decreases of $2.8 million for distribution center shipping costs incurred for product delivery to our retail store locations and for airfreight costs due to the 2004 West Coast port slowdown that were not incurred in the current year and $0.2 million for professional fees, including legal and accounting fees resulting from Sarbanes-Oxley compliance. These decreases were partially offset by an increase of $2.0 million for depreciation and amortization expense.

GS&A expenses for fiscal 2005 as a percentage of total revenues increased to 23.9%, as compared to 22.6% for fiscal 2004, primarily due to declining sales partially offset by cost savings described above. To address the challenges of lower sales in fiscal 2005 during the second half of fiscal 2005, the Company acted vigorously to reduce our expense structure, notably in store and corporate payroll, advertising spending and other general and administrative expenses. These expense reduction initiatives were expanded as we planned our fiscal 2006 budget, which includes further store and corporate payroll savings, including a redesign of our store compensation program whereby the sales associates’ commission programs are replaced with a base pay plus incentive structure, reductions in officers salaries and board of directors’ fees, and further general and administrative expense reductions.

Other Income (Expense). The decrease is primarily due to higher interest income earned in fiscal 2005 due to higher interest rates, partially offset by lower average investment balances in fiscal 2005 compared to 2004 and higher interest expense incurred on our revolving line of credit as borrowings for the holiday season were significantly higher in 2005.

Income Taxes. The effective tax rate was 44.4% for fiscal 2005 and 41.0% for fiscal 2004. The higher tax benefit rate in fiscal 2005 is primarily the result of a federal research and development tax credit accepted by the IRS and recorded by the Company in fiscal 2005.

Year ended January 31, 2005 (fiscal 2004), compared to year ended January 31, 2004 (fiscal 2003).

Revenues. Total revenue increased $112.5 million or 17.4% from the prior fiscal year. The increase in total revenue for fiscal 2004 as compared to fiscal 2003 was due primarily to the opening of 26 net new stores during fiscal 2004, increases in net wholesale sales and net Internet sales and, to a lesser extent, the decrease in returns and allowances described below. The popularity of our Sharper Image Design and Sharper Image branded products continues to be a key factor in the increases in total revenues in all our selling channels. Sales of

Sharper Image Design and Sharper Image branded products increased to approximately 74% of total revenues in fiscal 2004 from approximately 73% for fiscal 2003. We believe that the increase in the percentage of revenues attributable to Sharper Image Design and Sharper Image branded products was due to the modification of certain third party branded products to make them exclusive to Sharper Image branded product offerings, the introduction of the Professional Series™ line of Ionic Breeze® Silent Air Purifiers in the third fiscal quarter of 2004, and other key Sharper Image Design proprietary products. We believe that the continued development and introduction of new and popular products is a key strategic objective and important to our future success. The increase in net sales was partially offset by a comparable store sales decrease of 1.1% from fiscal 2003. We also believe that the increased investment in our advertising initiatives in fiscal 2004 and 2003, which include the significant increase in infomercial advertising and Internet advertising, primarily highlighting selected Sharper Image Design and Sharper Image branded products and the 13.3% increase in catalogs circulated contributed to the higher revenues in all selling channels. Returns and allowances for fiscal 2004 were 9.8% sales, as compared to 10.7% for fiscal 2003, resulting in a $6.6 million increase in total revenues in all selling channels. We believe that the decrease in returns and allowances for fiscal 2004 as compared to fiscal 2003 is due primarily to improved quality control in the production of various top-selling Sharper Image branded products that have resulted from improvements made in response to customer feedback and lower return rates on certain electronic products.

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

Net catalog and direct marketing sales, which include direct sales generated from catalog mailings, single product mailers, print advertising and infomercials, for fiscal 2004 increased $1.9 million or 1.5%, from fiscal 2003. This increase was due primarily to a 23.2% increase in infomercial advertising expense, a 20.5% increase in The Sharper Image catalog pages circulated, which includes a 13.3% increase in The Sharper Image catalogs circulated, partially offset by a 7.8% decrease in single product mailers circulated. The increase in net catalog and direct marketing sales for fiscal 2004 reflects an 8.5% increase in average revenue per transaction, partially offset by a 5.9% decrease in transactions compared to fiscal 2003. For fiscal 2004 and 2003, 31.1% and 29.4% of the net catalog and direct marketing sales were generated from infomercial direct sales.

Net Internet sales, from our www.sharperimage.com Website and The Sharper Image and eBay auction Websites in fiscal 2004 increased $21.2 million, or 22.3%, from fiscal 2003. This increase was attributable primarily to a 16.4% increase in Internet transactions and a 3.3% increase in average revenue per transaction resulting from a 40.8% increase in Internet advertising which includes paid-for search engine key word placement and revenue share costs incurred for affiliate programs

Net wholesale sales for fiscal year 2004 increased $31.4 million, or 116.5%, compared to fiscal 2003. The increase is attributable primarily to increasing Sharper Image Design product sales to our existing wholesale customer base and to test programs with new wholesale customers. We believe that the wholesale business, pursued with select partners, will continue to strengthen our brand name and broaden our customer base.

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

Buying and Occupancy. Buying and occupancy costs for fiscal 2004 increased $12.8 million, or 22.0%, from fiscal 2003. This increase reflects a full year of occupancy costs for the 25 new stores opened in fiscal 2003, the occupancy costs associated with the 28 new stores opened in fiscal 2004 and rent increases for some existing store locations upon lease renewal, partially offset by two store closures during fiscal 2004 and by three store closures during fiscal 2003. Buying and occupancy costs as a percentage of total revenues increased to 9.3% in fiscal 2004 from 9.0% for fiscal 2003. In fiscal 2004, we opened a total of 28 new stores, achieving our goal of a 15%-20% increase in the number of stores.

Advertising. Advertising expenses for fiscal 2004 increased $26.6 million, or 21.6%, from fiscal 2003. The increase in advertising expense was attributable primarily to a 23.2% increase in infomercial advertising expense, a 99.5% increase in magazine and print advertising, and a 40.8% increase in Internet advertising, which includes search engine key word placement and revenue share costs incurred for affiliate programs, which was partially offset by a 28.7% decrease in radio advertising. Also contributing to the increase in advertising was a 20.5% increase in the number of The Sharper Image catalog pages circulated, which includes a 13.3% increase in the number of The Sharper Image catalogs circulated.

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

LIQUIDITY AND CAPITAL RESOURCES

We met our short-term liquidity needs and our capital requirements during fiscal 2005 with cash generated from operations, reduction of inventories, borrowings from our line of credit, trade credits and existing cash balances.

Net cash provided by operating activities was $3.4 million for fiscal 2005 as compared to $57.8 million for fiscal 2004. Fiscal 2005 net cash provided by operating activities declined by $54.4 million compared to fiscal 2004, which was due in part to a reduction in operating income and an increase in deferred catalog costs and other long-term assets as compared to fiscal 2004. The decrease in net cash between fiscal 2005 and 2004 was also due to the decrease in accounts payable, accrued expenses and the increase in deferred income taxes and prepaid expenses and was partially offset by reductions in inventory and accounts receivable balances.

Net cash provided by investing activities totaled $22.4 million for fiscal 2005, which was primarily due to the net proceeds from the sale and purchase of short-term investments. The proceeds from the sales of these investments were used for capital expenditures for new and remodeled stores, technological enhancements, tooling costs for Sharper Image Design products and the expansion of our distribution facilities, totaling $34.1 million in fiscal 2005 compared to $49.6 million in fiscal 2004. In fiscal 2005, we opened 20 new stores and remodeled three stores, whereas we opened 28 new stores and remodeled eight stores in fiscal 2004.

Net cash used by financing activities totaled $10.2 million during fiscal 2005, which was primarily the result of our expenditure of $10.6 million to repurchase shares of our Common Stock. Net cash provided by financing activities totaled $2.4 million during fiscal 2004, which was primarily due to $4.2 million in proceeds from the issuance of common stock in connection with our stock option plan, partially offset by our repurchase of our Common Stock of $1.8 million.

The Company has a revolving secured credit facility with Wells Fargo Bank, National Association, which was amended in February 2006. The credit facility expires on February 2, 2010, and allows borrowings and letters of credit up to a maximum of $55 million. In addition, through October 31, 2007, the Company may, at its option, seek to increase the maximum amount by up to $30 million on no more than five occasions in minimum increments of $5 million provided that at no time shall the maximum amount exceed $85 million. Borrowings outstanding under the credit facility prior to amendment in February 2006 bear interest at either the adjusted LIBOR rate plus 1.50% or at Wells Fargo’s prime rate less 0.25%. Borrowings under the amended credit facility bear interest at either the LIBOR rate plus a margin ranging from 1.25% to 1.75% based on average excess availability or at Wells Fargo’s prime rate less up to .25% based on average excess availability. Borrowings under the credit facility are secured by the Company’s inventory, accounts receivable and specified other assets.

The credit facility contains financial covenants that only apply during an event of default or when the borrowing base is drawn below a specified level. These financial covenants require the Company to maintain a minimum EBITDA (as defined) on a rolling 12-month basis of $25 million and to maintain capital expenditures below a specified level based on the Company’s projections. The credit facility contains limitations on incurring additional indebtedness, making additional investments and permitting a change of control. As of January 31, 2006, letter of credit commitments outstanding under the credit facility were $3.6 million and borrowings outstanding were $0.2 million. The Company believes that it is in compliance with all of its debt covenants as of January 31, 2006.

Stock Repurchase Program

In October 2004, the Board of Directors authorized a stock repurchase program to acquire up to one million shares of outstanding common stock in the open market. As of January 31, 2006, we had repurchased and retired a total of 810,000 shares under this program, including 710,000 shares repurchased and retired during fiscal 2005, at a weighted average cost of $14.99 per share and a total cost of approximately $10.6 million.

Stock Based Compensation

On January 23, 2006, the Compensation Committee approved the accelerated vesting of all unvested options with an exercise price of and in excess of $11.95. This accelerated vesting, which became effective on the date of approval, affects options to purchase approximately 747,000 shares of our common stock with exercise prices ranging from $11.95 to $21.99. The acceleration does not apply to unexpired options held by former employees.

The accelerated vesting is expected to eliminate future compensation expense we would otherwise recognize in our income statement with respect to such accelerated options due to our adoption of FASB Statement No. 123R (Share-Based Payment) effective on February 1, 2006. Because these options have exercise prices significantly in excess of our stock price, which closed at $9.12 on January 23, 2006, the Committee believed that these options would not offer sufficient incentive to employees when compared to the potential future compensation expense that would be attributable to such options. The estimated maximum future expense that is eliminated is approximately $5.4 million. We will incur compensation expense in connection with FASB Statement No. 123R for all other options outstanding. In addition to the accounting consequences, the Committee believed that the accelerated vesting may have a positive effect on employee morale and retention.

Commercial Commitments

The table below presents significant commercial credit facilities and their associated expiration dates as of January 31, 2006.

(Dollars in millions)

Maximum Amount of Commitment Expiration per Period

Maximum Commercial Commitments	Less than 1 Year	1-4 Years	Total Amount Committed
Revolving Credit Facility*	$50.0	$0.0	$50.0

Total Commercial Commitment	$50.0	$0.0	$50.0

*	On February 2, 2006, the Company entered into an amendment to the credit facility. See “Liquidity and Capital Resources.”

Contractual Obligations

The following table below presents significant contractual obligations at January 31, 2006.

(Dollars in millions) Contractual Obligations	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Revolving Credit Facility Letters of Credit	$3.6	—	—	—	$3.6
Operating Leases(1)	39.9	$77.3	$72.6	$106.2	296.0
Purchase Obligations(2)	37.2	—	—	—	37.2

Total Contractual Cash Obligations	$80.7	$77.3	$72.6	$106.2	$336.8

(1)	Our operating leases are described in Note E of the Notes to the Financial Statements.
(2)

As of January 31, 2006, we had $37.2 million of outstanding purchase orders, which were primarily related to orders for general merchandise inventories. Such purchase orders are generally cancelable at the discretion of the Company until the order has been shipped. The table above excludes certain immaterial executory contracts for goods and services that tend to be recurring in nature and similar in amount year after year.

For fiscal 2006, we plan to slow our new store unit growth goal to six to eight new stores and to remodel six to eight of our existing store locations. We plan to continue our capital investment in tooling costs for proprietary products and continue enhancement of our technological systems at a more moderate pace than the two previous years. We believe that our total capital expenditures for fiscal 2006 will be approximately $12 to $15 million.

Due to declining sales and an operating loss in 2005, partially offset by inventory reductions at the end of fiscal 2005 compared to fiscal 2004, we generated $3.4 million in cash provided by operating activities during 2005. Absent unfavorable economic conditions or deviations from projected demand for our products, particularly during the fourth quarter, we continue to expect to achieve positive cash flow from operations on an annual basis, although we likely will need to finance holiday and new-store increases in inventories through trade credits and our credit facility. We believe we will be able to fund our capital expenditures for new and remodeled stores, technological enhancements and tooling costs for Sharper Image Design products through existing cash balances, investments, cash generated from operations, trade credits and, as necessary, our credit facility.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which replaces SFAS No. 123, supersedes Accounting Principles Board (APB) No. 25 and related interpretations and amends SFAS No. 95, “Statement of Cash Flows.” The provisions of SFAS No. 123R are similar to those of SFAS No. 123; however, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statement as compensation cost based on their fair value on the date of the grant. The fair value of the share-based awards will be determined using an option-pricing model on the grant date. SFAS No. 123R is effective at the beginning of the first fiscal year beginning after June 15, 2005. The Company will adopt SFAS No. 123R in the first quarter of fiscal 2006. Due to the accelerated vesting of certain stock options in fiscal 2005 and fiscal 2004, the adoption of SFAS No. 123R is not expected to have a material impact on the Company’s financial statements upon adoption in the first quarter of 2006, although the future impact of the adoption of SFAS No. 123R is dependent upon the future issuance of stock option grants that will be determined by the Company’s compensation committee.

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

In March 2005, the FASB issued FASB Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” This Interpretation clarifies that the term conditional asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The adoption of FIN 47 in the fourth quarter of fiscal 2005 did not have a material effect on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally recognized by way of a cumulative effect adjustment within net earnings during the period of change. SFAS No. 154 requires retrospective application to prior period financial statements, unless it is impracticable to determine either the period-special effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe the adoption of SFAS No. 154 will have a material effect on its financial statements.

In October 2005, the FASB issued FSP FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” which addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. This FSP requires that rental costs associated with ground or building operating leases incurred during a construction period be recognized as rental expense and included in income from continuing operations. The guidance in this FSP shall be applied to the first reporting period beginning after December 15, 2005, with early adoption permitted. The adoption of FSP FAS 13-1 will not have a material impact on the Company’s financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks, which includes changes in interest rates and, to a lesser extent, foreign exchange rates. The Company does not engage in financial transactions for trading or speculative purposes.

The interest payable on the Company’s credit facility is based on variable interest rates and therefore is affected by changes in market interest rates. If interest rates on the average balance of the Company’s variable rate debt increased 0.725% (10% from the bank’s reference rate as of January 31, 2006), the Company’s results from operations and cash flows would not have been materially affected. In addition, the Company has fixed and variable income investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sharper Image Corporation:

We have audited the accompanying balance sheets of Sharper Image Corporation (the “Company”), as of January 31, 2006 and 2005, and the related statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Sharper Image Corporation at January 31, 2006 and 2005 and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 31, 2006 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report May 1, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
May 1, 2006

SHARPER IMAGE CORPORATION

BALANCE SHEETS

(Dollars in thousands, except per share amounts)	January 31, 2006	January 31, 2005
Assets
Current assets:
Cash and equivalents	$42,808	$27,149
Short-term investments	10,350	66,900
Accounts receivable, net of allowance for doubtful accounts of $1,098 and $1,578	17,347	25,638
Merchandise inventories	104,298	124,038
Deferred income taxes	15,809	14,917
Prepaid expenses and other	19,873	10,590

Total current assets	210,485	269,232
Property and equipment, net	106,828	100,509
Deferred catalog costs and other assets	11,448	6,359

Total assets	$328,761	$376,100

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$38,436	$51,424
Accrued expenses	16,173	23,737
Accrued compensation	4,705	7,364
Reserve for refunds	17,270	19,609
Revolving loan	237	—
Deferred revenue	35,814	32,061
Income taxes payable	—	1,649

Total current liabilities	112,635	135,844
Deferred taxes and other liabilities	35,693	34,249
Commitments and contingencies	—	—

Total liabilities	148,328	170,093

Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized, 3,000,000 shares: Issued and outstanding, none	—	—
Common stock, $0.01 par value:
Authorized, 50,000,000 shares: Issued 14,948,730, and 15,737,260 shares. Outstanding 14,948,730, and 15,637,260 shares	149	157
Additional paid-in capital	100,373	105,090
Retained earnings	79,911	102,540
Treasury stock	—	(1,780)

Total stockholders’ equity	180,433	206,007

Total liabilities and stockholders’ equity	$328,761	$376,100

See Notes to Financial Statements.

SHARPER IMAGE CORPORATION

STATEMENTS OF OPERATIONS

	Fiscal Year Ended January 31,
(Dollars in thousands, except per share amounts)	2006 (Fiscal 2005)	2005 (Fiscal 2004)	2004 (Fiscal 2003)
Revenues:
Net sales	$650,251	$739,965	$630,084
Delivery	18,019	19,398	17,050
List rental and licensing	723	640	377

	668,993	760,003	647,511

Costs and expenses:
Cost of products	342,107	341,823	280,338
Buying and occupancy	79,818	70,771	58,013
Advertising	113,904	149,958	123,339
General, selling and administrative	160,079	171,768	146,465

	695,908	734,320	608,155

Other income (expense):
Interest income	1,160	1,005	785
Interest expense	(745)	(367)	(291)
Other expense	(873)	(1,491)	(437)

	(458)	(853)	57

Earnings (loss) before income taxes	(27,373)	24,830	39,413
Income tax expense (benefit)	(12,144)	10,180	16,294

Net earnings (loss)	$(15,229)	$14,650	$23,119

Earnings (loss) per common equivalent share:
Basic	$(1.01)	$0.94	$1.60

Diluted	$(1.01)	$0.90	$1.51

Weighted average shares used in the computation of earnings per common equivalent share:
Basic	15,066,843	15,634,355	14,446,128
Diluted	15,066,843	16,290,060	15,333,235

See Notes to Financial Statements.

SHARPER IMAGE CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)	Common Stock		Additional Paid-in Capital	Treasury Shares		Retained Earnings	Total
	Shares	Amount		Shares	Amount
Balance at February 1, 2003	12,638,952	$126	$49,950	—	$—	$64,771	$114,847
Issuance of common stock for stock options exercised (including income tax benefit of $4,622)	546,259	6	8,767	—	—	—	8,773
Issuance of common stock due to stock follow-on offering (net of expenses)	2,137,424	21	38,494	—	—	—	38,515
Net earnings						23,119	23,119

Balance at January 31, 2004	15,322,635	153	97,211	—	—	87,890	185,254
Issuance of common stock for stock options exercised (including income tax benefit of $3,721)	414,625	4	7,879	—	—	—	7,883
Treasury stock purchased	—	—	—	(100,000)	(1,780)	—	(1,780)
Net earnings						14,650	14,650

Balance at January 31, 2005	15,737,260	157	105,090	(100,000)	(1,780)	102,540	206,007
Issuance of common stock for stock options exercised (including income tax benefit of $42)	21,470	—	297	—	—	—	297
Treasury stock purchased				(710,000)	(10,642)	—	(10,642)
Treasury stock retired	(810,000)	(8)	(5,014)	810,000	12,422	(7,400)	—
Net loss						(15,229)	(15,229)

Balance at January 31, 2006	14,948,730	$149	$100,373	—	$—	$79,911	$180,433

See Notes to Financial Statements.

SHARPER IMAGE CORPORATION

STATEMENTS OF CASH FLOWS

	Fiscal Year Ended January 31,
(Dollars in thousands)	2006 (Fiscal 2005)	2005 (Fiscal 2004)	2004 (Fiscal 2003)
Cash provided by (used for) operating activities:
Net earnings (loss)	$(15,229)	$14,650	$23,119
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	27,109	21,056	16,426
Tax benefit from stock option exercises	42	3,721	4,622
Deferred rent expenses and landlord allowances	(1,619)	119	97
Deferred income taxes	(6,925)	6,106	(1,821)
Loss on disposal of equipment	1,924	1,437	744
Change in operating assets and liabilities:
Accounts receivable	8,291	(4,580)	(8,461)
Merchandise inventories	19,740	(14,614)	(35,099)
Prepaid catalog costs, prepaid expenses and other	(12,045)	(2,905)	(2,575)
Accounts payable, reserve for refunds and accrued expenses	(29,925)	19,991	8,762
Deferred revenue, taxes payable and other liabilities	12,020	12,788	15,323

Cash provided by operating activities	3,383	57,769	21,137

Cash provided by (used for) investing activities:
Property and equipment expenditures	(34,124)	(49,573)	(35,195)
Purchases of short-term investments	(37,250)	(191,600)	(131,675)
Sales of short-term investments	93,800	173,300	98,075

Cash provided by (used for) investing activities	22,426	(67,873)	(68,795)

Cash provided by (used for) financing activities:
Proceeds from issuance of common stock upon exercise of stock options	255	4,162	4,151
Repurchase of common stock	(10,642)	(1,780)	—
Payments made for financing fees			(770)
Proceeds from revolving credit facility	36,837	—	—
Principal payments on notes payable and revolving credit facility	(36,600)	—	—
Proceeds from issuance of common stock due to follow-on stock offering, net of expenses	—	—	38,515

Cash provided by (used for) financing activities	(10,150)	2,382	41,896

Net increase (decrease) in cash and equivalents	15,659	(7,722)	(5,762)
Cash and equivalents at beginning of period	27,149	34,871	40,633

Cash and equivalents at end of period	$42,808	$27,149	$34,871

Supplemental disclosure of cash paid for:
Interest expense	$417	$192	$131
Income taxes	$6,749	$7,876	$9,615

See Notes to Financial Statements.

SHARPER IMAGE CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note A—Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

Sharper Image Corporation (referred to as the “Company,” “The Sharper Image,” “Sharper Image” and “it”) is a leading specialty retailer of innovative, high quality products that are useful and entertaining and are designed to make life easier and more enjoyable. The Company offers a unique assortment of products in the electronics, recreation and fitness, personal care, houseware, travel, toy, gifts and other categories. The Sharper Image merchandising philosophy focuses principally on new and creative proprietary Sharper Image Design products and exclusive Sharper Image branded products and, to a lesser extent, on third party branded products. The Company designs and develops its Sharper Image Design products, while Sharper Image branded products are generally designed by the Company with third parties. The Company believes that its unique merchandising and creative marketing strategies have made The Sharper Image one of the most widely recognized retail brand names in the United States. The fiscal years ended January 31, 2006, 2005 and 2004 represent fiscal years 2005, 2004 and 2003, respectively.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant accounting judgments and estimates include depreciable lives of long-lived assets, long-lived asset impairment, inventory valuation and reserve for refunds.

Revenue Recognition

The Company recognizes revenue at the point of sale at its retail stores and at the time of customer receipt for its catalog and direct marketing sales, including the Internet. The Company recognizes revenue for sales to resellers or sales made on a wholesale basis when title passes to the purchaser at the time the products are shipped. Estimated reductions to revenue for customer returns are based upon historical return rates. Revenues are recorded net of sale discounts and other rebates and incentives offered to customers. Deferred revenue represents merchandise certificates, gift cards and reward cards outstanding and unfilled cash orders at the end of the fiscal period. Delivery revenue is recognized at the time of delivery to customers.

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

General, Selling and Administrative

General, selling and administrative (“GS&A”) includes all costs related to sales associates and corporate personnel, including payroll and benefits; store supplies and signs; third party fees including credit card fees,

SHARPER IMAGE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

telemarketing expenses, Internet hosting charges, check guarantee fees and professional fees; telephone charges for the corporate office as well as toll-free phone numbers for catalog and other direct marketing orders; freight charges related to delivery of product from distribution centers to stores and between distribution centers (freight out); purchasing, receiving and other warehouse costs; corporate insurance; depreciation on corporate assets such as computers and distribution center facilities; and bad debt expense. Distribution center costs, which include personnel, payroll and benefits, supplies, freight out and professional fees included in GS&A were $24.5 million, $29.1 million and $22.5 million for fiscal 2005, 2004 and 2003, respectively. Of the distribution costs incurred above, freight out was $12.7 million, $15.5 million and $10.8 million for fiscal 2005, 2004, and 2003, respectively.

Start-up Activities

All start-up and pre-opening costs, which include supplies, payroll, benefits, store signs, rent and utilities, are expensed as incurred.

Other Expense

Other expense includes the net loss related to the disposal of fixed assets. Net loss on disposal of assets totaled $1.9 million, $1.5 million and $0.7 million in fiscal 2005, 2004 and 2003.

Deferred Catalog and Advertising Costs

Direct costs incurred for the production and distribution of catalogs are capitalized and then amortized, once the catalog is mailed, over the expected sales period, which does not exceed three months. Advertising costs reported as assets include $3.6 million and $4.9 million in deferred catalog as of January 31, 2006, and January 31, 2005, respectively. In addition, the Company also reported $0.1 million and $0.4 million of advertising costs for prepaid newspaper and magazine advertisements that were recorded as assets as of January 31, 2006, and January 31, 2005, respectively. Catalog and single product mailer expenses incurred were $42.0 million, $50.8 million, and $42.6 million for fiscal 2005, 2004 and 2003, respectively. Other advertising costs are expensed as incurred and amounted to $71.9 million, $99.2 million and $80.7 million for the fiscal years ended January 31, 2006, 2005, and 2004, respectively.

Fair Value of Financial Instruments

The carrying values of cash, short-term investments, accounts receivable and accounts payable approximate their estimated fair values.

Cash and Equivalents

Cash and equivalents represent cash and short-term, highly liquid investments with original maturities of three months or less. Receivables from banks related to debit and credit cards are shown in accounts receivable and totaled $2.5 million and $4.8 million at January 31, 2006, and 2005, respectively.

Short-term Investments

Investments consist of auction rate securities, which the Company normally liquidates within 35 days of purchase in an auction process. These securities are held as available for sale and are therefore classified as short-term investments. The difference between the fair market value and cost of auction rate securities is immaterial.

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

Other Long-Term Assets

The Company designs and produces its own proprietary products for sale. External costs incurred for tooling, dies, patents and trademarks are capitalized and amortized over the estimated life of these products, which is generally two years. At January 31, 2006, and 2005, capitalized costs included in other long-term assets, net of related amortization, were both at $4.0 million.

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

Store Closure Reserves

The present value of expected future lease costs and other closure costs are recorded when the store is closed. Severance and other employee-related costs are recorded in the period in which the closure and related severance packages are communicated to the affected employees. Accretion of the discounted present value of expected future costs is recorded in operations. Store closure reserves are reviewed and adjusted periodically based on changes in estimates. Approximately $25,000 was recorded for store closure reserves as of January 31, 2006, and approximately $80,000 was recorded at January 31, 2005.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses represent amounts owed to third parties at the end of each period presented.

SHARPER IMAGE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Deferred Rent

Rental expense is recorded on a straight-line basis starting on the possession date. The difference between the average rental amount charged to expense or capitalized during the leasehold improvement construction period and the amount payable under the lease is recorded as deferred rent. At January 31, 2006, and 2005, the balance of deferred rent was $10.8 million and $9.2 million, respectively, and is included in long-term liabilities on the accompanying balance sheets.

Stock-Based Compensation

The Company has one stock-based employee compensation plan, as described in Note F. The Company accounts for stock-based employee compensation using the intrinsic value method in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees. No compensation expense is recognized for employee stock options because it is the Company’s practice to grant stock options with an exercise price equal to the market price of the underlying common stock on the date of grant.

On January 24, 2005, the Compensation Committee of the Company’s Board of Directors approved the accelerated vesting of all unvested options awarded to employees and officers which had exercise prices greater than $22 per share. Options to purchase approximately 875,000 shares became exercisable immediately as a result of the vesting acceleration. The acceleration resulted in the recognition of an additional $8.6 million pre-tax expense included in the pro forma disclosures of stock-based compensation below and the exclusion of such amounts from compensation expense in future years.

On January 23, 2006, the Compensation Committee of the Board of Directors of Sharper Image Corporation (the “Company”) approved the accelerated vesting of all unvested options with an exercise price of and in excess of $11.95. This accelerated vesting, which became effective on the date of approval, affects options to purchase approximately 747,000 shares of the Company’s common stock with exercise prices ranging from $11.95 to $21.99. The acceleration does not apply to unexpired options held by former employees.

The accelerated vesting is expected to eliminate future compensation expense the Company would otherwise recognize in its income statement with respect to such accelerated options once FASB Statement No. 123R (Share-Based Payment) becomes effective on February 1, 2006. The estimated maximum future pre-tax expense that is eliminated is approximately $5.4 million. The Company will incur compensation expense in connection with FASB Statement No. 123R for all other options outstanding.

SHARPER IMAGE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to all stock-based employee compensation:

	Fiscal year ended January 31,
(Dollars in thousands, except per share amounts)	2006 (Fiscal 2005)	2005 (Fiscal 2004)	2004 (Fiscal 2003)
Net income (loss), as reported	$(15,229)	$14,650	$23,119
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects(1)	(3,555)	(8,017)	(2,006)

Pro forma net income (loss)	$(18,784)	$6,633	$21,113

Basic earnings (loss) per share:
As reported	$(1.01)	$0.94	$1.60
Pro forma	$(1.25)	$0.42	$1.46
Diluted earnings (loss) per share:
As reported	$(1.01)	$0.90	$1.51
Pro forma	$(1.25)	$0.41	$1.38

(1)	The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, with the following weighted average assumptions:

	Fiscal year ended January 31,
	2006 (Fiscal 2005)	2005 (Fiscal 2004)	2004 (Fiscal 2003)
Dividend yield	—	—	—
Expected volatility	48%	48%	52%
Risk-free interest rate	4.50%	3.50%	3.12%
Expected life (years)	5	5	5

Comprehensive Income

Comprehensive income consists of net earnings or loss for the current period and other comprehensive income (certain income, expenses, gains and losses that currently bypass the income statement are reported directly as a separate component of equity). Comprehensive income does not differ from the net earnings or losses for the Company for the years ended January 31, 2006, 2005 and 2004.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which replaces SFAS No. 123, supercedes Accounting Principles Board (APB) No. 25 and related interpretations and amends SFAS No. 95, “Statement of Cash Flows.” The provisions of SFAS No. 123R are similar to those of SFAS No. 123; however, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statement as compensation cost based on their fair value on the date of the grant. The fair value of the share-based awards will be determined using an option-pricing model on the grant date. SFAS No. 123R is effective at the beginning of the first fiscal year beginning after June 15, 2005. The Company will adopt SFAS No. 123R in the first quarter of fiscal 2006. Due to the accelerated vesting of certain stock options in fiscal 2005 and fiscal 2004, the adoption of SFAS No. 123R in the first quarter of 2006 is not expected to have a material impact on the Company’s financial statements, although

SHARPER IMAGE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

the future impact of the adoption of SFAS No. 123R is dependent upon the future issuance of stock option grants that will be determined by the Company’s Compensation Committee.

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

In March 2005, the FASB issued FASB Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” This Interpretation clarifies that the term conditional asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The adoption of FIN 47 in the fourth quarter of fiscal 2005 did not have a material effect on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a Replacement of APB No. 20 and SFAS No. 3.” SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally recognized by way of a cumulative effect adjustment within net earnings during the period of change. SFAS No. 154 requires retrospective application to prior period financial statements, unless it is impracticable to determine either the period-special effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe the adoption of SFAS No. 154 will have a material effect on its financial statements.

In October 2005, the FASB issued FSP FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period”, which addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. This FSP requires that rental costs associated with ground or building operating leases incurred during a construction period be recognized as rental expense and included in income from continuing operations. The guidance in this FSP shall be applied to the first reporting period beginning after December 15, 2005, with early adoption permitted. The adoption of FSP FAS 13-1 will not have a material impact on the Company’s financial statements.

Note B—Property and Equipment

Property and equipment is summarized as follows:

	January 31,
(Dollars in thousands)	2006	2005
Leasehold improvements	$55,021	$44,076
Furniture, fixtures and equipment and other capitalized costs	147,243	139,554
Land	53	53
Building	2,874	2,874

	205,191	186,557
Less accumulated depreciation and amortization	98,363	86,048

	$106,828	$100,509

SHARPER IMAGE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note C—Revolving Loan and Notes Payable

The Company has a revolving secured credit facility with Wells Fargo Bank, National Association. The credit facility allows borrowings against a “borrowing base” determined by inventory levels and specified accounts receivable. The credit facility is secured by the Company’s inventory, accounts receivable, and specified other assets. Borrowings under the credit facility bear interest at either the adjusted LIBOR rate plus 1.50% or at Wells Fargo’s prime rate less 0.25%.

On February 2, 2006, the Company entered into an amendment to the credit facility. The amendment extended the maturity date to February 2, 2010, and allows borrowings and letters of credit up to a maximum of $55 million. In addition, through October 31, 2007, the Company may, at its option, seek to increase the maximum credit amount by up to $30 million on no more than five occasions in minimum increments of $5 million, provided that at no time shall the maximum credit amount exceed $85 million. Borrowings under the amended credit facility bear interest at either the LIBOR rate plus a margin ranging from 1.25% to 1.75% based on average excess availability or at Wells Fargo’s prime rate less up to 0.25% based on average excess availability. As of January 31, 2006, the interest rate on outstanding borrowings was 7.25%.

The credit facility contains financial covenants that only apply during an event of default or when the borrowing base is drawn below a specified level. These financial covenants require the Company to maintain a minimum EBITDA (as defined) on a rolling 12-month basis of $25 million and to maintain capital expenditures below a specified level based on the Company’s projections. The credit facility contains limitations on incurring additional indebtedness and making additional investments and does not permit a change of control. As of January 31, 2006, letter of credit commitments outstanding under the credit facility were $3.6 million and $0.2 million of borrowings outstanding. The Company believes that it is in compliance with all of its debt covenants as of January 31, 2006.

Note D—Income Taxes

	Fiscal year ended January 31,
(Dollars in thousands)	2006 (Fiscal 2005)	2005 (Fiscal 2004)	2004 (Fiscal 2003)
Current:
Federal	$(6,070)	$3,478	$15,439
State	851	596	2,676

	(5,219)	4,074	18,115

Deferred:
Federal	(4,459)	5,212	(1,555)
State	(2,466)	894	(266)

	(6,925)	6,106	(1,821)

	$(12,144)	$10,180	$16,294

SHARPER IMAGE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The difference between the effective income tax rate and the United States federal income tax rate is summarized as follows:

	Fiscal year ended January 31,
	2006 (Fiscal 2005)	2005 (Fiscal 2004)	2004 (Fiscal 2003)
Federal tax rate	34.0%	35.0%	35.2%
State income tax, less federal benefit	5.9	6.0	6.1
Benefit of R&D tax credits from prior years	2.0	—	—
Other	2.5	—	—

Effective tax rate	44.4%	41.0%	41.3%

Deferred taxes result from differences in the recognition of expense for income tax and financial reporting purposes. The principal components of deferred tax assets (liabilities) are as follows:

	January 31,
	2006		2005
(Dollars in thousands)	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Current:
Nondeductible reserves	$16,500	—	$15,615	—
Deferred catalog costs		$691	—	$732
State taxes	—	—	34	—

Current	16,500	691	15,649	732

Noncurrent:
Deferred rent	2,888	—	2,299	—
Depreciation	—	4,582	—	9,740
Deductible software costs	—	6,667	—	6,060
Other	3,055	—	2,162	—

Noncurrent	5,943	11,249	4,461	15,800

Total	$22,443	$11,940	$20,110	$16,532

The net of the current deferred tax assets and liabilities is recorded in deferred taxes on the accompanying balance sheets. The net of the federal noncurrent deferred tax assets and liabilities is recorded in deferred taxes and other liabilities on the accompanying balance sheets. The net of the deferred state tax assets and liabilities is recorded in deferred catalog and other assets. The current income tax receivable as of January 31, 2006, is recorded in prepaid expenses and other on the accompanying balance sheet.

SHARPER IMAGE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note E—Leases

The Company leases retail facilities, offices and equipment under operating leases for terms expiring at various dates through 2017. Under the terms of certain of the leases, rents are adjusted annually for changes in the consumer price index and increases in property taxes. The aggregate minimum annual lease payments under leases in effect at January 31, 2006, are as follows:

(Dollars in thousands)
Fiscal year ending January 31,
2007	$39,879
2008	39,164
2009	38,184
2010	37,129
2011	35,437
Thereafter	106,193

Total minimum lease commitments	$295,986

Many of the Company’s leases contain predetermined fixed escalations of the minimum rentals during the initial term. For these leases, the Company has recognized the related rental expense on a straight-line basis and has recorded the difference between the expense charged to income or capitalized in fixed assets and amounts payable under the leases as Other Liabilities on the accompanying balance sheet. Some store leases also contain provisions that the Company pay percentage rent for sales that exceed a certain threshold.

Some store leases contain renewal options for periods ranging up to five years. Most leases also provide for payment of operating expenses, real estate taxes and many for additional rent based on a percentage of sales.

Rental expense for all operating leases was as follows:

	Fiscal year ended January 31,
(Dollars in thousands)	2006 (Fiscal 2005)	2005 (Fiscal 2004)	2004 (Fiscal 2003)
Minimum rentals	$39,865	$35,281	$30,108
Percentage rentals and other charges	17,470	15,640	12,286

	$57,335	$50,921	$42,394

Note F—Stockholders’ Equity

During fiscal 2000, the Company adopted the 2000 Stock Incentive Plan. The 2000 Stock Incentive Plan is divided into four separate equity incentive programs and will allow the issuance of non-qualified options to key employees, non-employee Board members and consultants. An automatic increase of shares available for issuance will occur on the first trading day of each fiscal year, beginning with fiscal 2001, by an amount equal to 3% of the total number of shares of common stock outstanding on the last trading day of the immediately preceding fiscal year. In no event will the annual increase exceed 500,000 shares.

In October 2004, the Board of Directors authorized a stock repurchase program to acquire up to 1,000,000 shares of outstanding common stock in the open market. During fiscal 2004 and 2005, the Company repurchased 810,000 shares of its common stock at a total cost of approximately $12.4 million, a weighted average cost of $15.34 per share.

SHARPER IMAGE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

On January 23, 2006, the Compensation Committee of the Board of Directors of Sharper Image Corporation (the “Company”) approved the accelerated vesting of all unvested options with an exercise price of and in excess of $11.95. This accelerated vesting, which became effective on the date of approval, affects options to purchase approximately 747,000 shares of the Company’s common stock with exercise prices ranging from $11.95 to $21.99. The acceleration does not apply to unexpired options held by former employees.

The accelerated vesting is expected to eliminate future compensation expense the Company would otherwise recognize in its income statement with respect to such accelerated options once FASB Statement No. 123R (Share-Based Payment) becomes effective on February 1, 2006. The estimated maximum future pre-tax expense that is eliminated is approximately $5.4 million. The Company will incur compensation expense in connection with FASB Statement No. 123R for all other options outstanding.

On January 24, 2005, the Company’s Compensation Committee of the Board of Directors approved the accelerated vesting of all unvested options awarded to employees and officers which had exercise prices greater than $22 per share. Options to purchase approximately 875,000 shares became exercisable immediately as a result of the vesting acceleration.

The following table reflects the activity under this plan:

	Number of Options	Weighted average exercise price
Balance at January 31, 2003	2,695,371	$9.83
Granted (weighted average fair value of $10.97)	580,500	23.18
Exercised	(546,259)	7.20
Canceled	(41,960)	9.99

Balance at January 31, 2004	2,687,652	$13.24

Granted (weighted average fair value of $12.78)	455,550	$26.62
Exercised	(414,625)	10.03
Canceled	(16,800)	24.66

Balance at January 31, 2005	2,711,777	$15.91

Granted (weighted average fair value of $6.36)	624,400	$12.99
Exercised	(21,470)	8.06
Canceled	(274,500)	17.61

Balance at January 31, 2006	3,040,207	$15.21

Exercisable at January 31, 2004	1,272,652	$10.88

Exercisable at January 31, 2005	2,235,837	$16.86

Exercisable at January 31, 2006	2,984,127	$15.37

SHARPER IMAGE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Options outstanding				Options exercisable
Range of exercise prices	Number of options outstanding	Weighted average remaining contractual Life (years)	Weighted average exercise price	Number of options exercisable	Weighted average exercise price
$ 2.00 — $ 3.99	5,533	2.5	$3.54	5,533	$3.54
4.00 — 7.99	209,990	6.0	6.89	153,910	6.88
8.00 — 11.99	998,744	5.0	9.53	998,744	9.53
12.00 — 14.99	851,040	8.8	13.55	851,040	13.55
15.00 — 23.99	561,700	7.9	22.39	561,700	22.39
24.00 — 35.99	413,200	8.9	27.00	413,200	27.00

$ 2.00 — $35.99	3,040,207	7.2	$15.21	2,984,127	$15.37

Note G—Earnings per Share

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

	Fiscal year ended January 31,
	2006 (Fiscal 2005)	2005 (Fiscal 2004)	2004 (Fiscal 2003)
Basic weighted average number of shares outstanding	15,066,843	15,634,355	14,446,128
Application of treasury stock method on stock options outstanding:
Assumed options exercised due to exercise price being less than average market price, net of assumed stock repurchases	—	655,705	887,107

Diluted weighted average number of shares outstanding	15,066,843	16,290,060	15,333,235

The potential effects of stock options were excluded from the diluted earnings per share for the year ended January 31, 2006 because their inclusion in net loss periods would be anti-dilutive to the earnings per share calculation. The computations of diluted earnings per share in fiscal 2005, 2004 and 2003 exclude options to purchase 1,392,940, 447,450 and 31,100 common shares, respectively, because their exercise price exceeded the average market price for the period and thus their effect would have been anti dilutive.

Note H—401(k) Savings Plan

The Company maintains a defined contribution 401(k) Savings Plan covering all employees who have completed one year of service with at least 1,000 hours and who are at least 21 years of age. The Company makes employer matching contributions at its discretion. Company contributions amounted to $258,000, $274,000, and $190,000 for the fiscal years ended January 31, 2006, 2005 and 2004, respectively.

Note I—Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Except as noted below, management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

SHARPER IMAGE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

On or before April 15, 2006, there were five Class Actions filed against the Company alleging inaccurate advertising claims on behalf of the Ionic Breeze Quadra, including its failure to perform as claimed. The actions are filed on behalf of purchasers of the Ionic Breeze Quadra in the State Courts of California (San Francisco) and Florida (Jacksonville), as well as the U.S. District Courts of Maryland and Florida (Miami). Only the San Francisco action has been certified for class representation, a ruling which is on appeal by the Company. The Florida State Court action is stayed pending resolution of the ongoing San Francisco case. The Maryland and Florida federal cases are in the initial stages of procedure. The Company believes these lawsuits, which are virtually identical, are without merit and has been and intends to continue resisting them vigorously. Recognizing that the combined claims of the plaintiffs, if fully successful, would result in several millions of dollars of liability, the Company does not believe that the ultimate resolution of these lawsuits will have a material adverse effect on the financial position of the Company, although an adverse outcome in one or more of these lawsuits will have a material adverse effect on the results of operations for any one period. Further, litigation can consume substantial financial and management resources and no assurances can be given that any adverse outcome would not be material to the financial position of the Company.

Note J—Segment Information

The Company classifies its business interests into three reportable segments: retail stores, catalog and direct marketing and Internet. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note A). The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income taxes. The Company’s reportable segments are strategic business units that offer the same products and utilize common merchandising, distribution and marketing functions, as well as common information systems and corporate administration. The Company does not have intersegment sales, but the segments are managed separately because each segment has different channels for selling the products.

SHARPER IMAGE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Financial information for the Company’s business segments is as follows:

	Year ended January 31,
(Dollars in thousands)	2006 (Fiscal 2005)	2005 (Fiscal 2004)	2004 (Fiscal 2003)
Revenues
Stores	$407,098	$434,696	$379,349
Catalog and direct marketing	87,945	130,535	128,652
Internet	107,222	116,297	95,086
Other	66,728	78,475	44,424

Total revenues	$668,993	$760,003	$647,511

Operating contributions
Stores	$18,381	$57,378	$54,212
Catalog and direct marketing	(5,536)	5,132	20,652
Internet	6,358	11,896	15,345
Unallocated	(46,576)	(49,576)	(50,796)

Earnings (loss) before income taxes	$(27,373)	$24,830	$39,413

Depreciation and amortization
Stores	$14,145	$10,386	$7,734
Catalog and direct marketing	—	—	—
Internet	1,740	2,253	3,071
Unallocated	11,224	8,417	5,621

Total depreciation and amortization	$27,109	$21,056	$16,426

Capital asset expenditures
Stores	$23,782	$28,176	$21,774
Catalog and direct marketing	—	—	—
Internet	927	2,895	1,727
Unallocated	9,415	18,502	11,694

Total capital asset expenditures	$34,124	$49,573	$35,195

Assets
Stores	$74,596	$65,854	$51,197
Catalog and direct marketing	—	—	—
Internet	1,700	2,513	1,974
Unallocated	252,465	307,733	262,162

Total assets	$328,761	$376,100	$315,333

SHARPER IMAGE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note K—Quarterly Financial Information (Unaudited)

	Fiscal Year Ended January 31, 2006 Three months ended
(Dollars in thousands, except per share amounts)	April 30, 2005	July 31, 2005	October 31, 2005	January 31, 2006
Revenues	$144,882	$137,296	$123,115	$263,700
Expenses
Cost of products	66,337	71,276	62,212	142,282
Buying and occupancy	18,827	19,574	19,771	21,646
Advertising	32,484	22,603	23,272	35,545
General, selling and administrative	34,970	34,941	36,451	53,717
Other income (expense)—net	109	(197)	(137)	(233)
Earnings (loss) before income taxes	(7,627)	(11,295)	(18,728)	10,277
Income tax expense (benefit)	(3,051)	(4,518)	(8,228)	3,653
Net earnings (loss)	$(4,576)	$(6,777)	$(10,500)	$6,624

Net earnings (loss) per share
Basic(1)	$(0.30)	$(0.45)	$(0.70)	$0.44
Diluted(2)	$(0.30)	$(0.45)	$(0.70)	$0.44

	Fiscal Year Ended January 31, 2005 Three months ended
(Dollars in thousands, except per share amounts)	April 30, 2004	July 31, 2004	October 31, 2004	January 31, 2005
Revenues	$156,405	$148,963	$153,623	$301,012
Expenses
Cost of products	62,760	66,380	71,041	141,642
Buying and occupancy	16,049	16,963	16,970	20,789
Advertising	37,072	28,755	33,030	51,101
General, selling and administrative	37,393	36,768	38,775	58,832
Other income (expense)—net	116	62	(107)	(924)
Earnings (loss) before income taxes	3,247	159	(6,300)	27,724
Income tax expense (benefit)	1,332	66	(2,583)	11,365
Net earnings (loss)	$1,915	$93	$(3,717)	$16,359

Net earnings (loss) per share
Basic(1)	$0.12	$0.01	$(0.24)	$1.04
Diluted(2)	$0.12	$0.01	$(0.24)	$1.01

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

(2)

Diluted net earnings per share for the fiscal year and for quarters with net earnings are computed based on weighted average common and common equivalent shares outstanding which include common stock equivalents (stock options). Net loss per share for quarters with net losses is computed based solely on weighted average common shares outstanding. Therefore, the net earnings (loss) per share for each quarter do not sum up to the earnings per share for the full fiscal year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. The evaluation included consideration of the facts and circumstances surrounding the recording of complex, non-routine transactions and the timeliness of the Company close process described below. Based on such evaluation, and the material weakness described below, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2006.

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

The Company’s management has assessed the effectiveness of its internal control over financial reporting as of January 31, 2006. This evaluation was based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management has concluded that as of January 31, 2006, the Company did not design and implement adequate controls over the selection and application of accounting policies for complex, non-routine transactions and the Company did not timely close the books at year end. Additionally, certain audit adjustments to the 2005 financial statements, which were not material individually, but which affected various financial statement line items, were necessary to present the financial statements in accordance with generally accepted accounting principles. Management has determined that these control deficiencies collectively constituted a material weakness in the design of its internal controls. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Because of the existence of the material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2006, based on the criteria described in the COSO Internal Control—Integrated Framework.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2006, has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as stated in their report which appears herein.

Material Weakness in Internal Control Over Financial Reporting

The material weakness resulted in accounting errors related to treasury stock retirement, long lived asset impairment, and income taxes. The Company did not properly account for the retirement of its treasury stock, which resulted in a reclassification between equity accounts. There was no net effect on shareholders’ equity. The Company retired its treasury stock for only the second time in its history and therefore accounting for retirement of treasury stock was not only complex but non-routine. In its year end determination of long lived asset impairment, the Company did not properly calculate whether two under performing stores were impaired. Initially, the Company determined that an impairment charge would be required, but subsequent calculation revealed that no such impairment existed. The Company reversed the initial impairment entry. The Company also did not properly account for income taxes. A key member of the accounting staff, who accounted for income taxes in prior years, left the Company in late December 2005. While a new tax manager was hired in late December 2005, it was not possible to transition all of the knowledge and experience in such a short period of time. However, as of January 31, 2006, the tax accounts have been properly stated. Additionally, due to numerous unplanned events including departure of key accounting personnel in December 2005, the Company needed additional time to complete the year-end closing process. The untimely closing of the books resulted in the delay in filing of the Form 10-K.

Remediation of Material Weakness

The Company is in the process of creating a formal process related to the design and implementation of control over the selection and application of accounting policies for complex, non-routine transactions. This process will include the early identification of complex, non-routine transactions and documentation by the Company’s accounting staff. Regular meetings with accounting staff and executive level officers involved and familiar with accounting issues related to complex, non routine transactions, will be held to review the initial documentation. As required, outside legal and/or accounting advice will be obtained. In addition, the Company is evaluating adding additional accounting resources and making system enhancements in order to shorten its closing process.

Changes in Internal Control over Financial Reporting

Except for changes related to the material weakness described above, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15(e) or 15d-15(e) that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sharper Image Corporation:

We have audited management’s assessment, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting” that Sharper Image Corporation (the “Company”) did not maintain effective internal control over financial reporting as of January 31, 2006, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: the Company did not design and implement adequate controls over the selection and application of accounting policies for complex, non-routine transactions and did not timely close the books at year end. Additionally, certain audit adjustments to the 2005 financial statements, which were not material individually, but which affected various financial statement line items, were necessary to present the financial statements in accordance with generally accepted accounting principles. These deficiencies were concluded to be a material weakness due to the actual misstatements identified, the potential for additional misstatements, and the lack of other mitigating controls to detect the misstatements. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the financial statements and financial statement schedule of the Company as of and for the year ended January 31, 2006, and this report does not affect our reports on such financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of January 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements and supplementary financial statement schedule as of and for the year ended January 31, 2006, of the Company and our reports dated May 1, 2006 expressed unqualified opinions on those financial statements and financial statement schedule.

/S/ DELOITTE & TOUCHE LLP

San Francisco, California May 1, 2006

ITEM 9B. OTHER INFORMATION

On February 2, 2006, the Company issued a press release announcing sales and other data for the month of January, the fiscal fourth quarter and fiscal 2005. The information in the press release is superseded by the information contained in this annual report on form 10-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Directors of the Company is incorporated herein by reference from the Company’s 2006 Proxy Statement to Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2005 fiscal year. Information regarding the Executive Officers of the Company is contained in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from the Company’s 2006 Proxy Statement to Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2005 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, information required by Item 12 is incorporated herein by reference from the Company’s 2006 Proxy Statement to Shareholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2005 fiscal year.

EQUITY COMPENSATION PLAN INFORMATION

The Sharper Image has one equity based compensation plan, the 2000 Stock Incentive Plan which was approved by its security holders. The following table sets forth information as of January 31, 2006, of the Company’s equity compensation plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Per Share Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in the First Column)
Equity compensation plan approved by security holders	3,040,207	$15.21	244,598

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from the Company’s 2006 Proxy Statement to Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2005 fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) List of Financial Statements.

The following financial statements of Sharper Image Corporation and the related notes thereto are included herein in Part V, Item 8:

(2) List of Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts	63

Report of Independent Registered Accounting Firm on Financial Statement Schedule	64

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

Signature	Title	Date

/S/ RICHARD J. THALHEIMER Richard J. Thalheimer	Chief Executive Officer, Chairman (Principal Executive Officer)	May 1, 2006

/S/ TRACY Y. WAN Tracy Y. Wan	President, Chief Operating Officer, Director	May 1, 2006

/S/ JEFFREY P. FORGAN Jeffrey P. Forgan	Executive Vice-President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 1, 2006

/s/ ALAN THALHEIMER Alan Thalheimer	Director	May 1, 2006

/s/ GERALD NAPIER Gerald Napier	Director	May 1, 2006

/s/ MORTON DAVID Morton David	Director	May 1, 2006

/s/ GEORGE JAMES George James	Director	May 1, 2006

/s/ PAMELA JOYNER Pamela Joyner	Director	May 1, 2006

SHARPER IMAGE CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D		COLUMN E
DESCRIPTION	Balance at Beginning of Period	Additions Charged to Costs & Expense		Deductions		Balance at End of Period
ACCOUNTS RECEIVABLE

YEAR ENDED JANUARY 31, 2006:
Allowance for doubtful accounts	$1,578	$187		$667		$1,098

YEAR ENDED JANUARY 31, 2005:
Allowance for doubtful accounts	$1,339	$525		$286		$1,578

YEAR ENDED JANUARY 31, 2004:
Allowance for doubtful accounts	$1,045	$1,527		$1,233		$1,339

SALES

YEAR ENDED JANUARY 31, 2006:
Reserve for refunds	$19,609	$79,778		$82,117		$17,270

YEAR ENDED JANUARY 31, 2005:
Reserve for refunds	$17,161	$82,880	(1)	$80,432	(1)	$19,609

YEAR ENDED JANUARY 31, 2004:
Reserve for refunds	$12,498	$76,366	(1)	$71,703	(1)	$17,161

(1)	The 2005 and 2004 additions and deductions for the reserve for refunds have been revised to present activity on a gross basis that was previously presented on a net basis.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Sharper Image Corporation

We have audited the financial statements of Sharper Image Corporation as of January 31, 2006 and 2005, and for each of the three fiscal years in the period ended January 31, 2006, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2006, and the effectiveness of the Company’s internal control over financial reporting as of January 31, 2006, and have issued our reports thereon dated May 1, 2006 (the report on the effectiveness of the Company’s internal control over financial reporting expressed an adverse opinion due to a material weakness); such financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California May 1, 2006

EXHIBIT INDEX

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (Registration No. 33-12755)).

3.1.1	Certificate of Amendment of the Restated Certificate of Incorporation, dated as of September 6, 2005 (Incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended July 31, 2005).

3.2	Amended and Restated Bylaws of Sharper Image Corporation as of June 6, 2005 (Incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarter ended April 30, 2005).

3.3	Form of Certificate of Designation of Series A Junior participating Preferred Stock. (Incorporated by reference to Exhibit 3.01 to Amendment No. 2 to the Registration Statement on Form S-2).

4.1	Form of Rights Certificate. (Incorporated by reference to Exhibit 4.01 to Amendment No. 2 to the Registration Statement on Form S-2).

4.2	Form of Rights Agreement dated June 7, 1999. (Incorporated by reference to Exhibit 4.02 to Amendment No. 2 to the Registration Statement on Form S-2).

10.1	Cash or Deferred Profit Sharing Plan, as amended. (Incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1 (Registration No. 33-12755)).

10.2	Cash or Deferred Profit Sharing Plan Amendment No. 3. (Incorporated by reference to Exhibit 10.15 to Form 10-K for fiscal year ended January 31, 1988).

10.3	Cash or Deferred Profit Sharing Plan Amendment No. 4. (Incorporated by reference to Exhibit 10.16 to Form 10-K for fiscal year ended January 31, 1988).

10.4	Form of Director Indemnification Agreement. (Incorporated by reference to Exhibit 10.42 to the Registration Statement on Form S-1 (Registration No. 33-12755)).

10.5	The Sharper Image 401(K) Savings Plan. (Incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-8 (Registration No. 33-80504) dated June 21, 1994).

10.6	Officer Non-Qualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.27 to Form 10-Q for the quarter ended October 31, 2003).

10.7	Employment Agreement dated October 21, 2002 between the Company and Richard Thalheimer. (Incorporated by reference to Exhibit 10.26 to Form 10-Q for the quarter ended October 31, 2003).

10.8

Loan and Security Agreement dated October 31, 2003 between the Company and Wells Fargo Retail Finance, LLC. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended October 31, 2003).

10.9

Agreement dated October 20, 2003 between the Company and Tracy Y. Wan to extend medical benefits beyond employment term with the Company (Incorporated by reference to Exhibit 10.16 to Form 10-K for the fiscal year ended January 31, 2005).

10.10	Lease Agreement dated May 11, 2004 between the Company and Sri Hills Plaza Venture LLC (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended April 30, 2004).

10.11

First Amendment to Loan and Security Agreement dated February 6, 2004, between the Company and Wells Fargo Retail Finance, LLC. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended October 31, 2004).

10.12

Second Amendment to Loan and Security Agreement dated July 6, 2004 between the Company and Wells Fargo Retail Finance, LLC. (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended October 31, 2004).

10.13	Form of Indemnification Agreement between the Company and Officers of the Company (Incorporated by reference to Exhibit 10.20 to form 10-K for the fiscal year ended January 31, 2005).

10.14

Third Amendment to Loan and Security Agreement dated February 18, 2005 between the Company and Wells Fargo Retail Finance, LLC. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed February 22, 2005).

10.15	Fourth Amendment to Loan and Security Agreement dated November 1, 2005 between the Company and Wells Fargo Retail Finance, LLC.

10.16

Fifth Amendment to Loan and Security Agreement dated February 2, 2006 between the Company and Wells Fargo Retail Finance, LLC. (Incorporated by reference to Exhibit 10.1 to form 8-K filed February 7, 2006).

10.17	Offer letter dated August 18, 2005 between the Company and Jeffrey P. Forgan (Incorporated by reference to Exhibit 10.1 to Form 8-K/A filed August 30, 2005).

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.