Form 10-Q
period 2006-04-30
SHARPER IMAGE CORP
filed 2006-06-09
CIK 811696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2006

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐                    Accelerated Filer  ☒                    Non-Accelerated Filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $0.01 par value, 14,958,460 shares as of June 7, 2006

SHARPER IMAGE CORPORATION

FORM 10-Q

For the Quarter Ended April 30, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Sharper Image Corporation

Condensed Balance Sheets

(In thousands, except share amounts)

	April 30, 2006	January 31, 2006 (See Note A)	April 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$29,702	$42,808	$28,623
Short-term investments	5,200	10,350	30,800
Accounts receivable, net of allowance for doubtful accounts of $1,495, $1,098 and $1,733	20,349	17,347	21,896
Merchandise inventories	91,556	104,298	123,054
Deferred income taxes	15,818	15,809	17,968
Prepaid income taxes	19,260	10,188	490
Prepaid expenses and other	10,394	9,685	10,455

Total Current Assets	192,279	210,485	233,286
Property and equipment, net	102,635	106,828	103,968
Deferred taxes and other assets	11,437	11,448	6,733

Total Assets	$306,351	$328,761	$343,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$33,198	$38,436	$37,432
Accrued expenses	11,055	16,173	21,909
Accrued compensation	4,653	4,705	6,270
Reserve for refunds	16,415	17,270	18,989
Revolving loan	593	237	—
Deferred revenue	36,656	35,814	31,809

Total Current Liabilities	102,570	112,635	116,409
Other liabilities	35,904	35,693	35,289
Commitments and contingencies	—	—	—

Total Liabilities	138,474	148,328	151,698

Stockholders’ Equity:
Preferred stock, $0.01 par value:
Authorized 3,000,000 shares: Issued and outstanding, none	—	—	—
Common stock, $0.01 par value:
Authorized 50,000,000 shares: Issued 14,953,720, 14,948,730 and 15,743,610 shares. Outstanding 14,953,720, 14,948,730 and 15,033,610	150	149	157
Additional paid-in capital	100,441	100,373	105,227
Retained earnings	67,286	79,911	97,964
Treasury stock	—	—	(11,059)

Total Stockholders’ Equity	167,877	180,433	192,289

Total Liabilities and Stockholders’ Equity	$306,351	$328,761	$343,987

See Notes to Condensed Financial Statements

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Sharper Image Corporation

Condensed Statements of Operations

(In thousands, except share and per-share amounts)

	Three Months Ended April 30,
	2006	2005
REVENUES:
Net sales	$104,044	$141,192
Delivery	2,630	3,479
List rental and licensing	174	211

	106,848	144,882

COSTS AND EXPENSES:
Cost of products	54,210	66,337
Buying and occupancy	20,394	18,827
Advertising	22,352	32,484
General, selling, and administrative	31,119	34,970

	128,075	152,618

OTHER INCOME:
Interest income	298	329
Interest expense	(77)	(32)
Other expense	—	(188)

	221	109

Loss Before Income Tax Benefit	(21,006)	(7,627)
Income tax benefit	(8,381)	(3,051)

Net Loss	$(12,625)	$(4,576)

Net Loss per Share
Basic	$(0.84)	$(0.30)

Diluted	$(0.84)	$(0.30)

Weighted Average Number of Shares
Basic	14,952,512	15,325,800
Diluted	14,952,512	15,325,800

See Notes to Condensed Financial Statements

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Sharper Image Corporation

Condensed Statements of Cash Flows

(In thousands)

	Three Months Ended April 30,
	2006	2005
Cash provided by (used for) operating activities:
Net loss	$(12,625)	$(4,576)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	6,941	6,197
Stock-based compensation related to Directors and employees	22	—
Tax benefit from stock option exercises	—	18
Deferred rent expenses and landlord allowances	(309)	(307)
Deferred income taxes	(9)	(3,051)
Loss on disposal of equipment	14	403
Change in operating assets and liabilities:
Accounts receivable	(3,002)	3,742
Merchandise inventories	12,742	984
Prepaid income taxes	(9,067)	(490)
Prepaid expenses and other	(695)	(239)
Accounts payable, reserve for refunds and accrued expenses	(11,263)	(19,183)
Deferred revenue, taxes payable and other liabilities	1,362	1,095

Cash used for operating activities	(15,889)	(15,407)

Cash provided by (used for) investing activities:
Property and equipment expenditures	(2,764)	(10,059)
Purchases of short-term investments	(1,500)	(13,000)
Sale of short-term investments	6,650	49,100

Cash provided by investing activities	2,386	26,041

Cash provided by (used for) by financing activities:
Repurchase of common stock	—	(9,279)
Proceeds from issuance of common stock resulting from stock options exercised	41	119
Principal borrowings on revolving loan credit facility	593	—
Principal payments on revolving loan facility	(237)

Cash provided by (used for) financing activities	397	(9,160)

Net increase (decrease) in cash and cash equivalents	(13,106)	1,474

Cash and cash equivalents at beginning of period	42,808	27,149

Cash and cash equivalents at end of period	$29,702	$28,623

Supplemental disclosure of cash paid for:
Interest expense	$60	$36
Income taxes	$822	$2,121

See Notes to Condensed Financial Statements

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Sharper Image Corporation

Notes to Condensed Financial Statements

Three-month periods ended April 30, 2006 and 2005

NOTE A - Interim Financial Statements

Basis of Presentation

The condensed balance sheets at April 30, 2006 and 2005, the related condensed statements of operations and cash flows for the three-month periods ended April 30, 2006 and 2005 have been prepared by Sharper Image Corporation (the “Company”) without audit. In the opinion of management, the condensed financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of April 30, 2006 and 2005, and for the three-month period then ended. The balance sheet at January 31, 2006, presented herein, has been derived from the audited balance sheet of the Company.

Certain information and footnote disclosures normally included in the notes to annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended January 31, 2006, which includes additional disclosures, including the Company’s significant accounting policies.

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

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which replaces SFAS No. 123, supersedes Accounting Principles Board (APB) No. 25 and related interpretations and amends SFAS No. 95, “Statement of Cash Flows.” The provisions of SFAS No. 123R are similar to those of SFAS No. 123; however, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statement as compensation cost based on their fair value on the date of the grant. The fair value of the share-based awards will be determined using an option-pricing model on the grant date. SFAS No. 123R is effective at the beginning of the first fiscal year beginning after June 15, 2005. The Company adopted SFAS No. 123R in the first quarter of fiscal 2006. Due to the accelerated vesting of certain stock options in fiscal 2005 and fiscal 2004, the adoption of SFAS No. 123R did not have a material impact on the Company’s financial statements upon adoption in the first quarter of 2006, although the future impact of the adoption of SFAS No. 123R is dependent upon the future issuance of stock option grants to the extent future grants are approved by the Company’s compensation committee.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of Accounting Research Bulletin No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. The provisions in SFAS No. 151 must be applied prospectively to the Company’s inventory costs incurred after January 1, 2006. The adoption of SFAS No. 151 did not have a material impact on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally recognized by way of a cumulative effect adjustment within net earnings during the period of change. SFAS No. 154 requires retrospective application to prior period financial statements, unless it is impracticable to determine either the period-special effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 did not have a material effect on its financial statements.

In October 2005, the FASB issued FSP FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” which addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. This FSP requires that rental costs associated with ground or building operating leases incurred during a construction period be recognized as rental expense and included in income from continuing operations. The guidance in this FSP shall be applied to the first reporting period beginning after December 15, 2005, with early adoption permitted. The adoption of FSP FAS 13-1 did not have a material impact on the Company’s financial statements.

NOTE B - Employee Stock Compensation

At April 30, 2006, the Company had stock-based compensation plans for employees and nonemployee directors which authorized the granting of various equity-based incentives including stock options.

Prior to February 1, 2006, the Company accounted for the plans under the measurement and recognition provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, permitted under Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). As a result, employee stock option-based compensation was included as a pro forma disclosure in the Notes to the Company’s Condensed Financial Statements for prior year periods.

Effective February 1, 2006, the Company adopted the recognition provisions of Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (“SFAS No. 123R”), using the modified-prospective transition method. Under this transition method, compensation cost in 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested, as of February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) all share-based payments granted subsequent to February 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for the prior periods have not been restated.

The Company recognized total equity-based compensation expense of $22,000 for the quarter ended April 30, 2006, which was recorded in selling, general, and administrative expenses. Compensation costs related to share-based compensation are generally amortized over the vesting period in selling, general and administrative expenses in the statement of operations.

Prior to adopting SFAS No. 123R, the Company presented all benefits from tax deductions arising from equity-based compensation as cash provided by operating activities in the Condensed Statement of Cash Flows. SFAS No. 123R requires that the tax benefits in excess of the compensation cost recognized for those exercised options be classified as cash provided by financing activities. No excess tax benefit was included in net cash provided by financing activities for the first quarter ended April 30, 2006.

The weighted-average fair value of stock options granted during the three-month periods ended April 30, 2006 and April 30, 2005 was $9.40 and $15.56 per share, respectively. As of April 30, 2006, there was $66,200 (before any related tax benefit) of unrecognized compensation cost related to non-vested share-based compensation that is expected to be recognized over the remainder of fiscal 2006.

The following table illustrates the effect on net loss and net loss per common share if we had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation during the stated period:

Three Months Ended April 30, 2005
Net loss, as reported	$(4,576,000)
Add: Total stock-based employee compensation benefit determined under fair value based method for all awards, net of related tax effect	(234,000)

Pro forma net loss	$(4,810,000)
Basic and diluted net loss per weighted average share:
As reported	$(0.30)
Pro forma	$(0.31)

Stock Options

Options to purchase common stock are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Each stock option generally has a vesting period of four to six years, is priced at 100% of the fair market value at the date of the grant and is generally exercisable for a period of up to ten years from the date of the grant. The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option-pricing model.

The table below presents the weighted-average assumption used in the model for the quarters ended April 30, 2006 and 2005. The expected life of the options represents the period of time the options are expected to be outstanding and is based on the guidance provided in SEC Staff Accounting Bulletin No. 107 on Share-Based Payment. Expected stock price volatility is based on consideration of historical and implied volatilities as well as the volatilities of other entities in the Company’s industry. The risk–free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and that has a term equal to the expected life.

Weighted average assumptions

	Three Months Ended April 30,
	2006	2005
Expected life of options (years)	5	5
Expected stock price volatility	52.58%	48.02%
Risk-free interest rate	4.95%	4.00%
Expected dividend yield	0%	0%

A summary of the activity under the stock option plans for the quarter ended April 30, 2006 is as follows:

	Number of Options	Weighted average exercise price
Balance at January 31, 2006	3,040,207	$15.21
Granted	12,500	$9.40
Exercised	(4,990)	$8.16
Canceled	—	—

Balance at April 30, 2006	3,047,717	$15.20

The aggregate intrinsic value of options exercised during the quarter ended April 30, 2006 and the quarter ended April 30, 2005 were $14,665 and $44,000, respectively.

The following table summarizes information concerning outstanding and exercisable options as of April 30, 2006.

Options outstanding				Options exercisable
Range of exercise prices	Number of options outstanding	Weighted average remaining contractual Life (years)	Weighted average exercise price	Number of options exercisable	Weighted average exercise price
$ 2.00 — $ 3.99	5,533	2.5	$3.54	5,533	$3.54
4.00 — 7.99	208,480	6.0	6.89	152,400	6.88
8.00 — 11.99	1,007,764	5.0	9.53	1,007,764	9.53
12.00 — 14.99	851,040	8.8	13.55	851,040	13.55
15.00 — 23.99	561,700	7.9	22.39	561,700	22.39
24.00 — 35.99	413,200	8.9	27.00	413,200	27.00

$ 2.00 — $35.99	3,047,717	7.2	$15.20	2,991,637	$15.36

The aggregate intrinsic value of options outstanding and options exercisable at April 30, 2006 was $8.6 million and $8.1 million respectively. Options outstanding at April 30, 2006 had a weighted-average remaining contractual life of 6.7 years.

NOTE C - Earnings per Share

Basic earnings per share is computed as net income available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares to be issued through stock option exercises.

	Three Months Ended April 30,
	2006	2005
Net loss	$(12,625,000)	$(4,576,000)
Average shares of common stock outstanding during the period	14,952,512	15,325,800

Basic loss per share	$(0.84)	$(0.30)

Average shares of common stock outstanding during the period	14,952,512	15,325,800
Add:
Assumed options exercised due to exercise price being less than average market price net of assumed stock repurchases	—	—

Diluted weighted average number of shares outstanding	14,952,512	15,325,800

Diluted loss per share	$(0.84)	$(0.30)

The potential effects of stock options were excluded from the diluted earnings per share for the three-month periods ended April 30, 2006 and 2005 because their inclusion in net loss periods would be anti-dilutive to the earnings per share calculation. For the three months ended April 30, 2006 and April 30, 2005, options to purchase 1,825,840 and 1,021,140 shares, respectively, had exercise prices which exceeded the average stock price for those periods.

NOTE D - Revolving Loan and Notes Payable

The Company has a revolving secured credit facility with Wells Fargo Bank, National Association. The credit facility allows borrowings against a “borrowing base” determined by inventory levels and specified accounts receivable. The credit facility is secured by the Company’s inventory, accounts receivable, and specified other assets.

On February 2, 2006, the Company entered into an amendment to the credit facility. The amendment extended the maturity date to February 2, 2010, and allows borrowings and letters of credit up to a maximum of $55 million. In addition, through October 31, 2007, the Company may, at its option, seek to increase the maximum credit amount by up to $30 million on no more than five occasions in minimum increments of $5 million, provided that at no time shall the maximum credit amount exceed $85 million. Borrowings under the amended credit facility bear interest at either the LIBOR rate plus a margin ranging from 1.25% to 1.75% based on average excess availability or at Wells Fargo’s prime rate less up to 0.25% based on average excess availability. As of April 30, 2006, the interest rate on outstanding borrowings was 7.50%.

The credit facility contains financial covenants that only apply during an event of default or when the borrowing base is drawn below a specified level. These financial covenants require the Company to maintain a minimum EBITDA (as defined) on a rolling 12-month basis of $25 million and to maintain capital expenditures below a specified level based on the Company’s projections. The credit facility contains limitations on incurring additional indebtedness and making additional investments and does not permit a change of control. As of April 30, 2006, letter of credit commitments outstanding under the credit facility were $3.6 million and $0.6 million of borrowings were outstanding. The Company believes that it is in compliance with all of its debt covenants as of April 30, 2006.

NOTE E - Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities. Except as noted below, management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

On or before April 15, 2006, there were five Class Actions filed against the Company alleging inaccurate advertising on the Ionic Breeze Quadra, including its failure to perform as claimed. The actions are filed on behalf of purchasers of the Ionic Breeze Quadra in the State Courts of California (San Francisco) and Florida (Jacksonville), as well as the U.S. District Courts of Maryland and Florida (Miami). Only the San Francisco action has been certified for class representation, a ruling which is on appeal by the Company. The Florida State Court action is stayed pending resolution of the ongoing San Francisco case. The Maryland case has been dismissed. The Florida federal cases are in the initial stages of procedure. The Company believes these lawsuits, which are virtually identical, are without merit and has been and intends to continue resisting them vigorously. Recognizing that the combined claims of the plaintiffs, if fully successful, would result in several millions of dollars of liability, the Company does not believe that the ultimate resolution of these lawsuits will have a material adverse effect on the financial position of the Company, although an adverse outcome in one or more of these lawsuits will have a material adverse effect on the results of operations for any one period. Further, litigation can consume substantial financial and management resources and no assurances can be given that any adverse outcome would not be material to the financial position of the Company.

NOTE F - Stockholders’ Equity

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

On January 23, 2006, the Compensation Committee of the Board of Directors of Sharper Image Corporation (the “Company”) approved the accelerated vesting of all unvested options with an exercise price of and in excess of $11.95. This accelerated vesting, which became effective on the date of approval, affects options to purchase approximately 747,000 shares of the Company’s common stock with exercise prices ranging from $11.95 to $21.99. The acceleration did not apply to unexpired options held by former employees.

The accelerated vesting is expected to eliminate future compensation expense the Company would otherwise recognize in its income statement with respect to such accelerated options once SFAS No. 123R became effective on February 1, 2006. The estimated maximum future pre-tax expense that is eliminated is approximately $5.4 million. The Company incurred compensation expense beginning in the first quarter of 2006 in connection with the adoption of SFAS No. 123R.

On January 24, 2005, the Company’s Compensation Committee of the Board of Directors approved the accelerated vesting of all unvested options awarded to employees and officers which had exercise prices greater than $22 per share. Options to purchase approximately 875,000 shares became exercisable immediately as a result of the vesting acceleration.

NOTE G - Segment Information

The Company classifies its business interests into three reportable segments: retail stores, catalog and direct marketing, and Internet. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note A of the 2005 Annual Report. The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income tax expense or benefit. The Company’s reportable segments are strategic business units that offer essentially the same products and utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. The Company does not have intersegment sales, but the segments are managed separately because each segment has different channels for selling the product.

Financial information for the Company’s business segments is as follows:

	Three Months Ended April 30,
(In thousands)	2006	2005
Revenues:
Stores	$56,763	$78,308
Catalog and Direct Marketing	23,545	27,902
Internet	17,198	23,159
Other	9,342	15,513

Total Revenues	$106,848	$144,882

Operating Contributions:
Stores	$(7,235)	$1,890
Catalog and Direct Marketing	(2,157)	(3,312)
Internet	(1,240)	2,845
Unallocated	(10,374)	(9,050)

Loss before income tax benefit	$(21,006)	$(7,627)

PART I - FINANCIAL INFORMATION

ITEM 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Results of Operations and Financial Condition contained in our report on Form 10-K as filed with the Securities and Exchange Commission. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements may include but are not limited to statements regarding our future products and enhancements, business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Form 10-Q. Additionally, statements concerning future matters such as the development of new products or enhancements, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements. All forward-looking statements in this Form 10-Q are based upon information available to us as of the date hereof, and we assume no obligation to revise or update any such forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Form 10-Q. Actual results could differ materially from our current expectations. Factors that could cause or contribute to such differences include, but are not limited to those set forth in Part I, “Item 1A Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended January 31, 2006.

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

Our total revenues decreased 26.3% to $106.8 million in the quarter ended April 30, 2006 from $144.9 million in the quarter ended April 30, 2005. This decrease was due primarily to a decrease in the sale of our Sharper Image Design and Sharper Image branded products, in particular, our air purification line of products and massage chairs. Also contributing to the decrease in total revenues was a decrease in sales of a particular group of third-party branded electronic products and general decreases in other product categories. Comparable store sales decreased 29.3%.

Our store operations generated the highest proportion of our sales, representing 53.1% and 54.0% of total revenues for the quarters ended April 30, 2006 and 2005, respectively. As of April 30, 2006, we operated 191 The Sharper Image stores in 37 states and the District of Columbia. During fiscal 2005, The Sharper Image opened 20 new stores and closed five stores at lease maturity. The Company plans to increase its number of stores by approximately six to eight new stores during fiscal 2006. During the first fiscal quarter, the Company opened two new stores, closed one store at lease maturity and remodeled one existing store. Our catalog and direct marketing operations, including revenue generated directly from catalogs, print advertising, single product mailers and television infomercials, generated 22.0% and 19.3% of our total revenues for the quarters ended April 30, 2006 and 2005, respectively. Our Internet operations generated 16.1% and 16.0% of total revenues in the quarters ended April 30 2006 and 2005, respectively.

One of our goals is to continue to generate a high percentage of total revenues from our Sharper Image Design and Sharper Image branded products, which typically generate higher margins than our third party branded products. The percentage of our total revenues attributable to Sharper Image Design and Sharper Image branded products was approximately 71% in the quarter ended April 30, 2006, decreasing from approximately 72% in the quarter ended April 30, 2005.

Our business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the holiday season. A substantial portion of our total revenues, and all or most of our net earnings, occur in our fourth fiscal quarter ending January 31. In addition, similar to many retailers, we make merchandising and inventory decisions for the holiday season well in advance of the holiday selling season. Accordingly, unfavorable economic conditions or deviations from projected demand for products during the fourth quarter could have a material adverse effect on our financial position or results of operations for the entire fiscal year. The fourth quarter accounted for approximately 40% of total revenues in both fiscal 2005 and 2004. In addition, the fourth quarter accounted for substantially all of our net earnings in fiscal 2004 and was the only quarter in which we had an operating profit in fiscal 2005.

RESULTS OF OPERATIONS

A summary of our operating results is presented below. This discussion includes our results presented on the basis required by Generally Accepted Accounting Principles.

	Three Months Ended April 30,
	2006	2005
Percentage of Total Revenues
Revenues:
Net store sales	53.1%	54.0%
Net catalog and direct marketing sales	22.0	19.3
Net Internet sales	16.1	16.0
Net wholesale sales	6.1	8.2
Delivery and other	2.7	2.5

Total Revenues	100.0%	100.0%
Costs and Expenses:
Cost of products	50.7	45.8
Buying and occupancy	19.1	13.0
Advertising	20.9	22.4
General, selling and administrative	29.2	24.2
Other income (net)	0.2	0.1

Loss before income tax benefit	(19.7)	(5.3)
Income tax benefit	(7.8)	(2.1)

Net loss	(11.9)%	(3.2)%

The following table sets forth the components of total revenues for the periods indicated.

	Three Months Ended April 30,
	2006	2005
Revenues (dollars in thousands)
Net store sales	$56,763	$78,308
Net catalog and direct marketing sales	23,545	27,902
Net Internet sales	17,198	23,159
Net wholesale sales	6,538	11,823

Total Net Sales	104,044	141,192
Delivery and other	2,804	3,690

Total Revenues	$106,848	$144,882

Revenues

Net sales for the three-month period ended April 30, 2006 decreased $37.1 million, or 26.3%, from the comparable three-month period of the prior year. Returns and allowances for the three-month period ended April 30, 2006 were 10.3% of sales, as compared to 12.5% for the comparable prior year period. The decrease in net sales was primarily attributable to decreases in net sales from stores of $21.5 million; catalog and direct marketing of $4.3 million; Internet operations of $6.0 million; and wholesale sales of $5.3 million. The decrease in the returns and allowances percentage was due primarily to an increase in returns of our air purification line of products in 2005 and lower sales of air purification products in 2006 due to increased competition and negative media coverage of the product line.

The decrease in total revenues for the first quarter of fiscal 2006, as compared to the first quarter of fiscal 2005 was due primarily to a decrease in the sales of our Sharper Image Design proprietary products and Sharper Image branded products, particularly, our air purification line of products and massage chairs due to negative media coverage, increased competition and decreased advertising specifically designed for these products. The decrease in our massage chair product line resulted from increased competition at lower price points for similar products. Also contributing to the decrease in total revenues was a decrease in sales of a particular group of third-party branded electronic products and general decreases in other product categories. Sharper Image Design proprietary products and private label products decreased from approximately 72% of net sales in the first quarter of fiscal 2005 to approximately 71% in the first quarter of fiscal 2006. We believe that the continued development and introduction of new and popular products is a key strategic objective and important to our future success.

For the three-month period ended April 30, 2006, as compared with the same period last year, net store sales decreased $21.5 million, or 27.5% from the comparable prior year period. The decrease in net store sales for the three-month period ended April 30, 2006 as compared with the same prior year period reflects a comparable store sales decrease of 29.3%, a 25.6% decrease in transactions and a 0.6% decrease in average revenue per transaction. The decreases in comparable store sales and in transactions were primarily attributable to decreases in sales of the air purification, massage chair product lines, a particular group of third-party branded electronic products, general decreases in other product categories and decreases in advertising. The impact of negative comparable store sales was partially offset by the opening of 11 net new stores since the first quarter of fiscal 2005.

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

For the three-month period ended April 30, 2006, net catalog and direct marketing sales, which includes sales generated from catalog mailings, single product mailers, print advertising and television infomercials, decreased $4.3 million, or 15.6%, as compared with the same period last year. This decrease was driven primarily by a 53.3% decrease in The Sharper Image catalog pages circulated and a 37.2% decrease in The Sharper Image catalogs circulated, a 61.9% decrease in single product mailers circulated, a 38.6% decrease in print media advertising spending, a 10.7% decrease in television infomercial advertising spending, and a 57.1% decrease in radio advertising spending. The decrease in net catalog and direct marketing sales for the first quarter of fiscal 2006 reflects a decrease of 27.8% in transactions, partially offset by a 17.6% increase in average revenue per transaction as compared with the same prior year period.

For the three-month period ended April 30, 2006, Internet sales from our sharperimage.com Web site, which includes the Sharper Image’s eBay auction site, decreased $6.0 million, or 25.7% from the same period last year. This decrease was attributable to a 16.1% decrease in transactions, and a 5.1% decrease in average revenue per transaction as compared to the same quarter last year. The decreases in Internet sales and transactions were also due to a 31.6% decrease in Internet advertising, which includes paid-for search engine key word placement and revenue share costs incurred for affiliate programs.

For the three-month period ended April 30, 2006, wholesale sales decreased $5.3 million, or 44.7% from the same period of the prior year. The decrease is attributable primarily to decreasing Sharper Image Design product sales to our existing wholesale customer base, particularly of the air purification line of products. We believe that the wholesale business will continue to strengthen our brand name and broaden our customer base. We also believe that although the additional wholesale business should add to overall company sales and profitability, it may put pressure on our own Sharper Image sales increases and may reduce gross margin rate performance.

Cost of Products

Cost of products for the three-month period ended April 30, 2006 decreased $12.1 million, or 18.3%, from the comparable prior year period. The gross margin rate for the first quarter of fiscal 2006 was 49.3%, compared to 54.2% in the same period of the prior year due to a decrease in sales of Sharper Image Design proprietary and Sharper Image branded products, which generally have higher gross margin rates. In addition, during the first fiscal quarter of 2006, we offered selected promotional programs in our efforts to manage inventory and stimulate sales. The negative impact of these promotional programs was partially lessened by a decrease in sales of a group of third-party electronics, which carries lower gross margins.

Our gross margin rate fluctuates with our merchandise mix, primarily Sharper Image Design proprietary and Sharper Image branded products, which changes as we make new items available in various categories or introduce new proprietary products. The variation in merchandise mix from category to category from year to year is characteristic of our sales results being driven by individual products rather than by general lines of merchandise. Additionally, use of auction sites and other selected promotional activities, such as free shipping offers, will, in part, tend to reduce our gross margin rate. Our gross margins may not be comparable to those of other retailers, since some retailers include the costs related to their distribution network in cost of products while we, and other retailers, exclude them from gross margin and include them instead in general, selling and administrative expenses. We cannot accurately predict future gross margin rates, although our goal is to continue to increase sales of Sharper Image Design proprietary and Sharper Image branded products to capitalize on the higher gross margins realized on these products.

Buying and Occupancy

Buying and occupancy costs for the three-month period ended April 30, 2006 increased $1.6 million, or 8.3%, from the comparable prior year period. The increase reflects the occupancy costs associated with the 11 net new stores opened since April 30, 2005 and rent increases associated with lease renewals, partially offset by the occupancy costs of the five Sharper Image stores closed at lease maturity since April 30, 2005. Buying and occupancy costs as a percentage of total revenues increased to 19.1% for the first quarter of 2006 from 13.0% for the first quarter of 2005 due to lower-than expected sales in all channels. In fiscal 2005, we opened a total of 20 new stores. As of April 30, 2006, we have opened two new stores, closed one store at lease maturity and remodeled one existing store. We expect to open four to six additional new stores in fiscal 2006. We cannot assure you we will achieve that number of store openings.

Advertising

Advertising for the three-month period ended April 30, 2006 decreased $10.1 million, or 31.2%, from the comparable prior year period. The decrease in advertising expense was attributable primarily to a 53.3% decrease in the number of The Sharper Image catalog pages circulated and a 37.2% decrease in the number of The Sharper Image catalogs circulated, a 61.9% decrease in the number of single product mailers circulated, a 38.6% decrease in print media advertising spending, a 10.7% decrease in television infomercial advertising spending, a 30.8% decrease in Internet advertising spending, which includes search engine keyword placement and revenue share costs incurred for affiliate programs and a 57.1% decrease in radio advertising spending.

Advertising expenses as a percentage of total revenues decreased to 20.9% in the first quarter of fiscal 2006 compared to 22.4% in the first quarter of fiscal 2005. Our advertising strategy will continue to be an important factor in our future revenue growth. However, we expect to review the return on investment of our advertising campaigns to ensure that advertising costs are reasonable and effective for us. We currently expect to continue to spend on advertising and marketing at significant levels in fiscal 2006, but at significantly lower levels than in fiscal 2005. While we continue to plan to decrease overall advertising expenditures by 30% in fiscal 2006, as outlined in our January 31, 2006 Form 10-K, spending dedicated to specific advertising channels may shift as we evaluate our advertising campaigns. We have revised our original advertising strategy for fiscal 2006 by increasing our planned catalog page count and circulation in the second half of our fiscal year.

General, Selling and Administrative Expenses

General, selling and administrative, or GS&A, expenses for the three-month period ended April 30, 2006 decreased $3.9 million, or 11.0%, from the comparable prior year period. Contributing to this was a decrease of $3.6 million due primarily to variable expenses from decreased net sales, offset by an increase of $0.8 million in expenses related to the 11 net new stores opened after April 30, 2005. Also contributing to the decrease were decreases of $0.5 million for distribution center shipping costs incurred for product delivery to our stores, $0.2 million in uncollectibles and $0.2 million related to travel expenses.

Other Income and Expense

The increase in other income for the three-month period ended April 30, 2006 was due primarily to other expenses incurred as a result of the disposal of certain fixed assets that occurred in the prior year period that did not occur in the current year period. This increase was partially offset by a net decrease in interest earned.

Liquidity and Capital Resources

We met our short-term liquidity needs and our capital requirements in the three-month period ended April 30, 2006 with cash generated by operations, existing cash balances and trade credits.

Net cash used by operating activities totaled $15.9 million for the first quarter of fiscal 2006. Net cash used by operating activities increased by $0.5 million from the first quarter of fiscal 2005, which was due to a decrease in net earnings, a decrease in accounts payable and accrued expenses balances, offset by a decrease in inventory balances between our fiscal year end and the end of the first quarter.

Net cash provided by investing activities totaled $2.4 million for the first quarter of fiscal 2006, which was primarily due to net redemptions of short-term investments of $5.2 million. We also used $2.8 million for capital expenditures relating to new and remodeled stores, technological enhancements and tooling costs for Sharper Image Design products. Net cash provided by investing activities totaled $26.0 million in the first fiscal quarter of 2005, which was primarily a result of net redemptions of $36.1 million of short-term investments, partially offset by capital expenditures of $10.0 million.

Net cash provided by financing activities totaled $0.4 million during the first quarter of fiscal 2006, which was primarily the result of proceeds from the issuance of common stock and borrowings on our revolving loan credit facility. During the first fiscal quarter of 2005, we used $9.3 million for the repurchase of our common stock.

For fiscal 2006, we plan to slow our new store unit growth. As of April 30, 2006, we have opened two new stores, closed one store at lease maturity and remodeled one existing store. We expect to open four to six additional new stores and remodel six to eight of our existing store locations in fiscal 2006. We plan to continue our capital investment in tooling costs for proprietary products and to continue the enhancement of our technological systems, although at a more moderate pace than the two previous years. We believe that our total capital expenditures for fiscal 2006 will be approximately $12 million to $15 million.

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

The credit facility contains financial covenants that only apply during an event of default or when the borrowing base is drawn below a specified level. These financial covenants require the Company to maintain a minimum EBITDA (as defined) on a rolling 12-month basis of $25 million and to maintain capital expenditures below a specified level based on the Company’s projections. The credit facility contains limitations on incurring additional indebtedness, making additional investments and permitting a change of control. As of April 30, 2006, letter of credit commitments outstanding under the credit facility were $3.6 million and borrowings outstanding were $0.6 million. The Company believes that it is in compliance with all of its debt covenants as of April 30, 2006.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which replaces SFAS No. 123, supersedes Accounting Principles Board (APB) No. 25 and related interpretations and amends SFAS No. 95, “Statement of Cash Flows.” The provisions of SFAS No. 123R are similar to those of SFAS No. 123; however, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statement as compensation cost based on their fair value on the date of the grant. The fair value of the share-based awards will be determined using an option-pricing model on the grant date. SFAS No. 123R is effective at the beginning of the first fiscal year beginning after June 15, 2005. The Company adopted SFAS No. 123R in the first quarter of fiscal 2006. Due to the accelerated vesting of certain stock options in fiscal 2005 and fiscal 2004, the adoption of SFAS No. 123R did not have a material impact on the Company’s financial statements upon adoption in the first quarter of 2006, although the future impact of the adoption of SFAS No. 123R is dependent upon the future issuance of stock option grants to the extent future grants are approved by the Company’s compensation committee.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of Accounting Research Bulletin No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. The provisions in SFAS No. 151 must be applied prospectively to the Company’s inventory costs incurred after January 1, 2006. The adoption of SFAS No. 151 did not have an impact on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a Replacement of APB No. 20 and SFAS No. 3.” SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally recognized by way of a cumulative effect adjustment within net earnings during the period of change. SFAS No. 154 requires retrospective application to prior period financial statements, unless it is impracticable to determine either the period-special effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 did not have a material effect on its financial statements.

In October 2005, the FASB issued FSP FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” which addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. This FSP requires that rental costs associated with ground or building operating leases incurred during a construction period be recognized as rental expense and included in income from continuing operations. The guidance in this FSP shall be applied to the first reporting period beginning after December 15, 2005, with early adoption permitted. The adoption of FSP FAS 13-1 did not have a material impact on the Company’s financial statements.

Seasonality

Our business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the holiday shopping season. In the past years, a substantial portion of our total revenues and all or most of our net earnings have occurred in the fourth quarter ending January 31. The results of operations for these interim periods are not necessarily indicative of the results for the full fiscal year.

PART I - FINANCIAL INFORMATION

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risks, which include changes in interest rates and, to a lesser extent, foreign exchange rates. The Company does not engage in financial transactions for trading or speculative purposes.

The interest payable on the Company’s credit facility is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on existing variable debt rose 0.725% (10% from the bank’s reference rate) during the period ended April 30, 2006, the Company’s results from operations and cash flows would not have been materially affected. In addition, the Company has fixed and variable income investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio.

The Company enters into a significant amount of purchase obligations outside of the U.S. that are settled in U.S. Dollars, and therefore has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that foreign currency exchange risk is immaterial.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)), as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of the end of the period covered by this quarterly report. As described more fully below, because the Company has not substantially completed its remediation of the material weakness identified as of January 31, 2006, our Chief Executive Officer and our Chief Financial Officer have concluded that based on such evaluation, the Company’s disclosure controls and procedures were not effective as of April 30, 2006.

Internal Control over Financial Reporting

In connection with the preparation of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006, the Company conducted its assessment of the effectiveness of its internal control over financial reporting as of January 31, 2006, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. In connection with this annual assessment management identified a material weakness and therefore concluded that as of January 31, 2006 the Company’s internal control over financial reporting was not effective. The material weakness was that as of January 31, 2006, the Company failed to design and implement adequate controls over the selection and application of accounting policies for complex, non-routine transactions and the Company did not timely close the books at year end.

As of the end of the period covered by this report, the Company has taken substantial steps towards improving the financial control related to the material weakness described above. The Company believes it has implemented controls related to accounting for complex, non-routine transactions as the Company has enhanced its control process regarding preparation and review of complex, non-routine transactions. The Company has taken steps to improve the timeliness of closing the books as the Company has hired additional accounting personnel and is actively seeking more personnel to assist in the closing process.

The Company believes that these corrective actions have substantially remediated the material weakness described above, but is not yet in a position to conclude that the material weakness no longer exists.

Except as described above, there have been no other changes during the period ended April 30, 2006 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Matters

The Company is party to various legal proceedings arising from normal business activities. Except as noted below, management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

On or before April 15, 2006, there were five Class Actions filed against the Company alleging inaccurate advertising on the Ionic Breeze Quadra, including its failure to perform as claimed. The actions are filed on behalf of purchasers of the Ionic Breeze Quadra in the State Courts of California (San Francisco) and Florida (Jacksonville), as well as the U.S. District Courts of Maryland and Florida (Miami). Only the San Francisco action has been certified for class representation, a ruling which is on appeal by the Company. The Florida State Court action is stayed pending resolution of the ongoing San Francisco case. The Maryland case has been dismissed. The Florida federal cases are in the initial stages of procedure. The Company believes these lawsuits, which are virtually identical, are without merit and has been and intends to continue resisting them vigorously. Recognizing that the combined claims of the plaintiffs, if fully successful, would result in several millions of dollars of liability, the Company does not believe that the ultimate resolution of these lawsuits will have a material adverse effect on the financial position of the Company, although an adverse outcome in one or more of these lawsuits will have a material adverse effect on the results of operations for any one period. Further, litigation can consume substantial financial and management resources and no assurances can be given that any adverse outcome would not be material to the financial position of the Company.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended January 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

ITEM 6. Exhibits

Exhibits

10.1	Agreement dated as of May 9, 2006 among the Company, Richard J. Thalheimer, the Thalheimer Entities (as defined therein) and the Knightspoint Entities (as defined therein) (Incorporated by reference to Exhibit 10.1 to form 8-K filed May 12, 2006).

10.2	Amendment No. 1, dated as of May 9, 2006, to the Rights Agreement, dated as of June 7, 1999, between the Company and Mellon Investor Services LLC (f/k/a ChaseMellon Shareholder Services, L.L.C.) (Incorporated by reference to Exhibit 10.2 to form 8-K filed May 12, 2006).

10.3	Employment Agreement, dated as of May 10, 2006, between the Company and Jeffrey P. Forgan (Incorporated by reference to Exhibit 10.3 to form 8-K filed May 12, 2006).

10.4	Employment Agreement, dated as of May 10, 2006, between the Company and Tracy Y. Wan (Incorporated by reference to Exhibit 10.4 to form 8-K filed May 12, 2006).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHARPER IMAGE CORPORATION

Date: June 9, 2006	by:	/s/ Tracy Y. Wan
Tracy Y. Wan
President
Chief Operating Officer

	by:	/s/ Jeffrey P. Forgan
Jeffrey P. Forgan
Executive Vice President
Chief Financial Officer