Form 10-K/A
period 2006-01-31
SHARPER IMAGE CORP
filed 2007-03-01
CIK 811696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant based on the reported last sale price for the common stock on the NASDAQ National Market on July 31, 2005, was $176,980,568

As of February 28, 2007 14,973,397 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference in the Registrant’s Annual Report on Form 10-K.

EXPLANATORY NOTE

Sharper Image Corporation is filing this Amendment No. 1 to its Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 1, 2006. This filing amends and restates our previously reported financial statements for the three fiscal years ended January 31, 2006 to reflect non-cash compensation expense associated with the issuance of stock options, as discussed in Note B to the Financial Statements.

As previously reported, our Board of Directors voluntarily initiated an independent review of our historical stock option practices and related accounting matters. The review was conducted by a special committee of the Board with the assistance of independent legal counsel and independent accounting experts. The Special Committee’s review included all employee stock options granted from fiscal year 1994 (the fiscal year ended January 31, 1995) through 2005 (the fiscal year ended January 31, 2006). The Special Committee has completed its review, and its findings and recommendations have been accepted by the Board of Directors. Based on its review, the Special Committee concluded that the documentary evidence did not support the measurement dates the Company originally used to determine compensation expense for most option grants to employees made during the fiscal years ending January 31, 1996 through January 31, 2006. The Special Committee recommended the use of alternate measurement dates with respect to these grants. For purposes of accounting for option grants, Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) provides that the measurement date occurs when both the number of shares that the employee is entitled to receive is fixed and the exercise price associated with the grant is known. With respect to the option grants under review, the Special Committee sought to determine, based on the available evidence for each of the grants, when all prerequisites had been met in order to determine the proper measurement date for each of the granted options. In addition to the foregoing, the Special Committee's review indicated that in several instances, options were granted with measurement dates immediately preceding, or immediately after, Company press releases; however, the Special Committee has determined that the timing of such grants does not, in and of itself, require any accounting adjustments.

We have determined in situations in which the closing price of our common stock on the measurement date exceeded the stated exercise price on the original grant date, recognition of stock-based compensation expense and related tax effects is required. We have recorded non-cash compensation expense of $17.7 million, approximately $10.5 million after tax, in the aggregate over the fiscal years 1995 through 2005. This compensation expense results in a net decrease to pre-tax earnings in fiscal 2001 to fiscal 2005 of an aggregate of $12.8 million. Of this amount, $6.2 million relates to options originally granted in fiscal years prior to fiscal 2001. As of February 1, 2006 (the first day of our 2006 fiscal year), the aggregate amount of unamortized compensation expense relating to these option grants totaled approximately $0.1 million.

This Amendment No. 1 amends and restates the following items of our Form 10-K as affected by the review of our historical stock option practices and related accounting matters: (i) Part II, Item 6—Selected Financial Data; (ii) Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations; (iii) Part II, Item 8 – Financial Statements and Supplementary Data; (iv) Part II, Item 9A – Controls and Procedures; and, (v) Part IV, Item 15 – Exhibits and Financial Statement Schedules.

All information in our Annual Report on Form 10-K for the fiscal year ended January 31, 2006, as amended by this Amendment No. 1, speaks as of the date of the original filing of our Form 10-K for such period and does not reflect any subsequent information or events, except as expressly noted in this Amendment No. 1 and except for Exhibits 31.1, 31.2, 32.1 and 32.2. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our reports, as amended, filed with the Securities and Exchange Commission subsequent to the date of the initial filing of our Annual Report on Form 10-K for the fiscal year ended January 31, 2006.

FORWARD-LOOKING STATEMENTS

This Amendment No. 1 to the Annual Report on Form 10-K/A and the documents incorporated herein by reference of Sharper Image Corporation (referred to as the “Company,” “The Sharper Image,” “Sharper Image,” “it,” “we,” “our,” “ours” and “us”) contain forward-looking statements within the meaning of federal securities laws that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by the Company’s management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or variations of such words and similar expressions, are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. These risks include, among other factors, whether the Company’s stock remains listed on the NASDAQ Global Market, the Company’s ability to continue to find or develop and to offer attractive merchandise to customers, the market potential for products in design, changes in business and economic conditions, risks associated with the expansion of its retail store, catalog and Internet operations, and changes in the competitive environment in which it operates. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the statements set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

i

SHARPER IMAGE CORPORATION

AMENDMENT NO. 1 TO

ANNUAL REPORT ON FORM 10-K/A

FISCAL YEAR ENDED JANUARY 31, 2006

PART II

ITEM 6. SELECTED FINANCIAL DATA

The Company’s restated financial statements as of January 31, 2006 and 2005 and for each of the three fiscal years in the period ended January 31, 2006, audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, are included in Item 8, “Financial Statements and Supplementary Data” of this Amendment No. 1 on Form 10-K/A. The following historical operating results data for the years ended January 31, 2006, 2005 and 2004 and balance sheet data as of January 31, 2006 and 2005 has been derived from the restated financial statements of the Company included herein. The operating results data for the years ended January 31, 2003 and 2002 and balance sheet data as of January 31, 2004, 2003 and 2002 are derived from restated financial statements of the Company not included herein. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto of the Company included elsewhere in this document. All fiscal years have been restated herein to reflect adjustments related to non-cash compensation expense associated with the issuance of options granted from fiscal year 1995 through fiscal 2005. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement of Financial Statements” and Note B, “Restatement of Financial Statements” in the Notes to Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Amendment No. 1 on Form 10-K/A.

Dollars are in thousands except for earnings per share and statistics	Fiscal Year Ended January 31,
	2006 (Fiscal 2005)		2005 (Fiscal 2004)		2004 (Fiscal 2003)		2003 (3) (Fiscal 2002)	2002 (3) (Fiscal 2001)
	As Restated		As Restated		As Restated		As Restated	As Restated
Operating Results
Revenue	$668,993		$760,003		$647,511		$513,769	$389,105
Earnings (loss) before income taxes	(28,882)		20,333		37,206		23,551	(2,688)
Net earnings (loss)	(16,136)		11,555		20,961		13,895	(1,637)
Earnings (loss) per common share—
Basic	$(1.07	)(1)	$0.74	(1)	$1.45	(1)	$1.13	$(0.14)
Diluted	$(1.07	)(1)	$0.71	(1)	$1.38	(1)	$1.07	$(0.14)

Balance Sheet Data
Working capital	$95,490		$131,028		$127,108		$67,830	$51,411
Total assets	326,401		376,100		315,333		215,724	163,592
Long-term notes payable	—		—		—		—	2,033
Stockholders’ equity	182,045		207,174		185,925		117,525	94,956
Current ratio	1.85		1.95		2.14		1.75	1.83

Statistics
Number of stores at year end	190		175		149		127	109
Comparable store sales increase (decrease)	(16.0)%		(1.1)%		15.3%		13.6%	(16.0)%
Annualized net sales per sq ft	$505		$618		$676		$627	$578
Number of catalogs mailed	98,617,000		97,755,000		86,296,000		77,772,000	70,135,000
Average revenue per transaction
Stores	$140		$151		$142		$128	$118
Catalog	$202		$215		$198		$199	$174
Internet(2)	$152		$153		$148		$145	$127
Return on average stockholders’ equity	(8.3)%		5.9%		13.8%		13.1%	(1.7)%
Book value per share	$12.14		$13.20		$12.13		$9.30	$7.93
Weighted average number of shares outstanding
Basic	15,066,843		15,634,355		14,446,128		12,327,157	11,904,562
Diluted	15,066,843		16,227,719		15,178,773		12,957,761	11,904,562

(1)	The earnings per common equivalent share reflect the effect of the additional 2.1 million shares issued in the May 2003 stock offering.
(2)	Includes results from the Company’s and eBay’s auction sites.
(3)	These periods have been restated to conform with corrections as discussed in Note B, “Restatement of Financial Statements” in the Notes to Financials Statements included in Part II, Item 8, “Financials Statements and Supplementary Data” of this Amendment No. 1 on Form 10-K/A.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with the Company’s financial statements and related notes thereto included in Item 8 in this Amendment No. 1 on Form 10-K/A and gives effect to the restatement discussed in Note B of the Notes to Financial Statements.

Our business and the associated risks has changed since the date this report was originally filed with the SEC, and we undertake no obligation to update the forward-looking statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Further, except for the forward-looking statements included in Item 9A, “Controls and Procedures” and under the heading “Restatement of Financial Statements” under this Item 7, all forward-looking statements contained in this Amendment No. 1 on Form 10-K/A to our Annual Report, unless they are specifically otherwise stated to be made as of a different date, are made as of the original filing date of our Annual Report on Form 10-K for the year ended January 31, 2006. This Amendment No. 1 amends and restates the following items of our Form 10-K as affected by the review of our historical stock option practices and related accounting matters: (i) Part II, Item 6—Selected Financial Data; (ii) Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations; (iii) Part II, Item 8 – Financial Statements and Supplementary Data; (iv) Part II, Item 9A – Controls and Procedures; and, (v) Part IV, Item 15 – Exhibits and Financial Statement Schedules. All information in our Annual Report on Form 10-K for the fiscal year ended January 31, 2006, as amended by this Amendment No. 1, speaks as of the date of the original filing of our Form 10-K for such period and does not reflect any subsequent information or events, except as expressly noted in this Amendment No. 1.

RESTATEMENT OF FINANCIAL STATEMENTS

On August 24, 2006, following the issuance of an analyst report regarding the stock option granting practices of the Company and several other companies in the retail business sector, the Board of Directors constituted a special committee to conduct a review of our historical stock option granting practices. The members of the Special Committee are Howard Liebman (Chairman), Howard Gross, Michael Koeneke and David Meyer, each of whom joined the Board of Directors in July 2006.

The Special Committee retained, as independent counsel, the law firm Skadden, Arps, Slate, Meagher & Flom (“Skadden”) LLP to assist it in its review. Skadden has not previously acted as counsel on behalf of the Company. Skadden, in turn, retained Chicago Partners LLC to provide expert accounting assistance. The Special Committee’s review included all employee stock options granted from fiscal year 1994 (the fiscal year ended January 31, 1995) through 2005 (the fiscal year ended January 31, 2006).

In connection with the review, Skadden interviewed fourteen individuals (some on multiple occasions) involved in our option granting process, including the former Chief Executive Officer, the former Chief Financial Officer, the former President/Chief Operating Officer, and their respective assistants, and the former Controller as well as our directors, advisors and employees. In addition, Skadden reviewed: (a) documents kept in hard copy form at our headquarters; (b) documents retained by our current and former outside counsel; (c) documents and emails provided by certain outside directors; and (d) electronic data, including emails and electronic documents, stored on Company hard drives, email servers, backup tapes and file servers.

On September 18, 2006, we announced that, based on the Special Committee’s review through such date, we had reached a determination to restate our financial statements for the three fiscal years ended January 31, 2006 and the fiscal quarter ended April 30, 2006. We also reported that we would delay the filing of the Quarterly Report on Form 10-Q for the period ended July 31, 2006 pending completion of the Special Committee review. On December 18, 2006, we announced the delay of our Quarterly Report on Form 10-Q for the period ended October 31, 2006.

The Special Committee has completed its review, and its findings and recommendations have been accepted by our Board of Directors. Based on its review, the Special Committee concluded that the documentary evidence did not support the measurement dates the Company originally used to determine compensation expense for most option grants to employees made during the fiscal years ending January 31, 1996 through January 31, 2006. The Special Committee recommended the use of alternate measurement dates with respect to these grants. For purposes of accounting for option grants, Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) provides that the measurement date occurs when both the number of shares that the employee is entitled to receive is fixed and the exercise price associated with the grant is known. With respect to the option grants under review, the Special Committee sought to determine, based on the available evidence for each of the grants, when all prerequisites had been met in order to determine the proper measurement date for each of the granted options. As explained in more detail below, the Special Committee reviewed, among other things, board of directors minutes, unanimous written consents and communications with the Company's directors, including facsimiles and e-mails, as well as electronically stored drafts of letters, consents and other documents, in order to determine when the option grants under review were likely approved. Further, the Special Committee reviewed these records, as well as e-mail communications among management, draft grant lists and SEC filings in order to determine when the details regarding the grants under review (including the employees who were to receive options and the number of shares each employee was entitled to receive) were likely finalized. The measurement date selected for each grant was the first date on which it appeared both that (a) the grants had been approved and (b) the details regarding the grant had been fixed.

In addition to the foregoing, the Special Committee’s review indicated that in several instances, options were granted with measurement dates immediately preceding, or immediately after, Company press releases; however, the Special Committee has determined that the timing of such grants does not, in and of itself, require any accounting adjustments.

We have determined that in situations in which the closing price of our common stock on the measurement date exceeded the stated exercise price on the original grant date, recognition of stock-based compensation expense and related tax effects is required. We have recorded non-cash compensation expense of $17.7 million, approximately $10.5 million after tax, in the aggregate over the fiscal years 1995 through 2005. This compensation expense results in a net decrease to pre-tax earnings in fiscal 2001 to fiscal 2005 of an aggregate of $12.8 million. Of this amount, $6.2 million relates to options originally granted in fiscal years prior to fiscal 2001. As of February 1, 2006 (the first day of our 2006 fiscal year), the aggregate amount of unamortized compensation expense relating to these option grants totaled approximately $0.1 million. We believe the Special Committee made the appropriate judgments and assumptions in selecting alternate measurement dates.

Summary of Special Committee's Findings

Under our employee stock option plans in effect during the periods under review, option grants required the approval of a committee of the board of directors; the compensation committee fulfilled that function during fiscal 1997 to the present and the stock option committee of the board of directors fulfilled that function in earlier years.

Options were periodically granted to groups of our management-level employees (“Management Grants”), ranging from store managers to senior executives. Management Grants were made once annually in fiscal 1994, 1995, 1997-1999 and 2003-2005. In fiscal 1996, substantially all of the options granted in connection with the prior year’s Management Grant were cancelled and replaced with new options at a lower exercise price, however, no additional Management Grant was made. There were no Management Grants in fiscal 2000. In fiscal 2001, two Management Grants were made, one in March and one in November 2001. In fiscal 2002, options were granted in February 2002 to four members of our senior management, in addition to a grant to a broad group of management-level employees in July 2002. In addition to Management Grants, options were granted to certain newly hired or recently promoted employees (“New Hire/Promotion Grants”).

Our former senior management typically would make a recommendation to either the board or the compensation committee of whether a stock option grant was appropriate, the size of the grant and the identities of the grantees and would be responsible for obtaining compensation committee approval for the grants. Our former Chief Executive Officer, our former President/Chief Operating Officer and, in some instances, our former Chief Financial Officer, were the members of senior management primarily involved in the process of selecting grant dates and presenting option grants to the compensation committee for approval.

The Special Committee determined that we did not follow a uniform practice in obtaining and documenting compensation committee approval for option grants or in selecting grant dates. Further, the Special Committee determined that we did not retain adequate records documenting the grant approval process.

For substantially all of the grants under review, the option grants were documented with unanimous written consents of the compensation committee dated “as of” the originally selected grant date; however, the “as of” date reflected on the unanimous written consent typically did not coincide with the actual date the compensation committee approved the option grants or the date the terms of the options were known with finality. The review of our records indicated that the unanimous written consents were usually circulated for signature from several days to several weeks after the original grant date selected by us. In some instances, the grant appears to have been discussed or approved at a board meeting or through e-mails or telephonic conferences with the compensation committee members on or within a few days of the original grant date; in other instances, no record could be located of such discussions or approval.

The following table details the grants for which the Special Committee recommended alternative measurement dates:

Original Measurement Date*	Alternative Measurement Date	Total Options Granted	Stock Price on Original Measurement Date	Stock Price on Alternative Measurement Date	Difference	Additional Compensation Expense
4/12/1995 (A)	6/12/1995	300,000	$5.63	$7.00	$1.38	$412,500
3/26/1996 (B)	6/7/1996	529,700	$3.75	$5.00	$1.25	$662,125
3/26/1996 (B)	7/19/1996	28,700	$3.75	$4.00	$0.25	$7,175
11/3/1997 (C)	12/16/1997	67,000	$3.00	$3.75	$0.75	$50,250
11/2/1998 (C)	1/25/1999	342,500	$3.88	$13.13	$9.25	$3,168,125
9/24/1999 (D)	11/10/1999	1,014,100	$9.00	$16.75	$7.75	$7,859,275
3/8/2001 (C)	3/14/2001	423,050	$8.50	$9.03	$0.53	$224,217
11/5/2001(D)	12/13/2001	333,100	$6.90	$9.95	$3.05	$1,015,955
2/15/2002 (C)	4/1/2002	200,000	$11.95	$17.63	$5.68	$1,136,000
7/26/2002 (D)	9/18/2002	386,100	$14.91	$19.97	$5.06	$1,953,666
9/29/2003 (D)	10/1/2003	152,000	$23.82	$25.20	$1.38	$209,760
9/29/2003 (D)	10/20/2003	332,800	$23.82	$25.07	$1.25	$416,000
5/21/2004 (D)	7/8/2004	368,500	$26.10	$31.68	$5.58	$2,056,230
8/17/2005 (D)	8/31/2005	296,150	$12.52	$13.44	$0.92	$272,458

Sub-Total						$19,443,736

New Hire and Promotion Grants (E)						$433,010

Adjustment for Forfeitures						($2,078,903)

Total Compensation Expense						$17,797,843

*	See the lettered paragraphs (A-E) below for further discussion

With respect to the Management Grants, for grants made during fiscal 1996 through 2005, and for a grant made to the former Chief Executive Officer during fiscal 1995, the Special Committee was unable to identify documentation showing that, as of the original grant date selected by us, all prerequisites for establishing an accounting measurement date had been met. Accordingly, the Special Committee sought to determine, based on the available evidence for each of the grants, when all prerequisites had been met in order to establish a measurement date for the granted options.

(A) With respect to the Management Grants in fiscal 1995, April 12, 1995 was originally designated as the measurement date. The former Chief Executive Officer was granted 300,000 options and, at the same time, 300,000 options previously granted to him in 1994 were cancelled. As of April 1995, however, the former Chief Executive Officer was not eligible to participate in our stock option plan and proposed amendments to the stock option plan which would permit his participation were not approved by shareholders until June 12, 1995. The Special Committee determined that the 1994 grant to the former Chief Executive Officer had never become effective (and, accordingly, that no accounting adjustment was required) and that the 1995 grant should be measured for accounting purposes on June 12, 1995, the date on which shareholders approved the amendments to the stock option plan.

(B) The Management Grants with an originally designated measurement date in March 1996, were granted to certain employees who had received grants made in April 1995. No record could be located indicating that the stock option committee had discussed or approved the grant on or before the original grant date. Unanimous written consents relating to the grant were executed by the directors in May 1996. Under the terms of the resolutions adopted by the stock option committee, employees who had received options in April 1995 could elect to have such options cancelled in exchange for new options with a lower exercise price and revised vesting terms. The resolutions required such employees to give written notice of their election by June 7, 1996. After that date passed, a small number of employees were given extensions until July 19, 1996 to submit their elections. It was determined that the measurement date for this grant was the date on which employees were required to provide their election to have their April 1995 options cancelled in exchange for the new options.

(C) For the Management Grants with originally designated measurement dates in November 1997, November 1998, March 2001, and February 2002, no record could be located indicating that the compensation committee had discussed or approved the grant on or before the original grant date. Communications with the directors or other records suggest that unanimous written consents for the grant were circulated several days or weeks after the original grant date. Although several of the individuals interviewed believed that the grants, including the number of options to be granted to senior management, likely would have been discussed with members of the compensation committee either at a board meeting or in telephone calls in advance of the unanimous written consents being circulated, no documentary evidence of such discussions could be located. The evidence indicated that the terms of the grant, including the number of options to be granted and the recipients, had been finalized by the time the directors signed the unanimous written consents. Thus, the measurement dates for these grants were our best estimate based on the Special Committee's review of available evidence, such as board minutes, e-mails and correspondence, of the date on which the directors likely executed the written consents.

(D) For the Management Grants with originally designated measurement dates in September 1999, November 2001, July 2002, September 2003, May 2004 and August 2005, the compensation committee members approved grants through e-mails or during board meetings or, in one instance, a teleconference on or within a few days before or after the original grant date. However, for each of these grants, no record could be found showing that final details regarding the number of options to be granted to each individual employee were fixed at the time the compensation committee members approved the grants, except for grants in September 2003 and August 2005 to Section 16 Officers (see discussion below). Thus, the Special Committee determined that the compensation committee members had approved these grants and delegated to management the task of finalizing the grant details. The measurement dates for these grants were our best estimate, based on the Special Committee’s review of available evidence — including e-mail communications, draft option grant lists, Form 4s filed with the SEC concerning grants to our Section 16 Officers, and the unanimous written consents later signed by the compensation committee members relating to the grants — of the date on which the grant details were likely finalized. For the September 2003 and August 2005 grants, the Special Committee determined that the grants to our Section 16 Officers should be measured on the date the directors first approved the grants (October 1, 2003 and August 17, 2005, respectively) (given that the director-approved grants to such officers could not be changed by management under our option plans without further compensation committee approval) and that the grants to other employees were finalized by, and should be measured on the date the unanimous written consent relating to the grants appears to have been submitted to the compensation committee members.

(E) With respect to New Hire/Promotion grants, we generally awarded options based on the employee’s position at the Company and valued the options at the date the employee started work or was promoted. However, in certain instances, options were granted on dates other than the hire or promotion date; for example, in a few instances new hire grants were dated as of the date the employee accepted a position with us. In addition, our practice for obtaining compensation committee approval for the New Hire/Promotion Grants was inconsistent. In some instances, the grants were approved by unanimous written consent weeks or months after the grant dates; in other instances no record of compensation committee approval could be located. Given our general practice of dating new hire and promotion grants on the date the employee started work, or was promoted, and the compensation committee’s historic acceptance of that practice, the Special Committee concluded that the compensation committee had delegated authority to management to make such grants, provided the grant dates coincided with the actual hire date or promotion date for the employee at issue. Thus, the Special Committee concluded that, in those instances where a newly hired or promoted employee was granted options with a measurement date prior to or subsequent to the employee’s hire or promotion date, the actual hire or promotion date should be used as the measurement date for such options. One exception involved a grant to our former Chief Financial Officer when he re-joined the Company in August 2005. The size of his grant was apparently still under negotiation when he started work with the Company and the Special Committee determined that the grant had properly been measured on the date, several days later, on which the compensation committee approved the grant. On the Special Committee’s recommendation, the Board of Directors has ratified the New Hire/Promotion Grants for which no record of compensation committee approval could be located.

With respect to the matters discussed above, it is conceivable that others viewing the same evidence might have selected different measurement dates and that a higher or lower compensation charge would have resulted. Solely for purposes of assessing the possible effect on compensation expense that using different measurement dates could have had, for the Management Grants discussed above, we selected the earliest and latest measurement dates (if any) that had any colorable support, and calculated compensation expense using the highest and lowest stock price during that range of dates. Based on this data, the resulting additional compensation expense could have been as low as $13.8 million or as high as $22.3 million.

Inadequate Controls and Remedial Measures

Based on the Special Committee’s review, our management has determined that we did not maintain adequate controls regarding the option granting process. In particular, we lacked a formal policy for granting and approving options and the procedures used were insufficient to ensure that all option grants complied with our stock option plans and applicable accounting rules. Our procedures, in particular the use of unanimous written consents with “as of” effective dates, provided insufficient control to ensure that all prerequisites of APB 25 had been met prior to the grant date and to prevent option grant dates from being selected with the benefit of hindsight.

The Special Committee could not rule out the possibility that the original grant dates for some of the grants were selected with the benefit of hindsight. For example, with respect to the 1996 Management Grant, correspondence between the former Chief Executive Officer and the directors suggests that the grant (which involved the cancellation of a prior grant in 1995 and the issuance of new options at a lower exercise price) was proposed in early May 1996, but the unanimous written consents which the directors on the stock option committee were requested to execute designated as the grant date March 26, 1996, the date on which our stock had traded at a year-to-date low. The September 1999 Management Grant was discussed at a morning meeting of the Board of Directors on Monday, September 27, 1999 but we designated Friday, September 24, 1999 as the grant date, when the price of our stock was $0.88 lower. (As indicated on the table above, the Special Committee recommended that the grant be measured as of November 10, 1999 because the grant list had not been completed when the directors met on September 27, 1999.) With respect to the May 2004 grant, the compensation committee members appear to have discussed the grant on May 19, 2004, but we selected May 21, 2004 as the grant date, when the price of our stock was $1.62 lower. (As indicated on the table above, the Special Committee recommended that the grant be measured as of July 8, 2004 because the grant list had not been completed when the compensation committee members first approved the grant on May 19, 2004.)

As noted above, our former Chief Executive Officer, former President/Chief Operating Officer and former Chief Financial Officer were the individuals in senior management primarily responsible for proposing option grants for director approval, selecting grant dates, and overseeing the documentation of the grants. Each of these individuals has left the Company and, in connection with negotiated severance agreements, has agreed to reductions in his or her severance payments substantially commensurate with the excess amounts he or she had earned exercising options over the amounts he or she would have earned had the same options been granted at an exercise price equal to our stock price on the measurement dates determined by the Special Committee. In addition, each of these individuals has agreed that the exercise price for any unexercised options he or she is entitled to retain would be adjusted to reflect such measurement dates.

The Special Committee has also recommended, and the Board of Directors has agreed, that we should improve our procedures relating to the granting of options. Accordingly, the Board of Directors has adopted the procedures set forth in Item 9A—Controls and Procedures—Remediation of Material Weaknesses.

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

Stock-based Compensation Expense. In situations in which the closing price of our common stock on the measurement date exceeded the stated exercise price on the original grant date, we have recognized stock-based compensation expense and related tax effects. We have recorded pre-tax non-cash compensation of $1.5 million, $4.5 million and $2.2 million, in fiscal 2005, 2004 and 2003, respectively. Of these amounts in fiscal 2005 $0.1 million was recorded as buying and occupancy expenses, $1.4 million was recorded as general, selling and administrative expenses, in fiscal 2004, $0.2 million was recorded as buying and occupancy expenses, $4.3 million was recorded as general, selling and administrative expenses, and in fiscal 2003, $0.1 million was recorded as buying and occupancy expenses, $2.1 million was recorded as general, selling and administrative expenses.

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

The following table presents our results of operations as a percentage of total revenues for the periods indicated:

	Fiscal Year Ended January 31,
	2006 (Fiscal 2005)	2005 (Fiscal 2004)	2004 (Fiscal 2003)
	As Restated	As Restated	As Restated
Revenues:
Net store sales	60.9%	57.2%	58.6%
Net catalog sales	13.1	17.2	19.9
Net Internet sales	16.0	15.3	14.7
Net wholesale sales	7.2	7.7	4.2
Delivery	2.7	2.6	2.6
List rental and licensing	0.1	0.0	0.0

Total Revenues	100.0	100.0	100.0

Costs and Expenses:
Cost of products	51.1	45.0	43.3
Buying and occupancy	12.0	9.3	9.0
Advertising	17.0	19.7	19.0
General, selling and administrative	24.1	23.2	22.9

Operating income (loss)	(4.2)	2.8	5.7
Other income (expense)	(0.1)	(0.1)	0.0

Earnings (loss) before income tax expense	(4.3)	2.7	5.7
Income tax expense (benefit)	(1.9)	1.2	2.5

Net earnings (loss)	(2.4)%	1.5%	3.2%

The following table presents the components of our revenues for the periods indicated:

	Fiscal Year Ended January 31,
(Dollars in thousands)	2006 (Fiscal 2005)	2005 (Fiscal 2004)	2004 (Fiscal 2003)
Revenues:
Net store sales	$407,098	$434,696	$379,349
Net catalog and direct marketing sales	87,945	130,535	128,652
Net Internet sales	107,222	116,297	95,086
Net wholesale sales	47,986	58,437	26,997

Total net sales	650,251	739,965	630,084
List rental and licensing	723	640	377
Delivery	18,019	19,398	17,050

Total revenues	$668,993	$760,003	$647,511

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

Our gross margin rate fluctuates with changes in our merchandise mix, primarily Sharper Image Design and Sharper Image branded products, which changes as we make new items available in various categories or introduce new proprietary products. The variation in merchandise mix from category to category from year to year is characteristic of sales results being driven by individual products rather than by general product lines. Additionally, the auction sites and other selected promotional activities such as free shipping offers negatively impact the gross margin rate. Our gross margins may not be comparable to those of other retailers since some retailers include the costs related to their distribution network in cost of products while we, and other retailers, exclude them from gross margin and include them instead in general, selling and administrative expenses. We cannot accurately predict future gross margin rates.

Buying and Occupancy. Buying and occupancy costs, for fiscal 2005 increased $8.9 million, or 12.6%, from fiscal 2004. reflecting a full year of occupancy costs for the 28 new stores opened in fiscal 2004, the occupancy costs associated with the 20 new stores opened in fiscal 2005 and rent increases for some existing store locations upon lease renewal, partially offset by five store closures during fiscal 2005. Buying and occupancy expenses as a percentage of revenues, increased to 12.0% in 2005, compared to 9.3% in 2004. In fiscal 2005, we opened a total of 20 new stores.

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

General, Selling and Administrative General, selling and administrative (“GS&A”) expenses for fiscal 2005 decreased $14.6 million, or 8.3%, from fiscal 2004. The inclusion of stock-based compensation caused the GS&A expenses to decrease by $2.8 million in 2005 when compared to fiscal year 2004. Excluding stock-based compensation expense, GS&A expenses for fiscal 2005 decreased $11.7 million, or 6.8%, from fiscal 2004, of which approximately $11 million was due primarily to variable expenses from lower net sales. Also contributing were decreases of $2.8 million for distribution center shipping costs incurred for product delivery to our retail store locations and for airfreight costs due to the 2004 West Coast port slowdown that were not incurred in the current year and $0.2 million for professional fees, including legal and accounting fees resulting from Sarbanes-Oxley compliance. These decreases were partially offset by an increase of $2.0 million for depreciation and amortization expense.

GS&A expenses as a percentage of revenues, increased to 24.1% in 2005, compared to 23.2% in 2004. Excluding stock-based compensation expense, GS&A expenses for fiscal 2005 as a percentage of total revenues increased to 23.9%, as compared to 22.6% for fiscal 2004, primarily due to declining sales partially offset by cost savings described above. To address the challenges of lower sales in fiscal 2005 during the second half of fiscal 2005, we acted vigorously to reduce our expense structure, notably in store and corporate payroll, advertising spending and other general and administrative expenses.

Other Income (Expense). The decrease in other expense, net is primarily due to higher interest income earned in fiscal 2005 due to higher interest rates, partially offset by lower average investment balances in fiscal 2005 compared to 2004 offset in part by higher interest expense incurred on our revolving line of credit as borrowings for the holiday season were significantly higher in 2005.

Income Taxes. The effective tax rate was 44.1% for fiscal 2005 and 43.2% for fiscal 2004. The higher tax benefit rate in fiscal 2005 is primarily the result of a federal research and development tax credit accepted by the IRS and recorded by the Company in fiscal 2005. The effective tax rate for 2004 was adversely affected by $0.7 million of compensation that was not deductible for income tax purposes.

Year ended January 31, 2005 (fiscal 2004), compared to year ended January 31, 2004 (fiscal 2003).

Revenues. Total revenue increased $112.5 million or 17.4% from the prior fiscal year. The increase in total revenue for fiscal 2004 as compared to fiscal 2003 was due primarily to the opening of 26 net new stores during fiscal 2004, increases in net wholesale sales and net Internet sales and, to a lesser extent, the decrease in returns and allowances described below. The popularity of our Sharper Image Design and Sharper Image branded products continued to be a key factor in the increases in total revenues in all our selling channels. Sales of Sharper Image Design and Sharper Image branded products increased to approximately 74% of total revenues in fiscal 2004 from approximately 73% for fiscal 2003. We believe that the increase in the percentage of revenues attributable to Sharper Image Design and Sharper Image branded products was due to the modification of certain third party branded products to make them exclusive to Sharper Image branded product offerings, the introduction of the Professional Series™ line of Ionic Breeze® Silent Air Purifiers in the third fiscal quarter of 2004, and other key Sharper Image Design proprietary products. The increase in net sales was partially offset by a comparable store sales decrease of 1.1% from fiscal 2003. We also believe that the increased investment in our advertising initiatives in fiscal 2004 and 2003, which include the significant increase in infomercial advertising and Internet advertising, primarily highlighting selected Sharper Image Design and Sharper Image branded products and the 13.3% increase in catalogs circulated contributed to the higher revenues in all selling channels. Returns and allowances for fiscal 2004 were 9.8% sales, as compared to 10.7% for fiscal 2003, resulting in a $6.6 million increase in total revenues in all selling channels. We believe that the decrease in returns and allowances for fiscal 2004 as compared to fiscal 2003 is due primarily to improved quality control in the production of various top-selling Sharper Image branded products that have resulted from improvements made in response to customer feedback and lower return rates on certain electronic products.

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

Our gross margin rate fluctuates with changes in our merchandise mix, primarily Sharper Image Design and Sharper Image branded products, which changes as we make new items available in various categories or introduce new proprietary products. The variation in merchandise mix from category to category from year to year is characteristic of sales results being driven by individual products rather than by general product lines. Additionally, the auction sites and other selected promotional activities, such as free shipping offers, in part tend to offset the rate of increase in gross margin rate. Our gross margins may not be comparable to those of other retailers, since some retailers include the costs related to their distribution network in cost of products while we, and other retailers, exclude them from gross margin and include them instead in general, selling and administrative expenses. We cannot accurately predict future gross margin rates.

Buying and Occupancy. Buying and occupancy costs for fiscal 2004 increased $12.8 million, or 22.1%, from fiscal 2003 reflecting a full year of occupancy costs for the 25 new stores opened in fiscal 2003, the occupancy costs associated with the 28 new stores opened in fiscal 2004 and rent increases for some existing store locations upon lease renewal, partially offset by two store closures during fiscal 2004 and by three store closures during fiscal 2003. Buying and occupancy expenses as a percentage of revenues, increased from 9.0% in fiscal 2003 to 9.3% in fiscal 2004. In fiscal 2004, we opened a total of 28 new stores, achieving our goal of a 15%-20% increase in the number of stores.

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

General, Selling and Administrative. General, selling and administrative (“GS&A”) expenses, for fiscal 2004 increased $27.5 million, or 18.5%, from fiscal 2003. The inclusion of stock-based compensation caused the GS&A expenses to increase by $ 2.2 million in 2004 when compared to fiscal year 2003. Excluding stock-based compensation expense, GS&A expenses for fiscal 2004 increased $25.3 million, or 17.3%, from fiscal 2003, with $10.0 million due primarily to variable expenses from increased net sales. Also contributing to the increase were increases of $6.0 million for professional fees, including legal and accounting fees resulting from Sarbanes-Oxley compliance, $4.7 million for distribution center shipping costs incurred for product delivery to our retail store locations and to increased airfreight costs due to the West Coast port slowdown and $1.4 million for depreciation and amortization expense related to technological enhancements and the expansion of our distribution centers.

GS&A expenses as a percentage of revenues increased to 23.2% in 2004, compared to 22.9% in 2003. Excluding stock-based compensation expense, GS&A expenses for fiscal 2004 as a percentage of total revenues remained consistent at 22.6% as compared to fiscal 2003.

Other Income (Expense). The increase in other expense, net is primarily due to the disposal of certain fixed assets, partially offset by interest income earned on higher investment balances generated from the proceeds from our public stock offering and improved operating results.

Income Taxes. The effective tax rate was 43.2% for fiscal 2004 and 43.7% for fiscal 2003. The effective tax rate for 2004 and 2003 was adversely affected by $0.7 million and $1.7 million, respectively, of compensation that was not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

We met our short-term liquidity needs and our capital requirements during fiscal 2005 with cash generated from operations, reduction of inventories, borrowings from our line of credit, trade credits and existing cash balances.

Net cash provided by operating activities was $3.4 million for fiscal 2005 as compared to $57.8 million for fiscal 2004. Fiscal 2005 net cash provided by operating activities declined by $54.4 million compared to fiscal 2004, which was due in part to a reduction in net earnings and an increase in deferred catalog costs and other long-term assets as compared to fiscal 2004. The decrease in net cash between fiscal 2005 and 2004 was also due to the decrease in accounts payable, accrued expenses and the increase in deferred income taxes and prepaid expenses and was partially offset by reductions in inventory and accounts receivable balances.

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

Stock Repurchase Program

In October 2004, the Board of Directors authorized a stock repurchase program to acquire up to one million shares of outstanding common stock in the open market. As of January 31, 2006, we had repurchased and retired a total of 810,000 shares under this program, including 710,000 shares repurchased and retired, at a weighted average cost of $14.99 per share and a total cost of approximately $10.6 million during fiscal year 2005.

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

The accelerated vesting is expected to eliminate future compensation expense we would otherwise recognize in our income statement with respect to such accelerated options due to our adoption of FASB Statement No. 123R (Share-Based Payment) effective on February 1, 2006. Because these options have exercise prices significantly in excess of our stock price, which closed at $9.12 on January 23, 2006, the Committee believed that these options would not offer sufficient incentive to employees when compared to the potential future compensation expense that would be attributable to such options. The estimated maximum future expense that is eliminated is approximately $3.7 million. We will incur compensation expense in connection with FASB Statement No. 123R for all other options outstanding. In addition to the accounting consequences, the Committee believed that the accelerated vesting may have a positive effect on employee morale and retention.

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

In March 2005, the FASB issued FASB Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” This Interpretation clarifies the term conditional asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The adoption of FIN 47 in the fourth quarter of fiscal 2005 did not have a material effect on the Company’s financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

R EPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Sharper Image Corporation as of January 31, 2006 and 2005 and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note B to the financial statements, the accompanying financial statements have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 31, 2006 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 1, 2006, (March 1, 2007 as to the effect of the material weakness described in Management’s Report on Internal Controls over Financial Reporting (as revised)), expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
May 1, 2006, (March 1, 2007 as to the effects of the restatement discussed in Note B)

SHARPER IMAGE CORPORATION

BALANCE SHEETS

(Dollars in thousands, except per share amounts)	January 31, 2006	January 31, 2005
	(As Restated, see Note B)	( As Restated, see Note B)
Assets
Current assets:
Cash and equivalents	$42,808	$27,149
Short-term investments	10,350	66,900
Accounts receivable, net of allowance for doubtful accounts of $1,098 and $1,578	17,347	25,638
Merchandise inventories	104,298	124,038
Deferred income taxes	15,809	14,917
Prepaid expenses and other	17,513	10,590

Total current assets	208,125	269,232
Property and equipment, net	106,828	100,509
Deferred catalog costs and other assets	11,448	6,359

Total assets	$326,401	$376,100

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$38,436	$51,424
Accrued expenses	16,173	23,737
Accrued compensation	4,705	7,364
Reserve for refunds	17,270	19,609
Revolving loan	237	—
Deferred revenue	35,814	32,061
Income taxes payable	—	4,009

Total current liabilities	112,635	138,204
Deferred taxes and other liabilities	31,721	30,722
Commitments and contingencies	—	—

Total liabilities	144,356	168,926

Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized, 3,000,000 shares: Issued and outstanding, none	—	—
Common stock, $0.01 par value:
Authorized, 50,000,000 shares: Issued 14,948,730, and 15,737,260 shares. Outstanding 14,948,730, and 15,637,260 shares	149	157
Additional paid-in capital	113,825	117,190
Retained earnings	68,071	91,607
Treasury stock	—	(1,780)

Total stockholders’ equity	182,045	207,174

Total liabilities and stockholders’ equity	$326,401	$376,100

See Notes to Financial Statements.

SHARPER IMAGE CORPORATION

STATEMENTS OF OPERATIONS

	Fiscal Year Ended January 31,
(Dollars in thousands, except per share amounts)	2006 (Fiscal 2005)	2005 (Fiscal 2004)	2004 (Fiscal 2003)
	( As Restated, see Note B)	(As Restated, see Note B)	( As Restated, see Note B)
Revenues:
Net sales	$650,251	$739,965	$630,084
Delivery	18,019	19,398	17,050
List rental and licensing	723	640	377

	668,993	760,003	647,511

Costs and expenses:
Cost of products	342,107	341,823	280,338
Buying and occupancy	79,875	70,948	58,103
Advertising	113,904	149,958	123,339
General, selling and administrative	161,531	176,088	148,582

	697,417	738,817	610,362

Other income (expense):
Interest income	1,160	1,005	785
Interest expense	(745)	(367)	(291)
Other expense	(873)	(1,491)	(437)

	(458)	(853)	57

Earnings (loss) before income taxes	(28,882)	20,333	37,206
Income tax expense (benefit)	(12,746)	8,778	16,245

Net earnings (loss)	$(16,136)	$11,555	$20,961

Earnings (loss) per common share:
Basic	$(1.07)	$0.74	$1.45

Diluted	$(1.07)	$0.71	$1.38

Weighted average shares used in the computation of earnings (loss) per common share:
Basic	15,066,843	15,634,355	14,446,128
Diluted	15,066,843	16,227,719	15,178,773

See Notes to Financial Statements.

SHARPER IMAGE CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)	Common Stock		Additional Paid-in Capital (as Restated See Note B)	Treasury Shares		Retained Earnings (as Restated, see Note B)	Total (as Restated, see Note B)
	Shares	Amount		Shares	Amount
Balance at January 31, 2003, as previously reported	12,638,952	$126	$49,950	—	$—	$64,771	$114,847
Cumulative effect of restatement (see Note B)			8,358			(5,680)	2,678
Balance at January 31, 2003, (as restated, see Note B)	12,638,952	126	58,308	—	—	59,091	117,525
Issuance of common stock for stock options exercised (including income tax benefit of $2,566)	546,259	6	6,711	—	—	—	6,717
Issuance of common stock due to stock follow-on offering (net of expenses)	2,137,424	21	38,494	—	—	—	38,515
Stock based compensation			2,207				2,207
Net earnings						20,961	20,961

Balance at January 31, 2004 (as restated, see Note B)	15,322,635	153	105,720	—	—	80,052	185,925
Issuance of common stock for stock options exercised (including income tax benefit of $2,815)	414,625	4	6,973	—	—	—	6,977
Stock based compensation			4,497				4,497
Treasury stock purchased	—	—	—	(100,000)	(1,780)	—	(1,780)
Net earnings						11,555	11,555

Balance at January 31, 2005 (as restated, see Note B)	15,737,260	157	117,190	(100,000)	(1,780)	91,607	207,174
Issuance of common stock for stock options exercised	21,470	—	140	—	—	—	140
Stock based compensation			1,509				1,509
Treasury stock purchased				(710,000)	(10,642)	—	(10,642)
Treasury stock retired	(810,000)	(8)	(5,014)	810,000	12,422	(7,400)	—
Net loss						(16,136)	(16,136)

Balance at January 31, 2006 (as restated, see Note B)	14,948,730	$149	$113,825	—	$—	$68,071	$182,045

See Notes to Financial Statements.

SHARPER IMAGE CORPORATION

STATEMENTS OF CASH FLOWS

	Fiscal Year Ended January 31,
(Dollars in thousands)	2006 (Fiscal 2005)	2005 (Fiscal 2004)	2004 (Fiscal 2003)
	(As Restated, see Note B)	(As Restated, see Note B)	(As Restated, see Note B)
Cash provided by (used for) operating activities:
Net earnings (loss)	$(16,136)	$11,555	$20,961
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	27,109	21,056	16,426
Tax benefit from stock option exercises	—	2,815	2,566
Deferred rent expenses and landlord allowances	(1,619)	119	97
Stock based compensation	1,509	4,497	2,207
Deferred income taxes	(7,485)	4,903	(1,467)
Loss on disposal of equipment	1,924	1,437	744
Change in operating assets and liabilities:
Accounts receivable	8,291	(4,580)	(8,461)
Merchandise inventories	19,740	(14,614)	(35,099)
Prepaid catalog costs, prepaid expenses and other	(12,045)	(2,905)	(2,575)
Accounts payable, reserve for refunds and accrued expenses	(29,925)	20,698	10,415
Deferred revenue and other liabilities	12,020	12,788	15,323

Cash provided by operating activities	3,383	57,769	21,137

Cash provided by (used for) investing activities:
Property and equipment expenditures	(34,124)	(49,573)	(35,195)
Purchases of short-term investments	(37,250)	(191,600)	(131,675)
Sales of short-term investments	93,800	173,300	98,075

Cash provided by (used for) investing activities	22,426	(67,873)	(68,795)

Cash provided by (used for) financing activities:
Proceeds from issuance of common stock upon exercise of stock options	255	4,162	4,151
Repurchase of common stock	(10,642)	(1,780)	—
Payments made for financing fees			(770)
Proceeds from revolving credit facility	36,837	—	—
Principal payments on notes payable and revolving credit facility	(36,600)	—	—
Proceeds from issuance of common stock due to follow-on stock offering, net of expenses	—	—	38,515

Cash provided by (used for) financing activities	(10,150)	2,382	41,896

Net increase (decrease) in cash and equivalents	15,659	(7,722)	(5,762)
Cash and equivalents at beginning of period	27,149	34,871	40,633

Cash and equivalents at end of period	$42,808	$27,149	$34,871

Supplemental disclosure of cash paid for:
Interest	$417	$192	$131
Income taxes	$6,749	$7,876	$9,615

See Notes to Financial Statements.

SHARPER IMAGE CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note A—Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

Sharper Image Corporation (referred to as the “Company,” “The Sharper Image,” “Sharper Image” and “it”) is a specialty retailer of innovative, high quality products. The Company offers a unique assortment of products in the electronics, recreation and fitness, personal care, houseware, travel, toy, gifts and other categories. The Sharper Image merchandising philosophy focuses principally on new and creative proprietary Sharper Image Design products and exclusive Sharper Image branded products and, to a lesser extent, on third party branded products. The Company designs and develops its Sharper Image Design products, while Sharper Image branded products are generally designed by the Company with third parties. The fiscal years ended January 31, 2006, 2005 and 2004 represent fiscal years 2005, 2004 and 2003, respectively.

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

Buying and Occupancy

Buying and occupancy includes salaries and stock-based compensation for merchandise buyers, occupancy costs for all store locations and distribution facilities including rent, utilities, real estate taxes, common area maintenance, repairs and maintenance, depreciation on leasehold improvements and fixtures, janitorial services and waste removal.

General, Selling and Administrative

General, selling and administrative (“GS&A”) includes all costs related to sales associates and corporate personnel, including payroll and benefits and stock-based compensation; store supplies and signs; third party fees including credit card fees, telemarketing expenses, Internet hosting charges, check guarantee fees and professional fees; telephone charges for the corporate office as well as toll-free phone numbers for catalog and other direct marketing orders; freight charges related to delivery of product from distribution centers to stores and between distribution centers (freight out); purchasing, receiving and other warehouse costs; corporate insurance; depreciation on corporate assets such as computers and distribution center facilities; and bad debt expense. Distribution center costs, which include personnel, payroll and benefits, supplies, freight out and professional fees included in GS&A were $24.5 million, $29.1 million and $22.5 million for fiscal 2005, 2004 and 2003, respectively. Of the distribution costs incurred above, freight out was $12.7 million, $15.5 million and $10.8 million for fiscal 2005, 2004, and 2003, respectively.

Start-up Activities

All start-up and pre-opening costs, which include supplies, payroll, benefits, store signs, rent and utilities, are expensed as incurred.

Other Expense

Other expense includes the net loss related to the disposal of fixed assets. Net loss on disposal of assets totaled $1.9 million, $1.5 million and $0.7 million in fiscal 2005, 2004 and 2003.

Deferred Catalog and Advertising Costs

Direct costs incurred for the production and distribution of catalogs are capitalized and then amortized, once the catalog is mailed, over the expected sales period, which does not exceed three months. Advertising costs reported as assets include $3.6 million and $4.9 million in deferred catalog costs as of January 31, 2006, and January 31, 2005, respectively. In addition, the Company also reported $0.1 million and $0.4 million of advertising costs for prepaid newspaper and magazine advertisements that were recorded as assets as of January 31, 2006, and January 31, 2005, respectively. Catalog and single product mailer expenses incurred were $42.0 million, $50.8 million, and $42.6 million for fiscal 2005, 2004 and 2003, respectively. Other advertising costs are expensed as incurred and amounted to $71.9 million, $99.2 million and $80.7 million for the fiscal years ended January 31, 2006, 2005, and 2004, respectively.

Fair Value of Financial Instruments

The carrying values of cash, short-term investments, accounts receivable, accounts payable and revolving loan debt approximate their estimated fair values.

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

Other Long-Term Assets

The Company designs and produces its own proprietary products for sale. External costs incurred for tooling, dies, patents and trademarks are capitalized and amortized over the estimated life of these products, which is generally two years. At January 31, 2006, and 2005, capitalized costs included in other long-term assets, net of related amortization, were both $4.0 million.

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

Stock-Based Compensation

The Company has one stock-based employee compensation plan, as described in Note G. The Company accounts for stock-based employee compensation using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Although it is the Company’s policy to grant stock options with an exercise price equal to the market price of the underlying common stock on the date of grant these financial statements reflect non-cash compensation expense associated with the issuance of options which were not granted in accordance with the Company’s policy. See Note B.

On January 24, 2005, the Compensation Committee of the Company’s Board of Directors approved the accelerated vesting of all unvested options awarded to employees and officers which had exercise prices greater than $22 per share. Options to purchase approximately 875,000 shares became exercisable immediately as a result of the vesting acceleration.

On January 23, 2006, the Compensation Committee of the Company’s Board of Directors approved the accelerated vesting of all unvested options with an exercise price of and in excess of $11.95. This accelerated vesting, which became effective on the date of approval, affects options to purchase approximately 747,000 shares of the Company’s common stock with exercise prices ranging from $11.95 to $21.99. The acceleration does not apply to unexpired options held by former employees.

The accelerated vesting accelerated recognition of compensation expense for options with alternate measurement dates and eliminates future compensation expense the Company would otherwise recognize in its income statement and pro forma disclosure with respect to all accelerated options once Statement of Financial Accounting Standards (“SFAS”) No. 123R (Share-Based Payment) becomes effective on February 1, 2006. The Company will incur compensation expense in connection with FASB Statement No. 123R for all other options outstanding. The following table reflects the impact of the accelerated vesting on the stock-based compensation recorded in the Company’s financial results as well as the pro-forma impact in fiscal 2005, 2004 and 2003:

	Fiscal Year Ended
	January 31, 2006	January 31, 2005	January 31, 2004
Recorded stock-based compensation expense:
Stock-based compensation related to original vesting	749	2,489	2,207
Additional expense recognized due to accelerated vesting	760	2,008	—

Total recorded stock-based compensation	1,509	4,497	2,207

	Fiscal Year Ended
	January 31, 2006	January 31, 2005	January 31, 2004
Pro forma stock-based compensation expense:
Stock-based compensation related to original vesting	6,511	15,655	5,258
Additional expense recognized due to accelerated vesting	603	1,663	—

Total pro forma stock-based compensation	7,114	17,318	5,258

The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to all stock-based employee compensation:

	Fiscal year ended January 31,
	2006 (Fiscal 2005)	2005 (Fiscal 2004)	2004 (Fiscal 2003)
(Dollars in thousands, except per share amounts)	(As Restated, see Note B)	(As Restated, see Note B)	(As Restated, see Note B)
Net earnings (loss)	$(16,136)	$11,555	$20,961
Add: Total stock – based employee compensation expense included in earnings, net of related tax effects	907	2,654	1,296
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects(1)	(4,276)	(10,218)	(3,086)

Pro forma net earnings (loss)	$(19,505)	$3,991	$19,171

Basic earnings (loss) per share:
Reported	$(1.07)	$0.74	$1.45
Pro forma	$(1.29)	$0.26	$1.33
Diluted earnings (loss) per share:
Reported	$(1.07)	$0.71	$1.38
Pro forma	$(1.29)	$0.25	$1.26

(1)	The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, with the following weighted average assumptions:

	Fiscal year ended January 31,
	2006 (Fiscal 2005)	2005 (Fiscal 2004)	2004 (Fiscal 2003)
Dividend yield	—	—	—
Expected volatility	48%	48%	52%
Risk-free interest rate	4.50%	3.50%	3.12%
Expected life (years)	5	5	5

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

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which replaces SFAS No. 123, supercedes Accounting Principles Board (APB) No. 25 and related interpretations and amends SFAS No. 95, “Statement of Cash Flows.” The provisions of SFAS No. 123R are similar to those of SFAS No. 123; however, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statement as compensation cost based on their fair value on the date of the grant. The fair value of the share-based awards will be determined using an option-pricing model on the grant date. SFAS No. 123R is effective at the beginning of the first fiscal year beginning after June 15, 2005. The Company will adopt SFAS No. 123R in the first quarter of fiscal 2006. Due to the accelerated vesting of certain stock options in fiscal 2005 and fiscal 2004, the adoption of SFAS No. 123R in the first quarter of 2006 is not expected to have a material impact on the Company’s financial statements, although the future impact of the adoption of SFAS No. 123R is dependent upon the future issuance of stock option grants that will be determined by the Company’s Compensation Committee.

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

Note B – Restatement of Financial Statements

On August 24, 2006, following the issuance of an analyst report regarding the stock option granting practices of the Company and several other companies in the retail business sector, the Board of Directors constituted a Special Committee to conduct a review of the Company’s historical stock option granting practices. The Special Committee’s review included all employee stock options granted from fiscal year 1994 (the fiscal year ended January 31, 1995) through 2005 (the fiscal year ended January 31, 2006).

The Special Committee has completed its review, and its findings and recommendations have been accepted by the Company’s Board of Directors. Based on its review, the Special Committee concluded that the documentary evidence did not support the measurement dates the Company originally used to determine compensation expense for most option grants to employees made during the fiscal years ending January 31, 1996 through January 31, 2006. The Special Committee recommended the use of alternate measurement dates with respect to these grants. For purposes of accounting for option grants, APB 25 provides that the measurement date occurs when both the number of shares that the employee is entitled to receive is fixed and the exercise price associated with the grant is known. With respect to the option grants under review, the Special Committee sought to determine, based on the available evidence for each of the grants, when all prerequisites had been met in order to determine the proper measurement date for each of the granted options. In addition to the foregoing, the Special Committee’s review indicated that in several instances, options were granted with measurement dates immediately preceeding or immediately after, the Company’s press releases; however, the Special Committee has determined that the timing of such grants does not, in and of itself, require any accounting adjustments.

In situations in which the closing price of the Company’s common stock on the measurement date exceeded the stated exercise price on the original grant date, the Company has recognized stock-based compensation expense and related tax effects. The Company has recorded non-cash compensation expense of $17.7 million, approximately $10.5 million after tax, in the aggregate over the fiscal years 1995 through 2005. As a result of the foregoing, the Company has restated the accompanying financial statements for the fiscal years 2005, 2004, and 2003. As of February 1, 2006 (the first day of the Company’s 2006 fiscal year), the aggregate amount of unamortized compensation expense relating to these option grants totaled approximately $0.1 million.

The Company recorded an adjustment of $5.7 million to beginning retained earnings as of the beginning of fiscal year 2003, which consists of the following:

	Fiscal Year Ended January 31,
(Dollars in thousands)	1996	1997	1998	1999	2000	2001	2002	2003	Total
Stock based compensation expense – pre tax	$193	$289	$154	$343	$1,486	$2,435	$2,413	$2,187	$9,500
Stock based compensation expense – net of tax	116	173	92	206	892	1,463	1,448	1,290	5,680

A summary of the significant effects of the restatement is as follows:

Balance Sheet

	January 31, 2006		January 31, 2005
(Dollars in thousands)	As Previously Reported	As Restated	As Previously Reported	As Restated
Prepaid expenses and other	$19,873	$17,513	$10,590	$10,590
Total current assets	210,485	208,125	269,232	269,232
Total assets	328,761	326,401	376,100	376,100
Income taxes payable	—	—	1,649	4,009
Total current liabilities	112,635	112,635	135,844	138,204
Deferred taxes and other liabilities	35,693	31,721	34,249	30,722
Total liabilities	148,328	144,356	170,093	168,926
Additional paid in capital	100,373	113,825	105,090	117,190
Retained earnings	79,911	68,071	102,540	91,607
Total stockholders equity	180,433	182,045	206,007	207,174

Results of Operations

(Dollars in thousands, except per share amounts)	Fiscal Year Ended January 31, 2006		Fiscal Year Ended January 31, 2005		Fiscal Year Ended January 31, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Buying and occupancy	$79,818	$79,875	$70,771	$70,948	$58,013	$58,103
General, selling and administrative	160,079	161,531	171,768	176,088	146,465	148,582
Earnings (loss) before income taxes	(27,373)	(28,882)	24,830	20,333	39,413	37,206
Income tax expense (benefit)	(12,144)	(12,746)	10,180	8,778	16,294	16,245
Net earnings(loss)	(15,229)	(16,136)	14,650	11,555	23,119	20,961

Basic earnings (loss) per common share:	(1.01)	(1.07)	0.94	0.74	1.60	1.45
Diluted earnings(loss) per common share:	(1.01)	(1.07)	0.90	0.71	1.51	1.38
Weighted average number of shares outstanding - Diluted	15,066,843	15,066,843	16,290,060	16,227,719	15,333,235	15,178,773

Statement of Cash Flows

(Dollars in thousands),	Fiscal Year Ended January 31, 2006		Fiscal Year Ended January 31, 2005		Fiscal Year Ended January 31, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Net earnings (loss)	$(15,229)	$(16,136)	$14,650	$11,555	$23,119	$20,961
Adjustments to reconcile net earnings(loss) to net cash provided by operating activities:
Tax benefit from stock option exercises	42	—	3,721	2,815	4,622	2,566
Deferred income taxes	(6,925)	(7,485)	6,106	4,903	(1,821)	(1,467)
Compensation expense associated with stock option grants	—	1,509	—	4,497	—	2,207
Accounts payable, reserve for refunds and accrued expenses	(29,925)	(29,925)	19,991	20,698	8,762	10,415
Cash provided by operating activities	3,383	3,383	57,769	57,769	21,137	21,137

Note C—Property and Equipment

Property and equipment is summarized as follows:

	January 31,
(Dollars in thousands)	2006	2005
Leasehold improvements	$55,021	$44,076
Furniture, fixtures and equipment and other capitalized costs	147,243	139,554
Land	53	53
Building	2,874	2,874

	205,191	186,557
Less accumulated depreciation and amortization	98,363	86,048

	$106,828	$100,509

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

Note E—Income Taxes

	Fiscal year ended January 31,
	2006 (Fiscal 2005)	2005 (Fiscal 2004)	2004 (Fiscal 2003)
(Dollars in thousands)	(As restated, see Note B)	(As restated, see Note B)	(As restated, see Note B)
Current:
Federal	$(6,070)	$3,885	$16,175
State	851	661	2,803

	(5,219)	4,516	18,978

Deferred:
Federal	(4,972)	3,638	(2,334)
State	(2,555)	624	(399)

	(7,527)	4,262	(2,733)

	$(12,746)	$8,778	$16,245

The difference between the effective income tax rate and the United States federal income tax rate is summarized as follows:

	Fiscal year ended January 31,
	2006 (Fiscal 2005)	2005 (Fiscal 2004)	2004 (Fiscal 2003)
	(As restated, see Note B)	(As restated, see Note B)	(As restated, see Note B)
Federal tax rate	34.0%	35.0%	35.2%
State income tax, less federal benefit	5.9	6.0	6.1
Benefit of R&D tax credits from prior years	2.0	—	—
Non-deductible compensation	—	2.2	2.4
Other	2.2	—	—

Effective tax rate	44.1%	43.2%	43.7%

Deferred taxes result from differences in the recognition of expense for income tax and financial reporting purposes. The principal components of deferred tax assets (liabilities) are as follows:

	January 31,
	2006		2005
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
(Dollars in thousands)	(As restated, see Note B)	(As restated, see Note B)	(As restated, see Note B)	(As restated, see Note B)
Current:
Nondeductible reserves	$16,500	—	$15,615	—
Deferred catalog costs		$691	—	$732
State taxes	—	—	34	—

Current	16,500	691	15,649	732

Non current:
Deferred rent	2,888	—	2,299	—
Depreciation	—	4,582	—	9,740
Deductible software costs	—	6,667	—	6,060
Stock –based compensation	3,972		3,527
Other	3,055	—	2,162	—

Non current	9,915	11,249	7,988	15,800

Total	$26,415	$11,940	$23,637	$16,532

The net of the current deferred tax assets and liabilities is recorded in deferred taxes on the accompanying balance sheets. The net of the federal noncurrent deferred tax assets and liabilities is recorded in deferred taxes and other liabilities on the accompanying balance sheets. The net of the deferred state tax assets and liabilities is recorded in deferred catalog and other assets. The current income tax receivable of $9.9 million as of January 31, 2006, is recorded in prepaid expenses and other on the accompanying balance sheet.

Note F—Leases

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

Options issued to key employees and consultants will generally vest over a four- to six-year period from the date of the grant. Options issued to non-employee Board members will be immediately exercisable, vest over one year of board service from the date of the grant. Any shares purchased under the option plan will be subject to repurchase by the Company at the exercise price paid per share, upon the optionee’s cessation of Board service prior to vesting.

On January 23, 2006, the Compensation Committee of the Board of Directors of the Company approved the accelerated vesting of all unvested options with an exercise price of and in excess of $11.95. This accelerated vesting, which became effective on the date of approval, affects options to purchase approximately 747,000 shares of the Company’s common stock with exercise prices ranging from $11.95 to $21.99. The acceleration does not apply to unexpired options held by former employees. On January 24, 2005, the Company’s Compensation Committee of the Board of Directors approved the accelerated vesting of all unvested options awarded to employees and officers which had exercise prices greater than $22 per share. Options to purchase approximately 875,000 shares became exercisable immediately as a result of the vesting acceleration. See Note A-“Stock Based Compensation.”

The following table reflects the activity under this plan:

	Number of Options	Weighted average exercise price
Balance at January 31, 2003	2,695,371	$9.83
Granted (weighted average fair value of $11.53)	580,500	23.18
Exercised	(546,259)	7.20
Canceled	(41,960)	9.99

Balance at January 31, 2004	2,687,652	$13.24

Granted (weighted average fair value of $16.37)	455,550	$26.62
Exercised	(414,625)	10.03
Canceled	(16,800)	24.66

Balance at January 31, 2005	2,711,777	$15.91
Granted (weighted average fair value of $6.88)	624,400	$12.99
Exercised	(21,470)	8.06
Canceled	(274,500)	17.61

Balance at January 31, 2006	3,040,207	$15.21

Exercisable at January 31, 2004	1,272,652	$10.88

Exercisable at January 31, 2005	2,235,837	$16.86

Exercisable at January 31, 2006	2,984,127	$15.37

Options outstanding				Options exercisable
Range of exercise prices	Number of options outstanding	Weighted average remaining contractual Life (years)	Weighted average exercise price	Number of options exercisable	Weighted average exercise price
$2.00 — $3.99	5,533	2.5	$3.54	5,533	$3.54
4.00 — 7.99	209,990	6.0	6.89	153,910	6.88
8.00 — 11.99	998,744	5.0	9.53	998,744	9.53
12.00 — 14.99	851,040	8.8	13.55	851,040	13.55
15.00 — 23.99	561,700	7.9	22.39	561,700	22.39
24.00 — 35.99	413,200	8.9	27.00	413,200	27.00

$2.00 —$35.99	3,040,207	7.2	$15.21	2,984,127	$15.37

Note H—Earnings per Share

Basic earnings per share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net earnings (loss) by the weighted average number of common shares and dilutive common equivalent shares (stock options) outstanding during the period. The following is a reconciliation of the number of shares used in the Company’s basic and diluted earnings per share computations:

	Fiscal year ended January 31,
	2006 (Fiscal 2005)	2005 (Fiscal 2004)	2004 (Fiscal 2003)
Basic weighted average number of shares outstanding	15,066,843	15,634,355	14,446,128
Application of treasury stock method on stock options outstanding:
Assumed options exercised due to exercise price being less than average market price, net of assumed stock repurchases	—	593,364	732,645

Diluted weighted average number of shares outstanding	15,066,843	16,227,719	15,178,773

The potential effects of stock options were excluded from the diluted earnings per share for the year ended January 31, 2006 because their inclusion in net loss periods would be anti-dilutive to the loss per share calculation. The computations of diluted earnings per share in fiscal 2005, 2004 and 2003 exclude options to purchase 1,392,940, 447,450 and 31,100 common shares, respectively, because their exercise price exceeded the average market price for the period and thus their effect would have been anti dilutive.

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

Note K—Segment Information

The Company classifies its business interests into three reportable segments: retail stores, catalog and direct marketing and Internet. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note A). The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income taxes. The Company’s reportable segments are strategic business units that offer the same products and utilize common merchandising, distribution and marketing functions, as well as common information systems and corporate administration. The Company does not have inter segment sales, but the segments are managed separately because each segment has different channels for selling the products.

Financial information for the Company’s business segments is as follows:

	Year ended January 31,
	2006 (Fiscal 2005)	2005 (Fiscal 2004)	2004 (Fiscal 2003)
(Dollars in thousands)	(As restated, see Note B)	(As restated, see Note B)	(As restated, see Note B)
Revenues
Stores	$407,098	$434,696	$379,349
Catalog and direct marketing	87,945	130,535	128,652
Internet	107,222	116,297	95,086
Other	66,728	78,475	44,424

Total revenues	$668,993	$760,003	$647,511

Operating contributions
Stores	$18,090	$56,410	$53,919
Catalog and direct marketing	(5,637)	4,753	20,461
Internet	6,342	11,856	15,324
Unallocated	(47,677)	(52,686)	(52,498)

Earnings (loss) before income taxes	$(28,882)	$20,333	$37,206

Depreciation and amortization
Stores	$14,145	$10,386	$7,734
Catalog and direct marketing	—	—	—
Internet	1,740	2,253	3,071
Unallocated	11,224	8,417	5,621

Total depreciation and amortization	$27,109	$21,056	$16,426

Capital asset expenditures
Stores	$23,782	$28,176	$21,774
Catalog and direct marketing	—	—	—
Internet	927	2,895	1,727
Unallocated	9,415	18,502	11,694

Total capital asset expenditures	$34,124	$49,573	$35,195

Assets
Stores	$74,596	$65,854	$51,197
Catalog and direct marketing	—	—	—
Internet	1,700	2,513	1,974
Unallocated	250,105	307,733	262,162

Total assets	$326,401	$376,100	$315,333

Note L—Quarterly Financial Information (Unaudited)

	Fiscal Year Ended January 31, 2006 Three months ended
	(As previously reported) (3)
(Dollars in thousands, except per share amounts)	April 30, 2005	July 31, 2005	October 31, 2005	January 31, 2006
Revenues	$144,882	$137,296	$123,115	$263,700
Expenses
Cost of products	66,337	71,276	62,212	142,282
Buying and occupancy	18,827	19,574	19,771	21,646
Advertising	32,484	22,603	23,272	35,545
General, selling and administrative	34,970	34,941	36,451	53,717
Other income (expense)—net	109	(197)	(137)	(233)
Earnings (loss) before income taxes	(7,627)	(11,295)	(18,728)	10,277
Income tax expense (benefit)	(3,051)	(4,518)	(8,228)	3,653
Net earnings (loss)	$(4,576)	$(6,777)	$(10,500)	$6,624

Net earnings (loss) per share
Basic(1)	$(0.30)	$(0.45)	$(0.70)	$0.44
Diluted(2)	$(0.30)	$(0.45)	$(0.70)	$0.44

	Fiscal Year Ended January 31, 2006 Three months ended
	(As restated) (3)
(Dollars in thousands, except per share amounts)	April 30, 2005	July 31, 2005	October 31, 2005	January 31, 2006
Revenues	$144,882	$137,296	$123,115	$263,700
Expenses
Cost of products	66,337	71,276	62,212	142,282
Buying and occupancy	18,833	19,580	19,778	21,684
Advertising	32,484	22,603	23,272	35,545
General, selling and administrative	35,154	35,122	36,642	54,613
Other income (expense)—net	109	(197)	(137)	(233)
Earnings (loss) before income taxes	(7,817)	(11,482)	(18,926)	9,343
Income tax expense (benefit)	(3,127)	(4,593)	(8,307)	3,281
Net earnings (loss)	$(4,690)	$(6,889)	$(10,619)	$6,062

Net earnings (loss) per share
Basic(1)	$(0.31)	$(0.46)	$(0.71)	$0.41
Diluted(2)	$(0.31)	$(0.46)	$(0.71)	$0.40

	Fiscal Year Ended January 31, 2005 Three months ended
	(As previously reported) (3)
(Dollars in thousands, except per share amounts)	April 30, 2004	July 31, 2004	October 31, 2004	January 31, 2005
Revenues	$156,405	$148,963	$153,623	$301,012
Expenses
Cost of products	62,760	66,380	71,041	141,642
Buying and occupancy	16,049	16,963	16,970	20,789
Advertising	37,072	28,755	33,030	51,101
General, selling and administrative	37,393	36,768	38,775	58,832
Other income (expense)—net	116	62	(107)	(924)
Earnings (loss) before income taxes	3,247	159	(6,300)	27,724
Income tax expense (benefit)	1,332	66	(2,583)	11,365
Net earnings (loss)	$1,915	$93	$(3,717)	$16,359

Net earnings (loss) per share
Basic(1)	$0.12	$0.01	$(0.24)	$1.04
Diluted(2)	$0.12	$0.01	$(0.24)	$1.01

	Fiscal Year Ended January 31, 2005 Three months ended
	(As restated) (3)
(Dollars in thousands, except per share amounts)	April 30, 2004	July 31, 2004	October 31, 2004	January 31, 2005
Revenues	$156,405	$148,963	$153,623	$301,012
Expenses
Cost of products	62,760	66,380	71,041	141,642
Buying and occupancy	16,072	16,992	16,981	20,903
Advertising	37,072	28,755	33,030	51,101
General, selling and administrative	37,939	37,442	39,448	61,259
Other income (expense)—net	116	62	(107)	(924)
Earnings (loss) before income taxes	2,678	(544)	(6,984)	25,183
Income tax expense (benefit)	1,201	(102)	(2,753)	10,432
Net earnings (loss)	$1,477	$(442)	$(4,231)	$14,751

Net earnings (loss) per share
Basic(1)	$0.10	$(0.03)	$(0.27)	$0.94
Diluted(2)	$0.09	$(0.03)	$(0.27)	$0.92

(1)	Basic earnings per share is calculated for interim periods including the effect of stock options exercised in prior interim periods. Basic earnings per share for the fiscal year are calculated using weighted shares outstanding based on the date stock options were exercised. Therefore, basic earnings per share for the cumulative four quarters may not equal fiscal year basic earnings per share.
(2)	Diluted net earnings per share for the fiscal year and for quarters with net earnings are computed based on weighted average common and common equivalent shares outstanding which include common stock equivalents (stock options). Net loss per share for quarters with net losses is computed based solely on weighted average common shares outstanding. Therefore, the net earnings (loss) per share for each quarter do not sum up to the earnings per share for the full fiscal year.
(3)	See Note B of Notes to Financial Statements for a description of the Company’s restatement.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Interim Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

At the time that our Annual Report on Form 10-K for the year ended January 31, 2006 was filed on May 1, 2006, our then Chief Executive Officer and then Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of January 31, 2006, because of a material weakness in internal control over the selection and application of accounting policies for complex and non-routine transactions, as discussed below. Subsequent to that evaluation, in connection with the restatement and filing of this Annual Report on Form 10-K/A, our management, including our current Interim Chief Executive Officer and Interim Chief Financial Officer, re-evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of January 31, 2006, and identified an additional material weakness in our internal control over financial reporting relating to option grant practices as discussed below.

Management’s Annual Report on Internal Control Over Financial Reporting (as Revised)

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

The Company’s management has assessed the effectiveness of its internal control over financial reporting as of January 31, 2006. This evaluation was based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In Management’s Report on Internal Control over Financial Reporting included in our original Annual Report on Form 10-K for the year ended January 31, 2006 filed on May 1, 2006, our prior management, including our then Chief Executive Officer and then Chief Financial Officer, concluded that as of January 31, 2006, the Company’s internal control over financial reporting was not effective based on the criteria described in the COSO Internal Control—Integrated Framework.

A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management identified the following material weakness in connection with its original assessment. The Company did not design and implement adequate controls over the selection and application of accounting policies for complex and non-routine transactions. As a result, certain audit adjustments to the 2005 financial statements, which were not material individually, but which affected various financial statement line items, were necessary to present the financial statements in accordance with generally accepted accounting principles.

We have restated our financial statements to reflect non-cash compensation expense associated with the issuance of options as described more fully in Note B to the consolidated financial statements. In connection with the restatement, our current management, including our current Interim Chief Executive Officer and Interim Chief Financial Officer has determined that the lack of adequate controls over the granting of stock options and the related documentation constituted a material weakness in internal control over financial reporting. This weakness resulted in the use of incorrect accounting measurement dates for certain stock option grants and resulted in the errors in the recorded amount of compensation expense and the related restatement.

As a result of the additional material weakness identified in connection with the restatement of our consolidated financial statements management has revised its assessment to include such weakness. Additionally, because of the existence of the material weaknesses, our current management concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2006, based on the criteria described in the COSO Internal Control—Integrated Framework.

Management’s revised assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2006, has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as stated in their report which appears herein.

Material Weaknesses in Internal Control Over Financial Reporting

Material Weakness Relating to Internal Control Over the Selection and Application of Accounting Policies for Complex and Non-Routine Transactions

The material weaknesses resulted in accounting errors related to treasury stock retirement, long lived asset impairment and income taxes. The Company did not properly account for the retirement of its treasury stock, which resulted in a reclassification between equity accounts. There was no net effect on shareholders’ equity. The Company retired its treasury stock for only the second time in its history and therefore accounting for retirement of treasury stock was not only complex but non-routine. In its year end determination of long lived asset impairment, the Company did not properly calculate whether two under performing stores were impaired. Initially, the Company determined that an impairment charge would be required, but subsequent calculation revealed that no such impairment existed. The Company reversed the initial impairment entry. The Company did not properly account for income taxes. A key member of the accounting staff, who accounted for income taxes in prior years, left the Company in late December 2005. While a new tax manager was hired in late December 2005, it was not possible to transition all of the knowledge and experience in such a short period of time. However, as of January 31, 2006, the tax accounts have been properly stated. Additionally, due to numerous unplanned events including departure of key accounting personnel in December 2005, the Company needed additional time to complete the year-end closing process. The untimely closing of the books resulted in the delay in filing of the Form 10-K.

Material Weakness Relating to Option Grant Practices

Based on the Special Committee’s review, as set forth in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement of Financial Statements, our management has determined that we did not maintain adequate controls regarding the option granting process. In particular, we lacked a formal policy for granting and approving options and the procedures used were insufficient to ensure that all option grants complied with our stock option plans and applicable accounting rules. Our procedures, in particular the use of unanimous written consents with “as of” effective dates, provided insufficient control to ensure that all prerequisites of APB 25 had been met prior to the grant date and to prevent option grant dates from being selected with the benefit of hindsight.

The Special Committee could not rule out the possibility that the original grant dates for some of the grants were selected with the benefit of hindsight. For example, with respect to the 1996 Management Grant, correspondence between the former Chief Executive Officer and the directors suggests that the grant (which involved the cancellation of a prior grant in 1995 and the issuance of new options at a lower exercise price) was proposed in early May 1996, but the unanimous written consents which the directors on the stock option committee were requested to execute designated as the grant date March 26, 1996, the date on which our stock had traded at a year-to-date low. The September 1999 Management Grant was discussed at a morning meeting of the Board of Directors on Monday, September 27, 1999 but we designated Friday, September 24, 1999 as the grant date, when the price of our stock was $0.88 lower. (As indicated on the table in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement of Financial Statements, the Special Committee recommended that the grant be measured as of November 10, 1999 because the grant list had not been completed when the directors met on September 27, 1999.) With respect to the May 2004 grant, the compensation committee members appear to have discussed the grant on May 19, 2004, but we selected May 21, 2004 as the grant date, when the price of our stock was $1.62 lower. (As indicated on the table in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement of Financial Statements, the Special Committee recommended that the grant be measured as of June 7, 2004 because the grant list had not been completed when the compensation committee members first approved the grant on May 19, 2004.)

Remediation of Material Weaknesses

Remediation of Material Weakness Relating to the Selection and Application of Accounting Policies for Complex and Non-Routine Transactions

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

Remediation of Material Weakness Relating to Option Grant Practices

Our former Chief Executive Officer, former President/Chief Operating Officer and former Chief Financial Officer were the individuals in senior management primarily responsible for proposing option grants for director approval, selecting grant dates, and overseeing the documentation of the grants. Each of these individuals has left the Company and, in connection with negotiated severance agreements, has agreed to reductions in his or her severance payments substantially commensurate with the excess amounts he or she had earned exercising options over the amounts he or she would have earned had the same options been granted at an exercise price equal to our stock price on the measurement dates determined by the Special Committee. In addition, each of these individuals has agreed that the exercise price for any unexercised options he or she is entitled to retain would be adjusted to reflect the alternative measurement dates.

The Special Committee has also recommended, and the Board of Directors has agreed, that we should improve our procedures relating to the granting of options. Accordingly, the Board of Directors has adopted the following procedures with respect to all future annual option grants:

•

All grants will be dated no earlier than the date all required approvals have been obtained and the exercise price for each grant will be set no lower than the closing price of the Company's stock on the grant date. The Company will no longer use “as of” dating for the approval of option grants.

•

All annual grants will be approved by the compensation committee, which grants will generally be considered and approved by the compensation committee at a meeting during the first quarter of each calendar year subsequent to the Company publicly reporting financial results for its most recently completed fiscal year. The compensation committee retains discretion to review the Company’s need for other equity grants. Prior to approval, a list identifying the names of grantees and number of options to be granted shall be presented to the compensation committee.

•	To the extent the Board of Directors or compensation committee approves option grants at a meeting, minutes will be kept to which shall be appended any list of option grants approved at such meeting.

•

To the extent the Board of Directors or compensation committee approves option grants by unanimous written consent, the grant date will be no earlier than the date the last required unanimous written consent is executed. Each committee member must date his or her signature on any such consent to reflect the date of actual signature. Any such consent shall include or have appended to it a list of all grantees and shares awarded to each such grantee.

•	A member of the Company's legal and accounting staffs will be consulted regarding, andwill oversee the documentation of and accounting for all stock option grants.

•	Any grant, other than an annual grant, made to a “Section 16” officer will be approved by the compensation committee following receipt of a list of proposed grantees.

•

Any grant, other than an annual grant, made to employees other than “Section 16” officers may be approved by a single designated board member pursuant to a delegation of authority. Such delegation must include general parameters as to such grants, including the range of options available for grant to particular levels of employees that are hired or promoted. Any grant beyond these parameters will require approval of the compensation committee.

•

All new hire grants made to employees other than “Section 16” officers shall be granted effective on the fifteenth (15th) day of the month following the commencement of such person's employment with the Company, or in the event that such date is not a business day, on the first business day thereafter.

•

With respect to all grants, the Company shall maintain records of the list provided to the committee, individual director and/or Board for review and approval. Any changes made to the submitted list shall be made prior to approval and shall be documented.

In addition, the corporate secretarial function will be upgraded so that a central, secure location is established for maintenance of minutes of meetings of the Board and its Committees. Appropriate records will be maintained documenting any actions taken by the Board or its Committees by written consent or pursuant to express delegation. This function will be under the supervision of the person performing the Corporate Secretarial function.

The Board may revise the above procedures from time to time. The Company will also monitor industry and regulatory practices with respect to stock option grants and will revise its procedures in this area to conform to “best practices” to the extent appropriate.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15(e) or 15d-15(e) that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The changes described above under Remediation of Material Weaknesses have been implemented subsequent to the end of the fiscal period covered by this Amendment No. 1 to the Company’s Annual Report on Form 10-K, and have materially affected the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sharper Image Corporation:

We have audited management’s assessment, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting (as Revised)” that Sharper Image Corporation (the “Company”) did not maintain effective internal control over financial reporting as of January 31, 2006, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s revised assessment: (1) The Company did not design and implement adequate controls over the selection and application of accounting policies for complex, non-routine transactions. As a result, certain audit adjustments to the 2005 financial statements, which were not material individually, but which affected various financial statement line items, were necessary to present the financial statements in accordance with generally accepted accounting principles. These deficiencies were concluded to be a material weakness due to the actual misstatements identified, the potential for additional misstatements, and the lack of other mitigating controls to detect the misstatements. (2) The Company did not have adequate controls over the granting of stock options and the related documentation. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the financial statements of the Company as of and for the year ended January 31, 2006 (as restated), and this report does not affect our reports on such financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of January 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended January 31, 2006 (as restated), of the Company and our reports dated May 1, 2006 (March 1, 2007, as to the effects of the restatement discussed in Note B) expressed unqualified opinions on those financial statements.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
May 1, 2006 (March 1, 2007 as to the effects of the material weakness related to historical option grants)

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	List of Financial Statements.

The following financial statements of Sharper Image Corporation and the related notes thereto are included herein in Part V, Item 8:

Incorporated herein by reference is a list of the Exhibits contained in the Exhibit Index, which begins on page 43 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on the first day of March, 2007.

SHARPER IMAGE CORPORATION		SHARPER IMAGE CORPORATION

By:	/s/ Jerry W. Levin	By:	/s/Daniel W. Nelson
	Jerry W. Levin Interim Chief Executive Officer, Chairman (Principal Executive Officer)		Daniel W. Nelson Senior Vice President Interim Chief Financial Officer (Principal Financial Officer)

SHARPER IMAGE CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D		COLUMN E
DESCRIPTION	Balance at Beginning of Period	Additions Charged to Costs & Expense		Deductions		Balance at End of Period
ACCOUNTS RECEIVABLE

YEAR ENDED JANUARY 31, 2006:
Allowance for doubtful accounts	$1,578	$187		$667		$1,098

YEAR ENDED JANUARY 31, 2005:
Allowance for doubtful accounts	$1,339	$525		$286		$1,578

YEAR ENDED JANUARY 31, 2004:
Allowance for doubtful accounts	$1,045	$1,527		$1,233		$1,339

SALES

YEAR ENDED JANUARY 31, 2006:
Reserve for refunds	$19,609	$79,778		$82,117		$17,270

YEAR ENDED JANUARY 31, 2005:
Reserve for refunds	$17,161	$82,880	(1)	$80,432	(1)	$19,609

YEAR ENDED JANUARY 31, 2004:
Reserve for refunds	$12,498	$76,366	(1)	$71,703	(1)	$17,161

(1)	The 2005 and 2004 additions and deductions for the reserve for refunds have been revised to present activity on a gross basis that was previously presented on a net basis.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Sharper Image Corporation

We have audited the financial statements of Sharper Image Corporation as of January 31, 2006 and 2005, and for each of the three fiscal years in the period ended January 31, 2006 and have issued our report thereon dated May 1, 2006 (March 1, 2007 as to the effect of the restatement discussed in Note B), (which report expresses an unqualified opinion and includes an explanatory paragraph related to the restatement described in Note B) and we have also audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2006, and the effectiveness of the Company’s internal control over financial reporting as of January 31, 2006, and have issued our report thereon dated May 1, 2006 (March 1, 2007 as to the effect of the material weakness related to grants of stock options) (which report expresses an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses); such financial statements and reports are included elsewhere in this Amendment No. 1 on Form 10-K/A. Our audits also included the financial statement schedule of the Company listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California May 1, 2006

EXHIBIT INDEX

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (Registration No. 33-12755)).

3.1.1	Certificate of Amendment of the Restated Certificate of Incorporation, dated as of September 6, 2005 (Incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended July 31, 2005).

3.2	Amended and Restated Bylaws of Sharper Image Corporation as of June 6, 2005 (Incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarter ended April 30, 2005).

3.3	Form of Certificate of Designation of Series A Junior participating Preferred Stock. (Incorporated by reference to Exhibit 3.01 to Amendment No. 2 to the Registration Statement on Form S-2).

4.1	Form of Rights Certificate. (Incorporated by reference to Exhibit 4.01 to Amendment No. 2 to the Registration Statement on Form S-2).

4.2	Form of Rights Agreement dated June 7, 1999. (Incorporated by reference to Exhibit 4.02 to Amendment No. 2 to the Registration Statement on Form S-2).

10.1	Cash or Deferred Profit Sharing Plan, as amended. (Incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1 (Registration No. 33-12755)).

10.2	Cash or Deferred Profit Sharing Plan Amendment No. 3. (Incorporated by reference to Exhibit 10.15 to Form 10-K for fiscal year ended January 31, 1988).

10.3	Cash or Deferred Profit Sharing Plan Amendment No. 4. (Incorporated by reference to Exhibit 10.16 to Form 10-K for fiscal year ended January 31, 1988).

10.4	Form of Director Indemnification Agreement. (Incorporated by reference to Exhibit 10.42 to the Registration Statement on Form S-1 (Registration No. 33-12755)).

10.5	The Sharper Image 401(K) Savings Plan. (Incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-8 (Registration No. 33-80504) dated June 21, 1994).

10.6	Officer Non-Qualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.27 to Form 10-Q for the quarter ended October 31, 2003).

10.7	Employment Agreement dated October 21, 2002 between the Company and Richard Thalheimer. (Incorporated by reference to Exhibit 10.26 to Form 10-Q for the quarter ended October 31, 2003).

10.8	Loan and Security Agreement dated October 31, 2003 between the Company and Wells Fargo Retail Finance, LLC. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended October 31, 2003).

10.9	Agreement dated October 20, 2003 between the Company and Tracy Y. Wan to extend medical benefits beyond employment term with the Company (Incorporated by reference to Exhibit 10.16 to Form 10-K for the fiscal year ended January 31, 2005).

10.10	Lease Agreement dated May 11, 2004 between the Company and Sri Hills Plaza Venture LLC (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended April 30, 2004).

10.11	First Amendment to Loan and Security Agreement dated February 6, 2004, between the Company and Wells Fargo Retail Finance, LLC. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended October 31, 2004).

10.12	Second Amendment to Loan and Security Agreement dated July 6, 2004 between the Company and Wells Fargo Retail Finance, LLC. (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended October 31, 2004).

10.13	Form of Indemnification Agreement between the Company and Officers of the Company (Incorporated by reference to Exhibit 10.20 to form 10-K for the fiscal year ended January 31, 2005).

10.14	Third Amendment to Loan and Security Agreement dated February 18, 2005 between the Company and Wells Fargo Retail Finance, LLC. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed February 22, 2005).

10.15	Fourth Amendment to Loan and Security Agreement dated November 1, 2005 between the Company and Wells Fargo Retail Finance, LLC. (Incorporated by reference to Exhibit 10.15 of the Annual Report on Form 10-K filed May 1, 2006)

10.16	Fifth Amendment to Loan and Security Agreement dated February 2, 2006 between the Company and Wells Fargo Retail Finance, LLC. (Incorporated by reference to Exhibit 10.1 to form 8-K filed February 7, 2006).

10.17	Offer letter dated August 18, 2005 between the Company and Jeffrey P. Forgan (Incorporated by reference to Exhibit 10.1 to Form 8-K/A filed August 30, 2005).

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification by Interim Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Interim Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Interim Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.