Form 10-Q/A
period 2006-04-30
SHARPER IMAGE CORP
filed 2007-03-02
CIK 811696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Common Stock, $0.01 par value, 14,973,397 shares as of February 28, 2007

EXPLANATORY NOTE

Sharper Image Corporation is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2006 filed with the Securities and Exchange Commission on June 9, 2006. This filing amends and restates our previously reported financial statements for the three months ended April 30, 2006 and 2005 to reflect non-cash compensation expense associated with the issuance of stock options, as discussed in Note B to the Financial Statements.

As previously reported, our Board of Directors voluntarily initiated an independent review of our historical stock option practices and related accounting matters. The review was conducted by a special committee of the Board with the assistance of independent legal counsel and independent accounting experts. The Special Committee’s review included all employee stock options granted from fiscal year 1994 (the fiscal year ended January 31, 1995) through 2005 (the fiscal year ended January 31, 2006). The Special Committee has completed its review, and its findings and recommendations have been accepted by the Board of Directors. Based on its review, the Special Committee concluded that the documentary evidence did not support the measurement dates the Company originally used to determine compensation expense for most option grants to employees made during the fiscal years ended January 31, 1996 through January 31, 2006. The Special Committee recommended the use of alternate measurement dates with respect to these grants. For purposes of accounting for option grants, Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) provides that the measurement date occurs when both the number of shares that the employee is entitled to receive is fixed and the exercise price associated with the grant is known. With respect to the option grants under review, the Special Committee sought to determine, based on the available evidence for each of the grants, when all prerequisites had been met in order to determine the proper measurement date for each of the granted options. In addition to the foregoing, the Special Committee’s review indicated that in several instances, options were granted with measurement dates immediately preceding, or immediately after, Company press releases; however, the Special Committee has determined that the timing of such grants does not, in and of itself, require any accounting adjustments.

We have determined in situations in which the closing price of our common stock on the measurement date exceeded the stated exercise price on the original grant date, recognition of stock-based compensation expense and related tax effects is required. We have recorded non-cash compensation expense of $17.7 million, approximately $10.5 million after tax, in the aggregate over the fiscal years 1995 through 2005, and an incremental $59,000, approximately $35,000 after tax, for the three months ended April 30, 2006. As of April 30, 2006, the aggregate amount of incremental unamortized compensation expense relating to these option grants totaled approximately $35,000.

This Amendment No. 1 amends and restates the following items of our Form 10-Q as affected by the review of our historical stock option practices and related accounting matters: (i) Part I, Item 1 – Financial Statements; (ii) Part I, Item 2 – Management’s Discussion and Analysis of Results of Operations and Financial Condition; (iii) Part I, Item 4 – Controls and Procedures; and (iv) Part II, Item 6 – Exhibits.

All information in our Quarterly Report on Form 10-Q for the three months ended April 30, 2006, as amended by this Amendment No. 1, speaks as of the date of the original filing of our Form 10-Q for such period and does not reflect any subsequent information or events, except as expressly noted in this Amendment No. 1 and except for Exhibits 31.1, 31.2, 32.1 and 32.2. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our reports, as amended, filed with the Securities and Exchange Commission subsequent to the date of the initial filing of our Quarterly Report on Form 10-Q for the three months ended April 30, 2006.

FORWARD-LOOKING STATEMENTS

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A and the documents incorporated herein by reference of Sharper Image Corporation (referred to as the “Company,” “The Sharper Image,” “Sharper Image,” “it,” “we,” “our,” “ours” and “us”) contain forward-looking statements within the meaning of federal securities laws that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by the Company’s management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or variations of such words and similar expressions, are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. These risks include, among other factors, whether the Company’s stock remains listed on the NASDAQ Global Market, the Company’s ability to continue to find or develop and to offer attractive merchandise to customers, the market potential for products in design, changes in business and economic conditions, risks associated with the expansion of its retail store, catalog and Internet operations, and changes in the competitive environment in which it operates. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the statements set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

i

SHARPER IMAGE CORPORATION

AMENDMENT No. 1 TO

FORM 10-Q/A

For the Quarter Ended April 30, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Sharper Image Corporation

Condensed Balance Sheets

(Dollars in thousands, except per share amounts)

	April 30, 2006	January 31, 2006 (See Note A)	April 30, 2005
	(As Restated, see Note B)	(As Restated, see Note B)	(As Restated, see Note B)
ASSETS
Current Assets:
Cash and cash equivalents	$29,702	$42,808	$28,623
Short-term investments	5,200	10,350	30,800
Accounts receivable, net of allowance for doubtful accounts of $1,495, $1,098 and $1,733	20,349	17,347	21,896
Merchandise inventories	91,556	104,298	123,054
Deferred income taxes	15,809	15,809	14,917
Prepaid income taxes	16,914	7,828	1,181
Prepaid expenses and other	10,394	9,685	10,455

Total Current Assets	189,924	208,125	230,926
Property and equipment, net	102,635	106,828	103,968
Deferred taxes and other assets	11,437	11,448	6,733

Total Assets	$303,996	$326,401	$341,627

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$33,198	$38,436	$37,432
Accrued expenses	11,055	16,173	21,909
Accrued compensation	4,653	4,705	6,270
Reserve for refunds	16,415	17,270	18,989
Revolving loan	593	237	—
Deferred revenue	36,656	35,814	31,809

Total Current Liabilities	102,570	112,635	116,409
Deferred taxes and other liabilities	31,964	31,721	31,722
Commitments and contingencies	—	—	—

Total Liabilities	134,534	144,356	148,131

Stockholders’ Equity:
Preferred stock, $0.01 par value:
Authorized 3,000,000 shares: Issued and outstanding, none	—	—	—
Common stock, $0.01 par value:
Authorized 50,000,000 shares: Issued 14,953,720, 14,948,730 and 15,743,610 shares. Outstanding 14,953,720, 14,948,730 and 15,033,610	150	149	157
Additional paid-in capital	113,909	113,825	117,482
Retained earnings	55,403	68,071	86,916
Treasury stock	—	—	(11,059)

Total Stockholders’ Equity	169,462	182,045	193,496

Total Liabilities and Stockholders’ Equity	$303,996	$326,401	$341,627

See Notes to Condensed Financial Statements

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Sharper Image Corporation

Condensed Statements of Operations

(Dollars in thousands, except per share amounts)

	Three Months Ended April 30,
	2006	2005
	(As Restated, see Note B)	(As Restated, see Note B)
REVENUES:
Net sales	$104,044	$141,192
Delivery	2,630	3,479
List rental and licensing	174	211

	106,848	144,882

COSTS AND EXPENSES:
Cost of products	54,210	66,337
Buying and occupancy	20,397	18,833
Advertising	22,352	32,484
General, selling, and administrative	31,189	35,154

	128,148	152,808

OTHER INCOME:
Interest income	298	329
Interest expense	(77)	(32)
Other expense	—	(188)

	221	109

Loss Before Income Tax Benefit	(21,079)	(7,817)

Income tax benefit	(8,411)	(3,127)

Net Loss	$(12,668)	$(4,690)

Net Loss per Share
Basic	$(0.85)	$(0.31)

Diluted	$(0.85)	$(0.31)

Weighted Average Number of Shares
Basic	14,952,512	15,325,800
Diluted	14,952,512	15,325,800

See Notes to Condensed Financial Statements

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Sharper Image Corporation

Condensed Statements of Cash Flows

(Dollars in thousands)

	Three Months Ended April 30,
	2006	2005
	(As Restated, see Note B)	(As Restated, see Note B)
Cash provided by (used for) operating activities:
Net loss	$(12,668)	$(4,690)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	6,941	6,197
Stock-based compensation related to Directors and employees	96	190
Tax benefit from stock option exercises	—	18
Deferred rent expenses and landlord allowances	(309)	(307)
Deferred income taxes	(25)	—
Loss on disposal of equipment	14	403
Change in operating assets and liabilities:
Accounts receivable	(3,002)	3,742
Merchandise inventories	12,742	984
Prepaid income taxes	(9,082)	(3,617)
Prepaid expenses and other	(695)	(239)
Accounts payable, reserve for refunds and accrued expenses	(11,263)	(19,183)
Deferred revenue, taxes payable and other liabilities	1,362	1,095

Cash used for operating activities	(15,889)	(15,407)

Cash provided by (used for) investing activities:
Property and equipment expenditures	(2,764)	(10,059)
Purchases of short-term investments	(1,500)	(13,000)
Sale of short-term investments	6,650	49,100

Cash provided by investing activities	2,386	26,041

Cash provided by (used for) by financing activities:
Repurchase of common stock	—	(9,279)
Proceeds from issuance of common stock resulting from stock options exercised	41	119
Principal borrowings on revolving loan credit facility	593	—
Principal payments on revolving loan facility	(237)

Cash provided by (used for) financing activities	397	(9,160)

Net increase (decrease) in cash and cash equivalents	(13,106)	1,474

Cash and cash equivalents at beginning of period	42,808	27,149

Cash and cash equivalents at end of period	$29,702	$28,623

Supplemental disclosure of cash paid for:
Interest	$60	$36
Income taxes	$822	$2,121

See Notes to Condensed Financial Statements

PART I—FINANCIAL INFORMATION

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

Certain information and footnote disclosures normally included in the notes to annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A, filed with the SEC for the fiscal year ended January 31, 2006, which includes additional disclosures, including the Company’s significant accounting policies.

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

The Special Committee has completed its review, and its findings and recommendations have been accepted by the Company’s Board of Directors. Based on its review, the Special Committee concluded that the documentary evidence did not support the measurement dates the Company originally used to determine compensation expense for most option grants to employees made during the fiscal years ending January 31, 1996 through January 31, 2006. The Special Committee recommended the use of alternate measurement dates with respect to these grants. For purposes of accounting for option grants, APB 25 provides that the measurement date occurs when both the number of shares that the employee is entitled to receive is fixed and the exercise price associated with the grant is known. With respect to the option grants under review, the Special Committee sought to determine, based on the available evidence for each of the grants, when all prerequisites had been met in order to determine the proper measurement date for each of the granted options. In addition to the foregoing, the Special Committee’s review indicated that in several instances, options were granted with measurement dates immediately preceding or immediately after, Company press releases; however, the Special Committee has determined that the timing of such grants, in and of itself, does not require any accounting adjustments.

In situations in which the closing price of the Company’s common stock on the measurement date exceeded the stated exercise price on the original grant date, the Company has recognized stock-based compensation expense and related tax effects. The Company has recorded non-cash compensation expense of $17.7 million (approximately $10.5 million after tax) in the aggregate over the fiscal years 1995 through 2005, and an incremental $59,000, approximately $35,000 after tax, for the three months ended April 30, 2006. As a result of the foregoing, the Company has restated the accompanying financial statements for the fiscal quarters ended April 30, 2006 and 2005. As of April 30, 2006, the aggregate amount of unamortized incremental compensation expense relating to these stock option grants totaled approximately $35,000.

A summary of the significant effects of the restatement is as follows:

Balance Sheet

	April 30, 2006		April 30, 2005
Dollars in thousands	As Previously Reported	As Restated	As Previously Reported	As Restated
Deferred income taxes	$15,818	$15,809	$17,968	$14,917
Prepaid income taxes	19,260	16,914	490	1,181
Total current assets	192,279	189,924	233,286	230,926
Total assets	306,351	303,996	343,987	341,627
Deferred taxes and other liabilities	35,904	31,964	35,289	31,722
Total liabilities	138,474	134,534	151,698	148,131
Additional paid in capital	100,441	113,909	105,227	117,482
Retained earnings	67,286	55,403	97,964	86,916
Total shareholders’ equity	167,877	169,462	192,289	193,496

Results of Operations

Dollars in thousands	Three Months Ended April 30, 2006		Three Months Ended April 30, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated
Buying and occupancy	$20,394	20,397	$18,827	18,833
General, selling, and administrative	31,119	31,189	34,970	35,154
Loss before income taxes	(21,006)	21,079	(7,627)	(7,817)
Income tax benefit	(8,381)	(8,411)	(3,051)	(3,127)
Net Loss	(12,625)	(12,668)	(4,576)	(4,690)
Basic loss per share	(0.84)	(0.85)	(0.30)	(0.31)
Diluted loss per share	(0.84)	(0.85)	(0.30)	(0.31)

Statement of Cash Flows

Dollars in thousands	Three Months Ended April 30, 2006		Three Months Ended April 30, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated
Net loss	$(12,625)	$(12,668)	$(4,576)	$(4,690)
Adjustments to reconcile net loss to cash used for operating activities
Stock-based compensation	22	96	—	190
Deferred income taxes	(9)	(25)	(3,051)	—
Prepaid income taxes	(9,067)	(9,082)	(490)	(3,617)
Cash used for operating activities	(15,889)	(15,889)	(15,407)	(15,407)

NOTE C - Employee Stock Compensation

At April 30, 2006, the Company had stock-based compensation plans for employees and non-employee directors which authorized the granting of various equity-based incentives including stock options.

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

The Company recognized total equity-based compensation expense of $96,000 for the quarter ended April 30, 2006, which was recorded in buying and occupancy and selling, general, and administrative expenses. Compensation costs related to share-based compensation are generally amortized over the vesting period in selling, general and administrative expenses in the statement of operations.

Prior to adopting SFAS No. 123R, the Company presented all benefits from tax deductions arising from equity-based compensation as cash provided by operating activities in the Condensed Statement of Cash Flows. SFAS No. 123R requires that the tax benefits in excess of the compensation cost recognized for those exercised options be classified as cash provided by financing activities. No excess tax benefit was included in net cash provided by financing activities for the quarter ended April 30, 2006.

The weighted-average fair value of stock options granted during the three-month periods ended April 30, 2006 and April 30, 2005 was $5.22 and $7.81 per share, respectively. As of April 30, 2006, there was $148,000 (before any related tax benefit) of unrecognized compensation cost related to non-vested share-based compensation that is expected to be recognized over the remainder of fiscal 2006.

The following table illustrates the effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation during the stated period:

Three Months Ended April 30, 2005 (as previously reported)
Net loss, as reported	$(4,576,000)
Add: Total stock-based employee compensation expense included in net loss, net of related tax effects	—
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(234,000)

Pro forma net loss	$(4,810,000)

Basic and diluted net loss per weighted average share:
As reported	$(0.30)
Pro forma	$(0.31)

Three Months Ended April 30, 2005 (as restated)
Net loss, as reported	$(4,690,000)
Add: Total stock-based employee compensation expense included in net loss net of related tax effects	114,000
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(324,000)

Pro forma net loss	$(4,900,000)

Basic and diluted net loss per weighted average share:
As reported	$(0.31)
Pro forma	$(0.32)

Stock Options

Options issued to key employees and consultants will generally vest over a four- to six-year period from the date of grant. Options issued to non-employee Board members will be immediately exercisable and vest over one year of board service from the date of grant. Any shares purchased under the option plan will be subject to repurchase by the Company at the exercise price paid per share, upon the optionee’s cessation of Board service prior to vesting. The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option-pricing model.

The table below presents the weighted-average assumption used in the model for the quarters ended April 30, 2006 and 2005. The expected life of the options represents the period of time the options are expected to be outstanding and is based on the guidance provided in SEC Staff Accounting Bulletin No. 107 on Share-Based Payment. Expected stock price volatility is based on consideration of historical and implied volatilities. The risk–free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and that has a term equal to the expected life.

Weighted average assumptions

	Three Months Ended April 30,
	2006	2005
Expected life of options (years)	6	5
Expected stock price volatility	52.58%	48.02%
Risk-free interest rate	4.95%	4.00%
Expected dividend yield	0%	0%

A summary of the activity under the stock option plans for the quarter ended April 30, 2006 is as follows:

	Number of Options	Weighted average exercise price
Balance at January 31, 2006	3,040,207	$15.21
Granted	12,500	$9.40
Exercised	(4,990)	$8.16
Canceled	—	—

Balance at April 30, 2006	3,047,717	$15.20

The aggregate intrinsic value of options exercised during the quarter ended April 30, 2006 and the quarter ended April 30, 2005 were $14,665 and $44,000, respectively.

The following table summarizes information concerning outstanding and exercisable options as of April 30, 2006.

Options outstanding				Options vested or expected to vest			Options exercisable
Range of exercise prices	Number of options outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of options vested or expected to vest	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of options exercisable	Weighted average exercise price
$ 2.00 — $ 3.99	5,533	2.5	$3.54	5,533	2.5	$3.54	5,533	$3.54
4.00 — 7.99	208,480	6.0	6.89	192,469	6.0	6.90	152,400	6.88
8.00 — 11.99	1,007,764	5.0	9.53	1,007,764	5.0	9.53	1,007,764	9.53
12.00 — 14.99	851,040	8.8	13.55	851,040	8.8	13.55	851,040	13.55
15.00 — 23.99	561,700	7.9	22.39	561,700	7.9	22.39	561,700	22.39
24.00 — 35.99	413,200	8.9	27.00	413,200	8.9	27.00	413,200	27.00

$ 2.00 — $35.99	3,047,717	7.2	$15.20	3,031,706	7.2	$15.20	2,991,637	$15.36

The aggregate intrinsic value of options outstanding, options vested or expected to vest, and options exercisable at April 30, 2006 was $8.6 million, $8.5 million and $8.1 million, respectively. Options outstanding at April 30, 2006 had a weighted-average remaining contractual life of 6.7 years.

NOTE D - Earnings per Share

Basic earnings per share is computed as net income available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares to be issued through stock option exercises.

	Three Months Ended April 30, (as previously reported)
	2006	2005
Net loss	$(12,625,000)	$(4,576,000)
Average shares of common stock outstanding during the period	14,952,512	15,325,800

Basic loss per share	$(0.84)	$(0.30)

Average shares of common stock outstanding during the period	14,952,512	15,325,800
Add:
Assumed options exercised due to exercise price being less than average market price net of assumed stock repurchases	—	—

Diluted weighted average number of shares outstanding	14,952,512	15,325,800

Diluted loss per share	$(0.84)	$(0.30)

	Three Months Ended April 30, (as restated)
	2006	2005
Net loss	$(12,668,000)	$(4,690,000)
Average shares of common stock outstanding during the period	14,952,512	15,325,800
Basic loss per share	$(0.85)	$(0.31)

Average shares of common stock outstanding during the period	14,952,512	15,325,800

Add:
Assumed options exercised due to exercise price being less than average market price net of assumed stock repurchases	—	—

Diluted weighted average number of shares outstanding	14,952,512	15,325,800

Diluted loss per share	$(0.85)	$(0.31)

The potential effects of stock options were excluded from the diluted loss per share for the three-month periods ended April 30, 2006 and 2005 because their inclusion in net loss periods would be anti-dilutive to the loss per share calculation. For the three months ended April 30, 2006 and April 30, 2005, options to purchase 1,825,840 and 1,021,140 shares, respectively, had exercise prices which exceeded the average stock price for those periods.

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

NOTE F - Commitments and Contingencies

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

NOTE G - Stockholders’ Equity

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

The accelerated vesting is expected to eliminate future compensation expense the Company would otherwise recognize in its income statement with respect to such accelerated options once SFAS No. 123R became effective on February 1, 2006. The estimated maximum future pre-tax expense that is eliminated is approximately $3.7 million. The Company incurred compensation expense beginning in the first quarter of 2006 in connection with the adoption of SFAS No. 123R.

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

Financial information for the Company’s business segments is as follows:

	Three Months Ended April 30,
(In thousands)	2006	2005
	(As Restated, see Note B)	(As Restated, see Note B)
Revenues:
Stores	$56,763	$78,308
Catalog and Direct Marketing	23,545	27,902
Internet	17,198	23,159
Other	9,342	15,513

Total Revenues	$106,848	$144,882

Operating Contributions:
Stores	$(7,244)	$1,856
Catalog and Direct Marketing	(2,160)	(3,324)
Internet	(1,241)	2,842
Unallocated	(10,434)	(9,191)

Loss before income tax benefit	$(21,079)	$(7,817)

PART I - FINANCIAL INFORMATION

ITEM 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

Our business and the associated risks has changed since the date this report was originally filed with the SEC, and we undertake no obligation to update the forward-looking statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Further, except for the forward-looking statements included in Item 4 “Controls and Procedures” and under the heading “Restatement of Financial Statements” under this Item 2, all forward-looking statements contained in this Amendment No. 1 on Form 10-Q/A to our Quarterly Report, unless they are specifically otherwise stated to be made as of a different date, are made as of the original filing date of our Quarterly Report on Form 10-Q for the period ended April 30, 2006. This Amendment No. 1 amends and restates the following items of our Form 10-Q as affected by the review of our historical stock option practices and related accounting matters: (i) Part I, Item 1 – Financial Statements; (ii) Part I, Item 2 – Management’s Discussion and Analysis of Results of Operations and Financial Condition; (iii) Part I, Item 4 – Controls and Procedures; and (iv) Part II, Item 6 – Exhibits. All information in our Quarterly Report on Form 10-Q for the three months ended April 30, 2006, as amended by this Amendment No. 1, speaks as of the date of the original filing of our Form 10-Q for such period and does not reflect any subsequent information or events, except as expressly noted in this Amendment No. 1. The following Management’s Discussion and Analysis of Results of Operations and Financial Condition gives effect to the following restatement.

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

The Special Committee has completed its review, and its findings and recommendations have been accepted by our Board of Directors. Based on its review, the Special Committee concluded that the documentary evidence did not support the measurement dates the Company originally used to determine compensation expense for most option grants to employees made during the fiscal years ending January 31, 1996 through January 31, 2006. The Special Committee recommended the use of alternate measurement dates with respect to these grants. For purposes of accounting for option grants, Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) provides that the measurement date occurs when both the number of shares that the employee is entitled to receive is fixed and the exercise price associated with the grant is known. With respect to the option grants under review, the Special Committee sought to determine, based on the available evidence for each of the grants, when all prerequisites had been met in order to determine the proper measurement date for each of the granted options. As explained in more detail below, the Special Committee reviewed, among other things, board of directors minutes, unanimous written consents and communications with the Company’s directors, including facsimiles and e-mails, as well as electronically stored drafts of letters, consents and other documents, in order to determine when the option grants under review were likely approved. Further, the Special Committee reviewed these records, as well as e-mail communications among management, draft grant lists and SEC filings in order to determine when the details regarding the grants under review (including the employees who were to receive options and the number of shares each employee was entitled to receive) were likely finalized. The measurement date selected for each grant was the first date on which it appeared both that (a) the grants had been approved and (b) the details regarding the grant had been fixed.

In addition to the foregoing, the Special Committee’s review indicated that in several instances, options were granted with measurement dates immediately preceding, or immediately after, Company press releases; however, the Special Committee has determined that the timing of such grants does not, in and of itself, require any accounting adjustments.

We have determined that in situations in which the closing price of our common stock on the measurement date exceeded the stated exercise price on the original grant date, recognition of stock-based compensation expense and related tax effects is required. We have recorded non-cash compensation expense of $17.7 million, approximately $10.5 million after tax, in the aggregate over the fiscal years 1995 through 2005, and an incremental $59,000, approximately $35,000 after tax, for the three months ended April 30, 2006. As of April 30, 2006, the aggregate amount of unamortized incremental compensation expense relating to these option grants totaled approximately $35,000. We believe the Special Committee made the appropriate judgments and assumptions in selecting alternate measurement dates.

Summary of Special Committee’s Findings

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

The following table details the grants for which the Special Committee recommended alternative measurement dates:

Original Measurement Date*	Alternative Measurement Date	Total Options Granted	Stock Price on Original Measurement Date	Stock Price on Alternative Measurement Date	Difference	Additional Compensation Expense
4/12/1995 (A)	6/12/1995	300,000	$5.63	$7.00	$1.38	$412,500
3/26/1996 (B)	6/7/1996	529,700	$3.75	$5.00	$1.25	$662,125
3/26/1996 (B)	7/19/1996	28,700	$3.75	$4.00	$0.25	$7,175
11/3/1997 (C)	12/16/1997	67,000	$3.00	$3.75	$0.75	$50,250
11/2/1998 (C)	1/25/1999	342,500	$3.88	$13.13	$9.25	$3,168,125
9/24/1999 (D)	11/10/1999	1,014,100	$9.00	$16.75	$7.75	$7,859,275
3/8/2001 (C)	3/14/2001	423,050	$8.50	$9.03	$0.53	$224,217
11/5/2001 (D)	12/13/2001	333,100	$6.90	$9.95	$3.05	$1,015,955
2/15/2002 (C)	4/1/2002	200,000	$11.95	$17.63	$5.68	$1,136,000
7/26/2002 (D)	9/18/2002	386,100	$14.91	$19.97	$5.06	$1,953,666
9/29/2003 (D)	10/1/2003	152,000	$23.82	$25.20	$1.38	$209,760
9/29/2003 (D)	10/20/2003	332,800	$23.82	$25.07	$1.25	$416,000
5/21/2004 (D)	7/8/2004	368,500	$26.10	$31.68	$5.58	$2,056,230
8/17/2005 (D)	8/31/2005	296,150	$12.52	$13.44	$0.92	$272,458

Sub-Total						$19,443,736

New Hire and Promotion Grants(E)						$433,010

Adjustment for Forfeitures						($2,078,903)

Total Compensation Expense						$17,797,848

*	See the lettered paragraphs (A-E) below for further discussion

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

(C) For the Management Grants with originally designated measurement dates in November 1997, November 1998, March 2001, and February 2002, no record could be located indicating that the compensation committee had discussed or approved the grant on or before the original grant date. Communications with the directors or other records suggest that unanimous written consents for the grant were circulated several days or weeks after the original grant date. Although several of the individuals interviewed believed that the grants, including the number of options to be granted to senior management, likely would have been discussed with members of the compensation committee either at a board meeting or in telephone calls in advance of the unanimous written consents being circulated, no documentary evidence of such discussions could be located. The evidence indicated that the terms of the grant, including the number of options to be granted and the recipients, had been finalized by the time the directors signed the unanimous written consents. Thus, the measurement dates for these grants were our best estimate based on the Special Committee’s review of available evidence, such as board minutes, e-mails and correspondence, of the date on which the directors likely executed the written consents.

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

The Special Committee has also recommended, and the Board of Directors has agreed, that we should improve our procedures relating to the granting of options. Accordingly, the Board of Directors has adopted the procedures set forth in Item 4—Controls and Procedures—Remediation of Material Weaknesses.

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

Our store operations generated the highest proportion of our sales, representing 53.1% and 54.0% of total revenues for the quarters ended April 30, 2006 and 2005, respectively. As of April 30, 2006, we operated 191 The Sharper Image stores in 37 states and the District of Columbia. During fiscal 2005, The Sharper Image opened 20 new stores and closed five stores at lease maturity. During the first fiscal quarter of fiscal 2006, the Company opened two new stores, closed one store at lease maturity and remodeled one existing store. Our catalog and direct marketing operations, including revenue generated directly from catalogs, print advertising, single product mailers and television infomercials, generated 22.0% and 19.3% of our total revenues for the quarters ended April 30, 2006 and 2005, respectively. Our Internet operations generated 16.1% and 16.0% of total revenues in the quarters ended April 30 2006 and 2005, respectively.

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

	Three Months Ended April 30,
	2006	2005
Percentage of Total Revenues	As Restated	As Restated
Revenues:
Net store sales	53.1%	54.0%
Net catalog and direct marketing sales	22.0	19.3
Net Internet sales	16.1	16.0
Net wholesale sales	6.1	8.2
Delivery and other	2.7	2.5

Total Revenues	100.0%	100.0%

Costs and Expenses:
Cost of products	50.7	45.8
Buying and occupancy	19.1	13.0
Advertising	20.9	22.4
General, selling and administrative	29.2	24.3

Other income (net)	0.2	0.1

Loss before income tax benefit	(19.7)	(5.4)
Income tax benefit	(7.8)	(2.2)

Net loss	(11.9)%	(3.2)%

The following table sets forth the components of total revenues for the periods indicated.

	Three Months Ended April 30,
	2006	2005
Revenues (dollars in thousands)
Net store sales	$56,763	$78,308
Net catalog and direct marketing sales	23,545	27,902
Net Internet sales	17,198	23,159
Net wholesale sales	6,538	11,823

Total Net Sales	104,044	141,192
Delivery and other	2,804	3,690

Total Revenues	$106,848	$144,882

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

Buying and Occupancy

Buying and occupancy costs for the three-month period ended April 30, 2006 increased $1.6 million, or 8.3%, from the comparable prior year period, reflecting occupancy costs associated with the 11 net new stores opened since April 30, 2005 and rent increases associated with lease renewals, partially offset by the occupancy costs of the five Sharper Image stores closed at lease maturity since April 30, 2005. Buying and occupancy costs as a percentage of revenues increased to 19.1% for the first quarter of 2006, compared to 13.0% for the first quarter of 2005 due to lower-than expected sales in all channels. In fiscal 2005, we opened a total of 20 new stores. As of April 30, 2006, we have opened two new stores, closed one store at lease maturity and remodeled one existing store.

Advertising

Advertising for the three-month period ended April 30, 2006 decreased $10.1 million, or 31.2%, from the comparable prior year period, due primarily to a 53.3% decrease in the number of The Sharper Image catalog pages circulated and a 37.2% decrease in the number of The Sharper Image catalogs circulated, a 61.9% decrease in the number of single product mailers circulated, a 38.6% decrease in print media advertising spending, a 10.7% decrease in television infomercial advertising spending, a 30.8% decrease in Internet advertising spending, which includes search engine keyword placement and revenue share costs incurred for affiliate programs and a 57.1% decrease in radio advertising spending.

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

General, Selling and Administrative Expenses

General, selling and administrative, or GS&A, expenses for the three-month period ended April 30, 2006 decreased $4.0 million, or 11.4%, from the comparable prior year period, resulting from a decrease of $3.6 million due primarily to variable expenses from decreased net sales, offset by an increase of $0.8 million in expenses related to the 11 net new stores opened after April 30, 2005. Also contributing to the decrease were decreases of $0.5 million for distribution center shipping costs incurred for product delivery to our stores, $0.2 million in uncollectibles and $0.2 million related to travel expenses.

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

ITEM 4. Controls and Procedures

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

At the time that our Quarterly Report on Form 10-Q for the three months ended April 30, 2006 was filed on June 9, 2006, our then Chief Executive Officer and then Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of April 30, 2006, because of a material weakness in internal control over the selection and application of accounting policies for complex and non-routine transactions. Subsequent to that evaluation, in connection with the restatement and filing of this Quarterly Report on Form 10-Q/A, our management, including our current Interim Chief Executive Officer and Interim Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of April 30, 2006, and identified an additional material weakness in our internal control over financial reporting relating to option grant practices as discussed below.

Material Weaknesses Relating to Internal Control over Financial Reporting

At the time that our Quarterly Report on Form 10-Q for the three months ended April 30, 2006 was filed on June 9, 2006, our then management, including our then Chief Executive Officer and then Chief Financial Officer, concluded that our internal control over financial reporting was not effective as of April 30, 2006, because of a material weakness in internal control over financial reporting. Management concluded that the following material weaknesses existed at April 30, 2006: (1) the selection and application of accounting policies for complex and non-routine transactions and (2) the granting of stock options and the related documentation. The material weaknesses are described in detail in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2006.

Remediation of Material Weaknesses

Remediation of Material Weakness Relating to Internal control over the Selection and Application of Accounting Policies for Complex and Non-Routine Transactions

The Company is in the process of creating a formal process related to the design and implementation of control over the selection and application of accounting policies for complex, non-routine transactions. This process will include the early identification of complex, non-routine transactions and documentation by the Company’s accounting staff. Regular meetings with accounting staff and executive level officers involved and familiar with accounting issues related to complex, non routine transactions, will be held to review the initial documentation. As required, outside legal and/or accounting advice will be obtained. In addition, the Company is evaluating adding additional accounting resources and making system enhancements in order to shorten its closing process.

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

The Special Committee has also recommended, and the Board of Directors has agreed, that we should improve our procedures relating to the granting of options. Accordingly, the Board of Directors has adopted the following procedures with respect to all future annual option grants:

•

All grants will be dated no earlier than the date all required approvals have been obtained and the exercise price for each grant will be set no lower than the closing price of the Company’s stock on the grant date. The Company will no longer use “as of” dating for the approval of option grants.

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

•	A member of the Company’s legal and accounting staffs will be consulted regarding, and will oversee the documentation of and accounting for, all stock option grants.

•	Any grant, other than an annual grant, made to a “Section 16” officer will be approved by the compensation committee following receipt of a list of proposed grantees.

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

•

All new hire grants made to employees other than “Section 16” officers shall be granted effective on the fifteenth (15th) day of the month following the commencement of such person’s employment with the Company, or in the event that such date is not a business day, on the first business day thereafter.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15(e) or 15d-15(e) that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The changes described above under Remediation of Material Weaknesses have been implemented subsequent to the end of the fiscal period covered by this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A, and have materially affected the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. Exhibits

Exhibits

10.1	Agreement dated as of May 9, 2006 among the Company, Richard J. Thalheimer, the Thalheimer Entities (as defined therein) and the Knightspoint Entities (as defined therein) (Incorporated by reference to Exhibit 10.1 to form 8-K filed May 12, 2006).

10.2	Amendment No. 1, dated as of May 9, 2006, to the Rights Agreement, dated as of June 7, 1999, between the Company and Mellon Investor Services LLC (f/k/a ChaseMellon Shareholder Services, L.L.C.) (Incorporated by reference to Exhibit 10.2 to form 8-K filed May 12, 2006).

10.3	Employment Agreement, dated as of May 10, 2006, between the Company and Jeffrey P. Forgan (Incorporated by reference to Exhibit 10.3 to form 8-K filed May 12, 2006).

10.4	Employment Agreement, dated as of May 10, 2006, between the Company and Tracy Y. Wan (Incorporated by reference to Exhibit 10.4 to form 8-K filed May 12, 2006).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Interim Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Interim Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Interim Chief Executive Officer

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Interim Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on the 2nd day of March, 2007.

SHARPER IMAGE CORPORATION

by:	/s/ Jerry W. Levin
Jerry W. Levin
Chairman
Interim Chief Executive Officer

by:	/s/ Daniel W. Nelson
Daniel W. Nelson
Senior Vice President
Interim Chief Financial Officer