Form 10-Q
period 2006-07-31
SHARPER IMAGE CORP
filed 2007-03-19
CIK 811696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2006

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $0.01 par value, 14,973,397 shares as of March 14, 2007

SHARPER IMAGE CORPORATION

FORM 10-Q

For the Three Months and Six Months Ended July 31, 2006

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

Sharper Image Corporation

Condensed Balance Sheets

(Dollars in thousands, except per share amounts)

	July 31, 2006	January 31, 2006	July 31, 2005
		(See Note A)	(As Restated, see Note B)
ASSETS
Current Assets:
Cash and cash equivalents	$23,024	$42,808	$23,404
Short-term investments	—	10,350	22,800
Accounts receivable, net of allowance for doubtful accounts of $1,396, $1,098 and $1,388	19,633	17,347	22,539
Merchandise inventories	87,266	104,298	117,714
Deferred income taxes	15,809	15,809	14,917
Prepaid income taxes	2,544	7,828	5,733
Prepaid expenses and other	12,938	9,685	16,102

Total Current Assets	161,214	208,125	223,209
Property and equipment, net	99,932	106,828	102,737
Deferred taxes and other assets	11,622	11,448	6,470

Total Assets	$272,768	$326,401	$332,416

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$32,051	$38,436	$35,256
Accrued expenses	12,510	16,173	20,825
Accrued compensation	4,384	4,705	4,357
Reserve for refunds	15,913	17,270	16,466
Revolving loan	—	237	—
Deferred revenue	36,736	35,814	36,391

Total Current Liabilities	101,594	112,635	113,295
Other liabilities	15,988	31,721	32,301

Total Liabilities	$117,582	144,356	145,596

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value:
Authorized 3,000,000 shares: Issued and outstanding, none	—	—	—
Common stock, $0.01 par value:
Authorized 50,000,000 shares: Issued 14,970,097, 14,948,730 and 15,747,730 shares. Outstanding 14,970,097, 14,948,730 and 15,037,730 shares	150	149	157
Additional paid-in capital	114,253	113,825	117,695
Retained earnings	40,783	68,071	80,027
Treasury stock	—	—	(11,059)

Total Stockholders’ Equity	155,186	182,045	186,820

Total Liabilities and Stockholders’ Equity	$272,768	$326,401	$332,416

See Notes to Condensed Financial Statements

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

Sharper Image Corporation

Condensed Statements of Operations

(Dollars in thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
		(As Restated, see Note B)		(As Restated, see Note B)
REVENUES:
Net sales	$104,142	$133,630	$208,186	$274,822
Delivery	2,791	3,439	5,421	6,918
List rental and licensing	223	227	397	438

	107,156	137,296	214,004	282,178

COSTS AND EXPENSES:
Cost of products	56,404	71,276	110,614	137,613
Buying and occupancy	20,224	19,580	40,621	38,413
Advertising	19,359	22,603	41,711	55,087
General, selling, and administrative	35,488	35,122	66,677	70,276

	131,475	148,581	259,623	301,389

OTHER INCOME (EXPENSE):
Interest income	246	462	544	791
Interest expense	(159)	(216)	(236)	(248)
Other expense	(93)	(443)	(93)	(631)

	(6)	(197)	215	(88)

Loss Before Income Tax Benefit	(24,325)	(11,482)	(45,404)	(19,299)
Income tax benefit	(9,705)	(4,593)	(18,116)	(7,719)

Net Loss	$(14,620)	$(6,889)	$(27,288)	$(11,580)

Net Loss Per Share
Basic and Diluted	$(0.98)	$(0.46)	$(1.82)	$(0.76)

Weighted Average Number of Shares
Basic and Diluted	14,963,297	15,034,980	14,957,994	15,177,976

See Notes to Condensed Financial Statements

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

Sharper Image Corporation

Condensed Statements of Cash Flows

(Dollars in thousands)

	Six Months Ended July 31,
	2006	2005
		(As Restated, see Note B)
Cash provided by (used for) operating activities:
Net loss	$(27,288)	$(11,580)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	14,008	13,297
Stock based compensation	361	376
Deferred rent expenses and landlord allowances	(845)	(745)
Loss on disposal of equipment	114	930
Deferred taxes	(16,518)	—
Change in operating assets and liabilities:
Accounts receivable	(2,286)	3,099
Merchandise inventories	17,032	6,324
Prepaid expenses and other	1,957	(11,377)
Accounts payable, reserve for refunds, accrued expenses and taxes payable	(11,726)	(29,239)
Deferred revenue and other liabilities	2,552	6,654

Cash used for operating activities	(22,639)	(22,261)

Cash provided by (used for) investing activities:
Property and equipment expenditures	(7,348)	(16,455)
Purchases of short-term investments	(1,500)	(24,100)
Sale of short-term investments	11,850	68,200
Proceeds from sale of assets	22	—

Cash provided by investing activities	3,024	27,645

Cash provided by (used for) financing activities:
Repurchase of common stock	—	(9,279)
Proceeds from issuance of common stock resulting from stock options exercised	68	150
Principal payments on revolving credit facility	(237)

Cash used for financing activities	(169)	(9,129)

Net decrease in cash and cash equivalents	(19,784)	(3,745)

Cash and cash equivalents at beginning of period	42,808	27,149

Cash and cash equivalents at end of period	$23,024	$23,404

Supplemental disclosure of cash paid for:
Interest	$186	$75
Income taxes	$827	$2,146

See Notes to Condensed Financial Statements

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Sharper Image Corporation

Notes to Condensed Financial Statements

Note A—Interim Financial Statements

Basis of Presentation

The condensed balance sheets at July 31, 2006 and July 31, 2005 (as restated) and the related condensed statements of operations for the three-month and six-month periods ended July 31, 2006 and July 31, 2005 (as restated) and cash flows for the six-month periods ended July 31, 2006 and July 31, 2005 (as restated) have been prepared by Sharper Image Corporation (the “Company”), without audit. In the opinion of management, the condensed financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of July 31, 2006 and 2005 and for the three-month and six-month periods then ended. The balance sheet at January 31, 2006, presented herein, has been derived from the audited balance sheet of the Company.

Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim financial statements should be read in conjunction with Amendment No.1 to the Company’s Annual Report on Form 10-K/A filed with the SEC for the fiscal year ended January 31, 2006, which includes additional disclosures, including the Company’s significant accounting policies.

The Company’s business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the holiday shopping season. A substantial portion of the Company’s total revenues and all or most of the Company’s net earnings usually occur in the three-month period ending January 31. The Company, as is typical in the retail industry, generally experiences lower revenues and net operating results during the other three-month periods and has incurred and may continue to incur losses in these three-month periods. The results of operations for these interim periods are not necessarily indicative of the results for the full fiscal year.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ materially from estimates and assumptions made.

New Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Income Tax Uncertainties.” FIN No. 48 applies to all tax positions accounted for under FASB No. 109, “Accounting for Income Taxes.” The Interpretation defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not.” The term “more-likely-than-not” means there exists a likelihood of more than 50 percent that the position will be sustained upon review by the taxing authority based solely on its technical merits as of the reporting date. The Interpretation is effective for interim and annual reporting periods beginning after December 15, 2006. The Company does not expect the adoption of FIN No. 48 to have a material effect on the Company’s financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which replaces SFAS No. 123, supersedes Accounting Principles Board (“APB”) No. 25 and related interpretations and amends SFAS No. 95, “Statement of Cash Flows.” The provisions of SFAS No. 123R are similar to those of SFAS No. 123; however, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statement as compensation cost based on their fair value on the date of the grant. The fair value of the share-based awards will be determined using an option-pricing model on the grant date. SFAS No. 123R is effective at the beginning of the first fiscal year beginning after June 15, 2005. The Company adopted SFAS No. 123R in the first quarter of fiscal 2006. Due to the accelerated vesting of certain stock options in fiscal 2005 and fiscal 2004, the adoption of SFAS No. 123R did not have a material impact on the Company’s financial statements upon adoption in the first quarter of 2006, although the future impact of the adoption of SFAS No. 123R is dependent upon the future issuance of stock option grants and share based awards to the extent future grants are approved by the Company’s compensation committee.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of Accounting Research Bulletin No. 43, Chapter 4”. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. The provisions in SFAS No. 151 must be applied prospectively to the Company’s inventory costs incurred after January 1, 2006. The adoption of SFAS No. 151 did not have a material impact on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally recognized by way of a cumulative effect adjustment within net earnings during the period of change. SFAS No. 154 requires retrospective application to prior period financial statements, unless it is impracticable to determine either the period-special effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 did not have a material effect on the Company’s financial statements.

In October 2005, the FASB issued FASB Staff Position (“FSP”) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” which addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. This FSP requires that rental costs associated with ground or building operating leases incurred during a construction period be recognized as rental expense and included in income from continuing operations. The guidance in this FSP shall be applied to the first reporting period beginning after December 15, 2005, with early adoption permitted. The adoption of FSP FAS 13-1 did not have a material impact on the Company’s financial statements.

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

In situations in which the closing price of the Company’s common stock on the measurement date exceeded the stated exercise price on the original grant date, the Company has recognized stock-based compensation expense and related tax effects. As a result of the foregoing, the Company has restated the accompanying financial statements for the three and six months ended July 31, 2005.

A summary of the significant effects of the restatement is as follows:

Balance Sheet

	July 31, 2005
Dollars in thousands	As Previously Reported	As Restated
Prepaid income taxes	$8,093	$5,733
Current assets	225,569	223,209
Total assets	334,776	332,416
Other liabilities	35,929	32,301
Total Liabilities	149,224	145,596
Additional paid in capital	105,267	117,695
Retained earnings	91,187	80,027
Total stockholders’ equity	185,552	186,820

	July 31, 2005
Dollars in thousands	As Previously Reported	As Restated
Total liabilities and stockholders’ equity	334,776	332,416

Results of Operations

	Three Months Ended July 31, 2005
Dollars in thousands, except per share amount	As Previously Reported	As Restated
Buying and occupancy	$19,574	$19,580
General, selling, and administrative	34,941	35,122
Loss before income taxes	(11,295)	(11,482)
Income tax benefit	(4,518)	(4,593)
Net loss	(6,777)	(6,889)
Net loss per share, basic and diluted	(0.45)	(0.46)

	Six Months Ended July 31, 2005
Dollars in thousands, except per share amount	As Previously Reported	As Restated
Buying and occupancy	$38,401	$38,413
General, selling, and administrative	69,911	70,276
Loss before income taxes	(18,922)	(19,299)
Income tax benefit	(7,569)	(7,719)
Net loss	(11,353)	(11,580)
Net loss per share, basic and diluted	(0.75)	(0.76)

Statement of Cash Flows

	Six Months Ended July 31, 2005
Dollars in thousands	As Previously Reported	As Restated
Net loss	$(11,353)	$(11,580)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Stock-based compensation	—	376
Change in operating assets and liabilities:
Accounts payable, reserve for refunds, accrued expenses and taxes payable	(26,879)	(29,239)
Prepaid expenses and other	(13,716)	(11,377)
Deferred revenue and other liabilities	6,755	6,654
Cash used for operating activities	(22,261)	(22,261)

NOTE C—Employee Stock Compensation

At July 31, 2006, the Company had stock-based compensation plans for employees and non-employee directors which authorized the granting of various equity-based incentives including stock options.

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

The Company incurred compensation expense beginning in the first three months ended April 30, 2006 in connection with the adoption of SFAS No. 123R. The Company recorded equity-based compensation expense of $265,000 and $361,000, respectively, for the three and six months ended July 31, 2006, in buying and occupancy, and selling, general and administrative expenses in the statement of operations. Compensation costs related to share-based compensation are generally amortized over the vesting period.

Prior to adopting SFAS No. 123R, the Company presented all benefits from tax deductions arising from equity-based compensation as cash provided by operating activities in the Condensed Statement of Cash Flows. SFAS No. 123R requires that the tax benefits in excess of the compensation cost recognized for those exercised options be classified as cash provided by financing activities. No excess tax benefit was included in net cash provided by financing activities for the six months ended July 31, 2006.

The weighted-average fair value of stock options granted during the three-month periods ended July 31, 2006 and 2005 was $7.04 and $6.22 per share, respectively. As of July 31, 2006, there was $121,000 (before any related tax benefit) of unrecognized compensation cost related to non-vested share-based compensation that is expected to be recognized over the remainder of fiscal 2006.

The following table illustrates the effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation during the stated period:

	Three Months Ended July 31, 2005	Six Months Ended July 31, 2005
	(As Restated, see Note B)	(As Restated, see Note B)
Net loss, as reported	$(6,889,000)	$(11,580,000)

Add: Total stock-based compensation expense, included in net loss, net of related tax effects	112,000	226,000

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(346,000)	(670,000)

Pro forma net loss	$(7,123,000)	$(12,024,000)

Basic and diluted net loss per weighted average share:

As reported	$(0.46)	(0.76)
Pro forma	$(0.47)	(0.79)

Each stock option generally has a vesting period of four to six years and is generally exercisable for a period of up to ten years from the date of the grant. The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option-pricing model.

The table below presents the weighted-average assumptions used in the model for the six months ended July 31, 2006 and 2005. The expected life of the options represents the period of time the options are expected to be outstanding and is based on the guidance provided in SEC Staff Accounting Bulletin No. 107 on Share-Based Payment. Expected stock price volatility is based on consideration of historical and implied volatilities. The risk–free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for securities with a term equal to the expected life of the option.

Weighted average assumptions

	Six Months Ended July 31,
	2006	2005
Expected life (years)	6	5
Expected volatility	52.62%	47.97%
Risk-free interest rate	4.92%	3.94%
Expected dividend yield	—	—

A summary of the activity under the stock option plans for the six months ended July 31, 2006 is as follows:

	Number of Options	Weighted average exercise price
Balance at January 31, 2006	3,040,207	$15.21
Granted	12,500	$9.40
Exercised	(4,990)	$8.16
Canceled	—	—

Balance at April 30, 2006	3,047,717	$15.20
Granted	47,500	13.13
Exercised	(16,377)	8.81
Canceled	(23,590)	16.74

Balance at July 31, 2006	3,055,250	$15.19

The aggregate intrinsic value of the options exercised during the six months ended July 31, 2006 and 2005 was $76,921 and $66,436 respectively. For the three months ended July 31, 2006 and 2005, the aggregate intrinsic value of the options exercised was $62,256 and $22,431, respectively.

The following table summarizes information concerning outstanding and exercisable options as of July 31, 2006.

Options outstanding				Options vested or expected to vest			Options exercisable
Range of exercise prices	Number of options outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of options vested or expected to vest	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of options exercisable	Weighted average exercise price
$ 2.00 — $ 3.99	5,466	1.5	$3.55	5,466	1.5	$3.55	5,466	$3.55
4.00 — 7.99	199,030	5.0	6.90	183,744	5.0	6.90	145,110	6.90
8.00 — 11.99	1,016,434	4.1	9.57	1,016,050	4.1	9.57	1,011,434	9.56
12.00 — 14.99	857,370	7.8	13.56	856,218	7.8	13.56	842,370	13.55
15.00 — 23.99	568,650	7.0	22.21	568,650	7.0	22.21	564,900	22.26
24.00 — 35.99	408,300	7.9	27.02	408,300	7.9	27.02	408,300	27.02

$ 2.00 — $35.99	3,055,250	6.3	$15.19	3,038,428	6.3	$15.20	2,977,580	$15.35

The aggregate intrinsic value of options, outstanding options vested or expected to vest and options exercisable at July 31, 2006 was $2.2 million, $2.2 million and $2.0 million respectively. Options outstanding at July 31, 2006 had a weighted-average remaining contractual life of 6.3 years.

NOTE D—Earnings per Share

Basic earnings per share is computed as net income available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share, reflects the potential dilution that could occur from common shares to be issued through stock options.

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
		(As Restated, see Note B)		(As Restated, see Note B)
Net loss	$(14,620,000)	$(6,889,000)	$(27,288,000)	$(11,580,000)
Average shares of common stock outstanding during the period	14,963,297	15,034,980	14,957,994	15,177,976

Basic loss per share	$(0.98)	$(0.46)	$(1.82)	$(0.76)

Average shares of common stock outstanding during the period	14,963,297	15,034,980	14,957,994	15,177,976
Add:
Assumed options exercised due to exercise price being less than average market price net of assumed stock repurchases	—	—	—	—
Diluted weighted average number of shares outstanding	14,963,297	15,034,980	14,957,994	15,177,976

Diluted loss per share	$(0.98)	$(0.46)	$(1.82)	$(0.76)

The potential effects of stock options were excluded from the diluted earnings per share for the three and six-month periods ended July 31, 2006 and 2005 because their inclusion in net loss periods would be anti-dilutive to the earnings per share calculation. Options to purchase 3,055,250 and 2,683,547 shares of common stock were outstanding as of July 31, 2006 and 2005, respectively. For the six months ended July 31, 2006 and July 31, 2005, options to purchase 1,833,200 and 1,416,050 shares, respectively, had exercise prices which exceeded the average stock price for those periods.

NOTE E—Revolving Loan and Notes Payable

The Company has a revolving secured credit facility with Wells Fargo Bank, National Association. The credit facility allows borrowings against a “borrowing base” determined by inventory levels and specified accounts receivable. The credit facility is secured by the Company’s inventory, accounts receivable, and specified other assets.

On February 2, 2006, the Company entered into an amendment to the credit facility. The amendment extended the maturity date to February 2, 2010, and allows borrowings and letters of credit up to a maximum of $55 million. In addition, through October 31, 2007, the Company may, at its option, seek to increase the maximum credit amount by up to $30 million on no more than five occasions in minimum increments of $5 million, provided that at no time shall the maximum credit amount exceed $85 million. On October 26, 2006, the Company exercised the option to increase the maximum amount available under the facility to $85 million. Borrowings under the amended credit facility bear interest at either the LIBOR rate plus a margin ranging from 1.25% to 1.75% based on average excess availability or at Wells Fargo’s prime rate less up to 0.25% based on average excess availability. As of July 31, 2006, the interest rate on the credit facility was 8.00%.

The credit facility contains financial covenants that only apply during an event of default or when the borrowing base is drawn below a specified level. These financial covenants require the Company to maintain a minimum EBITDA (as defined) on a rolling 12-month basis of $25 million and to maintain capital expenditures below a specified level based on the Company’s projections. The credit facility contains limitations on incurring additional indebtedness and making additional investments and does not permit a change of control. As of July 31, 2006, letter of credit commitments outstanding under the credit facility were $8.7 million and no borrowings were outstanding. The Company believes that it is in compliance with all of its debt covenants as of July 31, 2006.

NOTE F—Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities; except as noted below, management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

On or before April 15, 2006, there were five class actions filed against the Company alleging that the Ionic Breeze does not perform as claimed. The actions are filed on behalf of purchasers of the Ionic Breeze in the State Courts of California (San Francisco) and Florida (Jacksonville), as well as the U.S. District Courts of Maryland and Florida (Miami). Only the San Francisco action has been certified for class representation. The Florida State Court action was stayed pending resolution of the ongoing San Francisco case. The Maryland case has been dismissed.

On January 16, 2007, the Company entered into a Settlement Agreement and Release (the “Agreement”) in the case pending in the United States District Court for the Southern District of Florida, Miami Division covering all persons who purchased an Ionic Breeze branded product between May 6, 1999 and the effective date of the Agreement who do not opt out of the Agreement (the “Settlement Class”). The Agreement relates to claims made with respect to the performance, effectiveness and safety of the Ionic Breeze line of indoor air purifiers (the “Claims”). The Agreement provides for the full release of the Company by all members of the Settlement Class with respect to the Claims. On January 25, 2007, the Court gave preliminary approval to the Agreement and enjoined all other Ionic Breeze actions. There can be no assurance that the court will provide final approval to this settlement agreement. Further, litigation can consume substantial financial and management resources.

The Agreement provides, among other things: (i) that the Company will sell Ozone Guard attachments for floor models of Ionic Breeze at a price of $7.00 per unit for 180 days and the Company will design an Ozone Guard attachment for any Ionic Breeze model that is not compatible with current Ozone Guard models; (ii) that the Company will test all current and future Ionic Breeze models for ozone emissions using the UL 867 test protocol as conducted through an independent testing laboratory and will not sell any Ionic Breeze model that has not passed the UL 867 standard; and (iii) for certain restrictions with respect to the Company’s advertisements for the Ionic Breeze line of indoor air purifiers.

In addition, the Company will issue a non-transferable $19.00 merchandise credit, valid for one year, to each member of the Settlement Class to be used exclusively to purchase Sharper Image Design and Sharper Image branded products, subject to one merchandise credit per household. The Company estimates that there are approximately 3.2 million members of the Settlement Class. Under the Agreement, the Company will pay (i) up to $1.875 million to the plaintiff’s attorneys for fees and expenses and (ii) all notice and other costs of administering the settlement. Other than legal costs, the Company is unable to estimate the amount of expenses that will be recorded in future periods in connection with the Agreement, in particular the merchandise credit. Any expenses recognized in connection with the Agreement may adversely affect the Company’s operating results for periods in which these merchandise credits are redeemed. The actual effects on the Company’s operating results will depend on the rate of redemption of the credits, the merchandise mix purchased using the credits and the timing of any redemption of the credits. The Company does not anticipate that the Agreement will have a material adverse effect on its financial condition.

In November 2006, a plaintiff commenced a purported stockholders’ derivative action relating to the Company’s historical option grant practices in the State Court of California (San Francisco), naming as defendants certain of the Company’s current and former officers and directors. The Company is also named as a nominal defendant. The plaintiff alleges that she is one of the Company’s stockholders and seeks to recover, on the Company’s behalf, damages the Company incurred by, among other things, improper option grants. The plaintiff also seeks equitable relief, including corporate governance reforms. The case is in the initial stages of procedure and none of the defendants has yet filed a response to the complaint. On October 13, 2006, the Company’s board of directors received a letter from another alleged shareholder who asserted that he would commence a shareholders’ derivative action if the Company’s board of directors failed to cause the Company to commence action against current and former directors and members of management relating to the Company’s historical options practices. The Company believes it has responded, and continues to respond, appropriately to the conduct related to the Company’s historical option grant practices.

NOTE G—Segment Information

The Company classifies its business interests into three reportable segments: retail stores, catalog and direct marketing and Internet. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note A of the 2006 Annual Report. The Company evaluates performance and allocates resources based on operating contribution, which excludes other unallocated corporate general and administrative costs and income tax expense or benefit. The Company’s reportable segments are strategic business units that offer essentially the same products and utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. The Company does not have inter-segment sales, but the segments are managed separately because each segment has different channels for selling the product.

Financial information for the Company’s business segments is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
Dollars in thousands		(As Restated, see Note B)		(As Restated, see Note B)
Revenues:
Stores	$64,653	$87,758	$121,416	$166,066
Catalog and Direct Marketing	18,271	17,655	41,816	45,557
Internet	15,095	18,365	32,293	41,524
Other	9,137	13,518	18,479	29,031

Total Revenues	$107,156	$137,296	$214,004	$282,178

Operating Contributions:
Stores	$(8,739)	$(142)	$(15,983)	$1,748
Catalog and Direct Marketing	(1,313)	(2,578)	(3,473)	(5,890)
Internet	1,078	1,529	(163)	4,374
Unallocated general and administrative expenses	(15,351)	(10,291)	(25,785)	(19,531)

Loss before income tax benefit	$(24,325)	$(11,482)	$(45,404)	$(19,299)

NOTE H—Subsequent Events

The following events occurred subsequent to July 31, 2006:

a) On September 25, 2006, Richard J. Thalheimer departed as Chairman and Chief Executive Officer of the Company. On December 22, 2006, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with Mr. Thalheimer regarding his previous termination of employment with the Company. The Settlement Agreement became effective on December 30, 2006 (the “Effective Date”). As of the Effective Date, pursuant to the terms of the Settlement Agreement, Mr. Thalheimer resigned as a director of the Company and agreed that the Company would have the right to fill the resulting vacancy.

Under the terms of the Settlement Agreement, in lieu of any amounts payable to Mr. Thalheimer under his employment agreement with the Company, dated October 21, 2002, and in full satisfaction of any severance obligation of the Company to him, Mr. Thalheimer will be paid severance in the amount of $1.8 million on April 1, 2007 and will be permitted to (1) exercise certain vested stock options (on agreed upon terms), and (2) receive continued coverage for himself and his dependents under the Company’s health care program provided to its U.S. employees, until the later of Mr. Thalheimer’s death (or, in the case of his dependents, until the later of his death or September 30, 2016). Mr. Thalheimer will also be entitled to the payment of a nonqualified retirement benefit of $3.9 million on April 1, 2007.

The Settlement Agreement provided that to the extent the Company’s payment of severance benefits and retirement benefits to Mr. Thalheimer is delayed until after January 15, 2007 in connection with the application of Section 409A of the Internal Revenue Code, then the Company will pay Mr. Thalheimer interest from January 15, 2007 to the payment date at the annual rate of six percent, compounded annually (increasing to ten percent for any period after April 1, 2007). The Settlement Agreement also provided an allowance of $300,000 to assist Mr. Thalheimer in renting office space and in securing secretarial assistance for three years. These benefits related to Mr. Thalheimer’s severance compensation will be accrued in the three-month period ended October 31, 2006. Under the terms of the Settlement Agreement, all options held by Mr. Thalheimer will remain outstanding until the earlier of (1) the date they expire by their own terms for reasons unrelated to Mr. Thalheimer’s termination, (2) in the case of any option granted to Mr. Thalheimer prior to October 21, 2002, March 15, 2007 (or, if later, 30 days after such options can be exercised without violating securities laws) and (3) in the case of any option granted to Mr. Thalheimer after October 21, 2002, December 22, 2010. The exercise price of all such options will be adjusted as determined by the Board in connection with the Company’s restatement of its financial statements.

The Company has also agreed to reimburse Mr. Thalheimer for fees and expenses of counsel incurred by him in connection with the negotiation of the Settlement Agreement, up to $80,000, which will be accrued in the three-month period ended January 31, 2007.

b) On November 8, 2006, Ms. Tracy Wan resigned from her position as President and Chief Operating Officer of the Company. On December 22, 2006, the Company entered into a letter agreement (the “Wan Separation Agreement”) with Ms. Wan regarding her previous termination of employment with the Company. The Wan Separation Agreement became effective on December 30, 2006.

Under the terms of the Wan Separation Agreement, in lieu of any amounts payable to Ms. Wan under her employment agreement with the Company, dated May 10, 2006, and in full satisfaction of any severance obligation of the Company to her, Ms. Wan will be paid severance in the amount of $32,251, this will be recorded in the three-month period ending January 31, 2007. Under the terms of the Wan Separation Agreement, Ms. Wan will be permitted to exercise certain vested stock options, as agreed upon, until November 8, 2007. The exercise prices of all such options will be adjusted as determined by the Board in connection with the Company’s restatement of its financial statements. Ms. Wan’s health coverage will continue, pursuant to the terms of a letter agreement between her and the Company, dated October 20, 2003, until the earlier of (a) the date Ms. Wan becomes eligible for medical insurance benefits from another employer or (b) the date Ms. Wan becomes eligible for Medicare, and in the case of any child dependent through the date he or she would be covered under the Company plans in effect as of the date of Ms. Wan’s termination.

c) On November 8, 2006, Mr. Jeffrey Forgan resigned from his position as Executive Vice President and Chief Financial Officer of the Company. On December 23, 2006, the Company entered into a letter agreement (the “Forgan Separation Agreement”) with Mr. Forgan regarding his previous termination of employment with the Company. The Forgan Separation Agreement became effective on December 31, 2006.

Under the terms of the Forgan Separation Agreement, in lieu of any amounts payable to Mr. Forgan under his employment agreement with the Company, dated May 10, 2006, and in full satisfaction of any severance obligation of the Company to him, Mr. Forgan was not entitled to receive any severance. Under the terms of the Forgan Separation Agreement, Mr. Forgan will be permitted to exercise certain vested stock options, as agreed upon, until November 8, 2007. The exercise prices of all such options will be adjusted as determined by the Board in connection with the Company’s restatement of its financial statements. Additionally, under the terms of the Forgan Separation Agreement, Mr. Forgan will continue to receive health coverage under the Company’s group health plans (with premiums to be paid by the Company) until November 8, 2007.

Mr. Forgan has agreed to provide consulting services to the Company until March 8, 2007 for which he will be paid a consulting fee of $25,000 per month, paid in arrears, commencing in the three-month period ended January 31, 2007.

d) On March 8, 2007, the Company entered into an amendment to the Services Agreement among the Company, Jerry W. Levin, the Company’s interim Chief Executive Officer, and JW Levin Partners LLC (“JWL Partners”). This amendment provides that, if requested by the Board of Directors, Mr. Levin will remain as Chairman of the Board, following the Company’s appointment of a permanent Chief Executive Officer, through September 25, 2007 (the last date of the term of the Services Agreement), and increases the monthly compensation paid to JWL Partners by $100,000 in the aggregate for the services of Mr. Levin and JWL Partners, which will be paid for the period starting February 1, 2007 through a period of 90 days following the end of Mr. Levin’s term under the Services Agreement as interim Chief Executive Officer, but in no event beyond September 25, 2007. This supplemental fee will be payable in full in the event of an early termination of the agreement under specified circumstances, including a change of control or termination by the Company without cause or by JWL Partners due to the Company’s material breach of the agreement. The amendment also provides for the grant of options to purchase 65,301 shares of the Company’s common stock to Mr. Levin and the grant of options to purchase 21,766 shares of the Company’s common stock to each of two other members of JWL Partners. All of these options have an exercise price equal to the fair market value of the Company’s common stock on the grant date and will become exercisable on September 25, 2007, or earlier in the event of a change of control or specified involuntary termination events (including termination by the Company without cause or by JWL Partners due to the Company’s material breach of the agreement).

PART I—FINANCIAL INFORMATION

ITEM 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Results of Operations and Financial Condition contained in our report on Amendment No. 1 to Form 10-K/A, as filed with the Securities and Exchange Commission. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements may include but are not limited to statements regarding our future products and enhancements, business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Form 10-Q. Additionally, statements concerning future matters such as the development of new products or enhancements, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties that are difficult to predict and which may cause the Company’s actual results and performance to differ materially from those expressed or forecasted in any such forward-looking statements. These risks include, among other factors, the Company’s ability to continue to find or develop and to offer attractive merchandise to customers, the market potential for products in design, changes in business and economic conditions, risks associated with the expansion of its retail store, catalog and Internet operations, and changes in the competitive environment in which it operates. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the statements set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

OVERVIEW

We are a multi-channel specialty retailer. We market and sell our merchandise primarily through three integrated sales channels: The Sharper Image stores, The Sharper Image catalog, which includes revenue from all direct marketing activities, television infomercials, and the Internet. We also market to other businesses through corporate sales, where revenues are recorded in each of our three sales channels and through our wholesale operations.

On September 25, 2006, Jerry W. Levin was appointed our Interim Chief Executive Officer, and Richard Thalheimer departed as Chairman and Chief Executive Officer. On November 8, 2006 our former President and Chief Operating Officer and our former Chief Financial Officer resigned. Our mission is for the Company to project an image of quality, excitement and innovation. We are substantially revising nearly all aspects of our business strategy.

The periods covered by this Quarterly Report do not reflect the effects, or expenses, associated with our new business strategy. Certain strategies, such as substantially reducing our use of infomercials, will reduce revenues, but the related costs to be eliminated exceeds the revenue reduction. Although we anticipate some of the steps being taken will reduce a limited number of expenses and improve profitability in the near term, others, such as our efforts to renegotiate store leases and to close underperforming stores, will not result in cost savings until future periods and will, in fact, increase some near term expenses. We anticipate incurring substantially higher expenses in the third and fourth fiscal quarter of 2006, including:

•

Severance costs of $5.1 million, primarily related to the departure of our former Chairman and Chief Executive Officer, former President / Chief Operating Officer and consulting fees payable to our former Chief Financial Officer.

•

Expenses related to our engaging JW Levin Partners LLC (JWL Partners), an entity affiliated with Mr. Levin, and independent consultants to provide management support services offset in part by the reduction of expense from the departure of the former Chief Executive Office, President / Chief Operating Officer, Chief Financial Officer, and certain other executives. These expenses include approximately $225,000 in monthly fees and estimated expenses under the management services agreement and consulting arrangements with various consultants, as well as $252,000 in compensation expense in connection with options granted to Mr. Levin and independent consultants during the three-month period ended October 31, 2006.

•

Legal and accounting expenses of approximately $3.1 million incurred in connection with the Special Committee’s review of our option grant practices and the associated restatement of financial results, described in more detail below under “—Restatement of Financial Statements.”

•

The Company is continually evaluating store operations, market conditions and engaging in discussion with landlords. In the quarter ended January 31, 2007, we decided to close seven store, three at lease maturity. The four stores closed prior to lease maturity were deemed to be underperforming and additional fourth quarter expenses will be booked for accelerating the depreciation of the assets of the four stores. The reduced rent and landlord payment to us for vacating one of the stores was offset by the payment made for the lease buyout of one of the other stores.

•

In the fiscal third quarter, the Company re-evaluated its product refurbishing practices and decided to discontinue the majority of product refurbishing going forward. In addition to the increasing costs to refurbish and the declining margins on the existing refurbished inventory, it was determined the refurbished product segment reduced sales of some of the original non-refurbished inventory. As such, we increased the inventory reserve at October 31, 2006 by approximately $7.5 million for the products waiting for refurbishing, existing inventory and write off of parts used in refurbishing. This decision will reduce revenues from sales of refurbished products, but the related expenses of refurbishing and managing these sales will also be reduced. The fourth quarter will also have increased reserves, and we expect to have additional reserves going forward, which will impact gross margin on future sales.

•

The Company reviewed its payroll and commission arrangements it had revised earlier in the year related to its retail operations and in the fiscal fourth quarter reverted back to a commission based compensation structure. The payroll expense is expected to increase in the fourth quarter with the new commission structure based upon the increased sales expected from holiday sales.

Our total revenues decreased 22.0% to $107.2 million for the three months period ended July 31, 2006 from $137.3 million for the three-month period ended July 31, 2005. For the six-month period ended July 31, 2006, our total revenues decreased 24.2% to $214 million from $282.2 million in the same period last year. This decrease was due primarily to a decrease in the sales of our proprietary design and Sharper Image branded products, in particular our Ionic Breeze line of air purifiers and massage chairs. Also contributing to the decrease in total revenues was a decrease in sales of third-party branded electronic products, primarily the iPod personal music player and related accessories, and to a lesser extent, general decreases in other product categories. Comparable store sales decreased 27.8% and 28.5% for the three and six-month periods ended July 31, 2006, respectively, from the corresponding prior year periods. The monthly comparable store sales decrease was 23.1%, 26.2% and 36.2% for the months of July, June and May of 2006, respectively.

Our store operations generated the highest proportion of our sales, representing 60.3% and 63.9% of total revenues for the three-month periods ended July 31, 2006 and 2005, respectively and 56.7% and 58.9% for the six-month periods ended July 31, 2006 and 2005, respectively. As of July 31, 2006, we operated 191 The Sharper Image stores in 37 states and the District of Columbia. During the first half of fiscal year 2006, we opened two new stores, closed two stores at lease maturity and remodeled six stores. Our store locations are as follows:

Location	No. of stores	Location	No. of stores	Location	No. of stores
Alabama	2	Kentucky	1	Oklahoma	2

Arizona	5	Louisiana	2	Oregon	3

Arkansas	1	Maryland	4	Pennsylvania	3

California	33	Massachusetts	5	Rhode Island	1

Colorado	5	Michigan	2	South Carolina	2

Connecticut	3	Minnesota	3	Tennessee	2

Florida	16	Missouri	4	Texas	22

Georgia	5	Nebraska	1	Utah	1

Hawaii	2	Nevada	6	Virginia	4

Illinois	11	New Jersey	7	Washington	3

Indiana	2	New York	13	Washington, DC	1

Iowa	2	North Carolina	5	Wisconsin	2

Kansas	1	Ohio	4

Our catalog and direct marketing operations, including revenue generated directly from catalogs, print advertising, single product mailers and television infomercials, generated 17.1% and 12.9% of our total revenues for the three- month periods ended July 31, 2006 and 2005, respectively, and 19.5% and 16.1% for the six-month periods ended July 31, 2006 and 2005, respectively. Our Internet operations generated 14.1% and 13.4% of total revenues in the three months ended July 31, 2006 and 2005, respectively, and 15.1% and 14.7% for the six-month periods ended July 31, 2006 and 2005, respectively. Our wholesale operations generated 5.7% and 7.2% of our total revenues for the three- month periods ended July 31, 2006 and 2005, respectively, and 6.0% and 7.7% for the six-month periods ended July 31, 2006 and 2005, respectively.

The percentage of our total revenues attributable to our proprietary designed products was approximately 65% for the six-month period ended July 31, 2006, decreasing from approximately 69% for the six-month period ended July 31, 2005. We are reemphasizing third-party branded and third-party designed products exclusive to the Sharper Image and deemphasizing some of our proprietary designed products which may lead us to experience some margin erosion. We anticipate that a substantial amount of our revenues will continue to be generated by our proprietary Ionic Breeze line of air purifiers.

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

In connection with the review, Skadden interviewed fourteen individuals (some on multiple occasions) involved in our option granting process, including the former Chief Executive Officer, the former Chief Financial Officer, the former President / Chief Operating Officer, and their respective assistants, and the former Controller as well as our directors, advisors and employees. In addition, Skadden reviewed: (a) documents kept in hard copy form at our headquarters; (b) documents retained by our current and former outside counsel; (c) documents and emails provided by certain outside directors; and (d) electronic data, including emails and electronic documents, stored on Company hard drives, email servers, backup tapes and file servers.

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

We have determined that in situations in which the closing price of our common stock on the alternate measurement date exceeded the stated exercise price on the original grant date, recognition of stock-based compensation expense and related tax effects is required. We have recorded non-cash compensation expense of $17.7 million, approximately $10.5 million after tax in the aggregate over the fiscal years 1995 through 2005 and an incremental $31,000, approximately $19,000, after tax for the three months ended July 31, 2006 and an incremental $63,000, approximately $38,000, after tax for the six months ended July 31, 2006. As of July 31, 2006, the aggregate amount of unamortized incremental compensation expense relating to these option grants totaled approximately $4,000. We believe the Special Committee made the appropriate judgments and assumptions in selecting alternate measurement dates.

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

The following table details the grants for which the Special Committee recommended alternative measurement dates:

Original Measurement Date*	Alternative Measurement Date	Total Options Granted	Stock Price on Original Measurement Date	Stock Price on Alternative Measurement Date	Difference	Additional Compensation Expense
4/12/1995 (A)	6/12/1995	300,000	$5.63	$7.00	$1.38	$412,500
3/26/1996 (B)	6/7/1996	529,700	$3.75	$5.00	$1.25	$662,125
3/26/1996 (B)	7/19/1996	28,700	$3.75	$4.00	$0.25	$7,175
11/3/1997 (C)	12/16/1997	67,000	$3.00	$3.75	$0.75	$50,250
11/2/1998 (C)	1/25/1999	342,500	$3.88	$13.13	$9.25	$3,168,125
9/24/1999 (D)	11/10/1999	1,014,100	$9.00	$16.75	$7.75	$7,859,275
3/8/2001 (C)	3/14/2001	423,050	$8.50	$9.03	$0.53	$224,217
11/5/2001 (D)	12/13/2001	333,100	$6.90	$9.95	$3.05	$1,015,955
2/15/2002 (C)	4/1/2002	200,000	$11.95	$17.63	$5.68	$1,136,000
7/26/2002 (D)	9/18/2002	386,100	$14.91	$19.97	$5.06	$1,953,666
9/29/2003 (D)	10/1/2003	152,000	$23.82	$25.20	$1.38	$209,760
9/29/2003 (D)	10/20/2003	332,800	$23.82	$25.07	$1.25	$416,000
5/21/2004 (D)	7/8/2004	368,500	$26.10	$31.68	$5.58	$2,056,230
8/17/2005 (D)	8/31/2005	296,150	$12.52	$13.44	$0.92	$272,458

Sub-Total						$19,443,736
New Hire and Promotion Grants(E)						$433,010
Adjustment for Forfeitures and Cancellations						$(2,078,903)

Total Compensation Expense						$17,797,843

*	See the lettered paragraphs (A-E) below for further discussion

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

(A) With respect to the Management Grants in fiscal 1995, April 12, 1995 was originally designated as the measurement date. The former Chief Executive Officer was granted 300,000 options and, at the same time, 300,000 options previously granted to him in 1994 were cancelled. As of April 1995, however, the former Chief Executive Officer was not eligible to participate in our stock option plan and proposed amendments to the stock option plan which would permit his participation, were not approved by shareholders until June 12, 1995. The Special Committee determined that the 1994 grant to the former Chief Executive Officer had never become effective (and, accordingly, that no accounting adjustment was required) and that the 1995 grant should be measured for accounting purposes on June 12, 1995, the date on which shareholders approved the amendments to the stock option plan.

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

(D) For the Management Grants with originally designated measurement dates in September 1999, November 2001, July 2002, September 2003, May 2004 and August 2005, the compensation committee members approved grants through e-mails or during board meetings or, in one instance, a teleconference on or within a few days before or after the original grant date. However, for each of these grants, no record could be found showing that final details regarding the number of options to be granted to each individual employee were fixed at the time the compensation committee members approved the grants, except for grants in September 2003 and August 2004 to Section 16 Officers (see discussion below). Thus, the Special Committee determined that the compensation committee members had approved these grants and delegated to management the task of finalizing the grant details. The measurement dates for these grants were our best estimate, based on the Special Committee’s review of available evidence — including e-mail communications, draft option grant lists, Form 4s filed with the SEC concerning grants to our Section 16 Officers, and the unanimous written consents later signed by the compensation committee members relating to the grants — of the date on which the grant details were likely finalized. For the September 2003 and August 2005 grants, the Special Committee determined that the grants to our Section 16 Officers should be measured on the date the directors first approved the grants (October 1, 2003 and August 17, 2005, respectively) (given that the director-approved grants to such officers could not be changed by management under our option plans without further compensation committee approval) and that the grants to other employees were finalized by, and should be measured on the date the unanimous written consent relating to the grants appears to have been submitted to the compensation committee members.

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

With respect to the matters discussed above, it is conceivable that others viewing the same evidence might have selected different measurement dates and that a higher or lower compensation charge would have resulted. Solely for purposes of assessing the possible effect on compensation expense that using different measurement dates could have had, for the Management Grants discussed above, we selected the earliest and latest measurement dates (if any) that had any colorable support, and calculated compensation expense using the highest and lowest stock price during that range of dates. Based on this data, the resulting compensation expense could have been as low as $13.8 million or as high as $22.3 million.

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

As noted above, our former Chief Executive Officer, former President / Chief Operating Officer and former Chief Financial Officer were the individuals in senior management primarily responsible for proposing option grants for director approval, selecting grant dates, and overseeing the documentation of the grants. Each of these individuals has left the Company and, in connection with negotiated severance agreements, has agreed to reductions in his or her severance payments substantially commensurate with the excess amounts he or she had earned exercising options over the amounts he or she would have earned had the same options been granted at an exercise price equal to our stock price on the measurement dates determined by the Special Committee. In addition, each of these individuals has agreed that the exercise price for any unexercised options he or she is entitled to retain would be adjusted to reflect such measurement dates.

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

The following table sets forth the results of operations expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
		(As Restated)		(As Restated)
Percentage of Total Revenues
Revenues:
Net store sales	60.3%	63.9%	56.7%	58.9%
Net catalog and direct marketing sales	17.1	12.9	19.5	16.1
Net Internet sales	14.1	13.4	15.1	14.7
Net wholesale sales	5.7	7.2	6.0	7.7
Delivery, list rental and licensing	2.8	2.6	2.7	2.6

Total Revenues	100.0%	100.0%	100.0%	100.0%
Costs and Expenses:
Cost of products	52.6	51.9	51.7	48.8
Buying and occupancy	18.9	14.2	19.0	13.6
Advertising	18.1	16.4	19.5	19.5
General, selling and administrative	33.1	25.6	31.2	24.9
Other (Income) Expense	0.0	0.1	(0.1)	0.0

Loss Before Income Tax Benefit	(22.7)	(8.2)	(21.3)	(6.8)
Income Tax Benefit	(9.1)	(3.3)	(8.5)	(2.7)

Net Loss	(13.6)%	(4.9)%	(12.8)%	(4.1)%

The following table sets forth the components of total revenues for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
Dollars in thousands	2006	2005	2006	2005
Revenues:
Net store sales	$64,653	$87,758	$121,416	$166,066
Net catalog and direct marketing sales	18,271	17,655	41,816	45,557
Net Internet sales	15,095	18,365	32,293	41,524
Net wholesale sales	6,123	9,852	12,661	21,675

Total Net Sales	104,142	133,630	208,186	274,822
Delivery, list rental and licensing	3,014	3,666	5,818	7,356

Total Revenues	$107,156	$137,296	$214,004	$282,178

Revenues

Net sales for the three month period ended July 31, 2006 decreased $29.5 million, or 22.1%, from the comparable three-month period of the prior year. Decreases in net sales for the three-month period ended July 31, 2006 were attributable to decreases of $23.1 million in store sales, $3.7 million in wholesale sales, and $3.3 million in Internet sales, these decreases were marginally offset by $0.6 million increase in catalog and direct marketing sales. Net sales for the six-month period ended July 31, 2006 decreased $66.6 million, or 24.2%, from the comparable period last year. Decreases in net sales for the six-month period ended July 31, 2006 were attributable to decreases of $44.6 million in store sales, $3.7 million in catalog and direct marketing sales, $9.0 million in wholesale sales, and $9.2 million in Internet sales. Returns and allowances for the three-month and six-month periods ended July 31, 2006, were 10.6% and 10.4% of sales, as compared with 9.3% and 11.0% of sales for the comparable prior year periods.

The decrease in total revenues for the three and six-month periods ended July 31, 2006, as compared to the comparable prior year periods, was due primarily to a decrease in the sales of our proprietary products and Sharper Image branded products, particularly our Ionic Breeze line of air purifiers and massage chairs, increased competition and decreased advertising, in general and specifically designed for these products. The decrease in our massage chair product line resulted from increased competition at lower price points for similar products. Also contributing to the decrease in total revenues were a decrease in sales of the iPod personal music player and related accessories and to a lesser extent general decreases in other product categories. Total advertising spending decreased 14.4% and 24.3% for the three and six month periods ended July 31, 2006, respectively, compared to the same prior year periods. Our proprietary designed products and private label products decreased to approximately 59% of net sales in the six-months period ended July 31, 2006 from approximately 65% in the six-month period ended July 31, 2005 and decreased to approximately 65% of net sales in the six-month period ended July 31, 2006 from approximately 69% of net sales in the six-month period ended July 31, 2005.

For the three-month period ended July 31, 2006, net store sales decreased $23.1 million, or 26.3%, while comparable store sales decreased by 27.8%. The decrease in net store sales for the six months ended July 31, 2006 reflects a 7.9% decrease in transactions and a 19.9% decrease in average revenue per transaction. For the six-month period ended July 31, 2006, net store sales decreased $44.6 million, or 26.9% while comparable store sales decreased by 28.5%. The decrease reflects a 12.7% decrease in average revenue per transaction, and a 15.4% decrease in the number of transactions. These decreases are the result of the sales trends discussed above.

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

For the three-month period ended July 31, 2006, as compared with the same period of the prior year, net catalog and direct marketing sales, which includes sales generated from catalog mailings, single product mailers, print advertising and television infomercials, increased $0.6 million, or 3.5%. The increase for the three-month period ended July 31, 2006 was due primarily to increased television infomercial sales of $4.3 million or 65.2% compared to the same prior year period. The higher response and conversion rate of infomercial sales in the current year was partially offset by an 8.6% decrease in television infomercial advertising spending compared to the same prior year period. The increase in sales from infomercials was partially offset by decreased sales in the remaining direct marketing categories. The decrease in catalog sales was primarily due to the decrease of 22.1% in advertising spending, resulting from a 17.6% decrease in The Sharper Image catalogs circulated, and a 37.5% decrease in The Sharper Image catalog pages circulated. The 12.0% decrease in solo mailer advertising spending was the result of a 15.2% decrease in single product mailers circulated, primarily relating to our Ionic Breeze line of air purifiers. The decrease in other direct marketing sales for the three-month period ended July 31, 2006 as compared with the same period last year was attributable to decreased advertising spending, comprised of a 19.8% decrease in print media and a 34.3% decrease in radio advertising spending. The catalog and direct marketing sales decrease for the three-month period ended July 31, 2006 also reflects a decrease of 0.6% in transactions and a decrease of 1.2% in average revenue per transaction as compared with the same prior year period. For the six-month period ended July 31, 2006, as compared with the same period of the prior year, net catalog and direct marketing sales decreased $3.7 million, or 8.2%. The decrease in catalog sales was primarily due to the decrease of 24.3% in advertising spending, resulting from a 27.4% decrease in The Sharper Image catalogs circulated, which includes a 45.2% decrease in The Sharper Image catalog pages circulated. The 44.8% decrease in solo mailer advertising spending was the result of a 49.4% decrease in single product mailers circulated, primarily relating to our air purification line of products. The decrease in other direct marketing sales for the six-month period ended July 31, 2006 as compared with the same period last year was attributable to decreased advertising spending, comprised of a 33.9% decrease in print media, a 9.8% decrease in infomercial, and a 47.3% decrease in radio advertising spending. The catalog and direct marketing sales decrease for the six-month period ended July 31, 2006 also reflects a decrease of 14.6% in transactions partially offset by an increase of 5.6% in average revenue per transaction as compared with the same prior year period.

For the three and six-month periods ended July 31, 2006, Internet sales, which includes the Sharper Image website (www.sharperimage.com ) and eBay auction sites, decreased $3.3 million, or 17.8%, and $9.2 million, or 22.2%, respectively, from the same periods last year. The Internet sales decrease for the three months ended July 31, 2006 was attributable to a 5.2% decrease in transactions, coupled with a 5.1% decrease in average revenue per transaction as compared to the same period of the prior year. Internet advertising spending increased for the three months ended July 31, 2006 by 14.1% when compared to the same period in the prior year, although Internet sales decreased 17.8% due to lower conversion rates for some paid-for-search engine key word placements. The Internet sales decrease for the six months ended July 31, 2006 was attributable to a 10.6% decrease in transactions and a 5.7% decrease in average revenue per transaction, as compared to the same period of the prior year. The decreases in sales and number of transactions for the six- month period ended July 31, 2006 were due to a decrease of 14.3% in Internet advertising, which includes primarily, paid-for search engine key word placement and revenue share costs incurred for affiliate programs.

For the three and six-month periods ended July 31, 2006, wholesale sales decreased $3.7 million, or 37.9%, and $9.0 million, or 41.6%, respectively, from the same prior year periods. The decreases were primarily attributable to decreasing our proprietary designed product sales to our existing wholesale customer base, particularly of the Ionic Breeze line of air purifiers.

Cost of Products

Cost of products for the three and six-month periods ended July 31, 2006 decreased $14.9 million, or 20.9%, and $27.0 million, or 19.6%, compared to the same prior year periods. The gross margin rate for the three-month period ended July 31, 2006 was 47.4%, as compared to 48.1% for the same prior year period, and the gross margin rate for the six-month period ended July 31, 2006 was 48.3%, as compared to 51.2% for the same prior year period. These decreases resulted primarily from a decrease in sales of proprietary designed and Sharper Image branded products, which generally have higher gross margin rates, and an increase in sales of electronics, which generally have lower gross margin rates.

Our gross margin rate fluctuates with the changes in our merchandise mix, primarily with respect to the proportion of sales due to our proprietary designed and Sharper Image branded products. In addition, our gross margin rate can fluctuate as sales shifts occur between our various selling channels. The variation in merchandise mix from category to category and from year to year is characteristic of our sales results being driven by individual products rather than by general lines of merchandise. Additionally, auction sites, on-line stores and other selected promotional activities, such as the July Summer Clearance Sale and free shipping offers, will, in part, tend to reduce gross margin rate. Our gross margins may not be comparable to those of other retailers, since some retailers include the costs related to their distribution network in cost of products while we, and other retailers, exclude them from gross margin and include them instead in general, selling and administrative expenses. We cannot accurately predict future gross margin rates.

Buying and Occupancy

Buying and occupancy costs increased $0.6 million, or 3.3%, and increased by $2.2 million, or 5.7%, respectively, for the three and six-month periods ended July 31, 2006 from the comparable prior year periods, reflecting the occupancy costs associated with the eleven new stores opened since July 31, 2005 and rent increases associated with lease renewals, partially offset by the occupancy costs of the four Sharper Image stores closed since July 31, 2005. Buying and occupancy costs as a percentage of total revenues increased to 18.9% for the three-month period ended July 31, 2006 from 14.2% and increased to 19.0% for the six-month period ended July 31, 2006 from 13.6% from the comparable prior year periods, primarily due to lower-than-expected sales in all channels, which caused a de-leverage in store and distribution center occupancy costs.

Advertising

Advertising expense for the three-month period ended July 31, 2006 decreased $3.2 million or 14.4%, from the comparable prior year period. The decrease in advertising expense was primarily attributable to a 22.1% decrease in catalog advertising spending, resulting from a 17.6% decrease in the number of The Sharper Image catalogs circulated, and a 37.5% decrease in the number of The Sharper Image catalog pages circulated. Also contributing to this decrease were a 12.0% decrease in solo mailer spending, a 15.2% decrease in solo mailer circulation, a 19.8% decrease in print media advertising spending, a 34.3% decrease in radio advertising spending and an 8.6% decrease in television infomercial spending. The decrease was partially offset by a 14.1% increase in Internet advertising, which includes search engine key word placement and revenue share costs incurred for affiliate programs.

Advertising expense for the six-month period ended July 31, 2006 decreased $13.4 million or 24.3% from the comparable prior year period. The decrease in advertising expense was primarily attributable to a $6.1 million or 33.8% decrease in catalog advertising, resulting from a 27.4% decrease in the number of The Sharper Image catalogs circulated, which includes a 45.2% decrease in the number of The Sharper Image catalog pages circulated. Also contributing to this decrease was a decrease of 44.8% in solo mailer spending resulting from a 49.4% decrease in single product mailers circulated, a 33.9% decrease in print media advertising spending, a 47.3% decrease in radio advertising spending, a 9.8% decrease in television infomercial spending and a 14.3% decrease in Internet advertising spending.

Advertising expenses as a percentage of total revenues increased to 18.1% in the three-month period ended July 31, 2006 compared to 16.4% in the three-month period ended July 31, 2005, and remained constant at 19.5% for the six-month periods ended July 31, 2006 and 2005.

General, Selling and Administrative Expenses

General, selling and administrative, or GS&A, expenses, for the three-month period ended July 31, 2006 increased $0.4 million, or 1.0%, and decreased by $3.6 million, or 5.1%, for the six-month period ended July 31, 2006 from the comparable prior year periods. These decreases were primarily attributable to decreased variable expenses of $0.7 million and $1.8 million, for the three and six-month periods ended July 31, 2006, respectively, which related to decreased net sales, and $2.3 million and $4.9 million for the three and six-month periods ended July 31, 2006, respectively, attributable to reduced payroll expenses resulting from reduction in corporate office personnel, voluntary salary reduction of certain management executives and revision of the store payroll commission structure. These decreases were partially offset by expenses associated with opening seven net new stores since July 31, 2005, an increase of $0.5 million in legal expenses, $0.8 million in credit card charge backs and $1.9 million accrued for settlement costs related to class action litigation.

GS&A expenses as a percentage of total revenues increased to 33.1% from 25.6% for the three-month period ended July 31, 2006 and increased to 31.2% from 24.9% for the six-month period ended July 31, 2006 from the comparable prior year period.

Other Income and Expense

Other expense (net) decreased $0.2 million and $0.3 million for the three and six month periods ending July 31, 2006 from the comparable prior year periods. The decrease is largely attributable to a decrease of loss on disposals of assets by $0.7 million in the six months ended July 31, 2006, compared to the same period in previous year, and due to a reduction in interest expense due to a decrease in outstanding letters of credit when compared to the same period in the year 2005. This decline was partially offset by a decline in interest income as a result of decrease in cash and cash equivalents and short term investments by $30.1 million.

Liquidity and Capital Resources

We met our short-term liquidity needs and our capital requirements in the six-month period ended July 31, 2006 with existing cash and investment balances.

Net cash used by operating activities totaled $22.6 million for the first six months of fiscal 2006, an increase of $0.4 million from the same period of fiscal 2005, which was due to a decrease in net earnings, a decrease in accounts payable and accrued expenses balances, and an increase in prepaid expenses and long term deferred tax asset. These decreases in cash flows were partially offset by increases in cash flow resulting from decreased levels of inventory during the six-month period ended July 31, 2006. We have continued to manage inventory levels through advertised sale events, promotions and mark downs.

About $3 million of net cash was provided by investing activities for the first six months of fiscal 2006, primarily due to net redemptions of short-term investments of $10.3 million. We used $7.3 million for capital expenditures relating to new and remodeled stores, technological enhancements and tooling costs for our proprietary designed products.

Net cash used by financing activities declined by $9.0 million when compared to the previous year, due to our repurchase of common stock in the second fiscal quarter of 2005.

For fiscal 2006, we plan to slow our new store unit growth. As of July 31, 2006, we have opened two new stores, closed two stores at lease maturity and remodeled six existing stores. We expect to open four additional new stores and remodel one of our existing store locations in the second half of fiscal 2006. We plan to continue our capital investment in tooling costs for proprietary products and continue the enhancement of our technological systems at a more moderate pace than in the two previous years. We believe that our total capital expenditures for fiscal 2006 will be approximately $12 million to $15 million.

We believe we will be able to fund our working capital expenditures for new and remodeled stores, technological enhancements and tooling costs for Sharper Image Design products through existing cash balances, cash generated from operations, our credit facility and as necessary, other funding sources, including future debt or equity offering.

We have a revolving secured credit facility with Wells Fargo Bank, National Association, which was amended in February 2006. The credit facility expires on February 2, 2010 and allows borrowings and letters of credit up to a maximum of $55 million. In addition, through October 31, 2007, we may, at our option, seek to increase the maximum amount by up to $30 million on no more than five occasions in minimum increments of $5 million, provided that at no time shall the maximum amount exceed $85 million. Borrowings outstanding under the credit facility prior to amendment in February 2006 bear interest at either the adjusted LIBOR rate plus 1.50% or at Wells Fargo’s prime rate less 0.25%. Borrowings under the amended credit facility bear interest at either the LIBOR rate plus a margin ranging from 1.25% to 1.75% based on average excess availability or at Wells Fargo’s prime rate less up to 0.25% based on average excess availability. Borrowings under the credit facility are secured by our inventory, accounts receivable and specified other assets.

The credit facility contains financial covenants that only apply during an event of default or when the borrowing base is drawn below a specified level. These financial covenants require us to maintain a minimum EBITDA (as defined) on a rolling 12-month basis of $25 million and to maintain capital expenditures below a specified level based on our projections. The credit facility contains limitations on incurring additional indebtedness, making additional investments and permitting a change of control. As of July 31, 2006, letter of credit commitments outstanding under the credit facility were $8.7 million and there were no borrowings outstanding. We believe that we are in compliance with all of our debt covenants as of July 31, 2006.

New Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (FIN) No. 48, “Accounting for Income Tax Uncertainties.” FIN No. 48 applies to all tax positions accounted for under FASB No. 109, “Accounting for Income Taxes.” The Interpretation defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not.” The term “more-likely-than-not” means there exists, a likelihood of more than 50 percent that the position will be sustained upon review by the taxing authority based solely on its technical merits as of the reporting date. The Interpretation is effective for interim and annual reporting periods beginning after December 15, 2006. We do not expect the adoption of FIN No. 48 to have a material effect on the Company’s financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which replaces SFAS No. 123, supersedes Accounting Principles Board (APB) No. 25 and related interpretations and amends SFAS No. 95, “Statement of Cash Flows.” The provisions of SFAS No. 123R are similar to those of SFAS No. 123; however, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statement as compensation cost based on their fair value on the date of the grant. The fair value of the share-based awards will be determined using an option-pricing model on the grant date. SFAS No. 123R is effective at the beginning of the first fiscal year beginning after June 15, 2005. The Company adopted SFAS No. 123R in the first quarter of fiscal 2006. Due to the accelerated vesting of certain stock options in fiscal 2005 and fiscal 2004, the adoption of SFAS No. 123R did not have a material impact on the Company’s financial statements upon adoption in the first quarter of 2006, although the future impact of the adoption of SFAS No. 123R is dependent upon the future issuance of stock option grants and stock based awards to the extent future grants are approved by the Company’s compensation committee.

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

Seasonality

Our business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the holiday shopping season. In addition, similar to many retailers, we make merchandising and inventory decisions for the holiday season well in advance of the holiday selling season. Accordingly, unfavorable economic conditions or deviations from projected demand for products during the fourth quarter could have a material adverse effect on our financial position or results of operations for the entire fiscal year. The fourth quarter accounted for approximately 39% of total revenues in both fiscal 2005 and 2004. In addition, the fourth quarter accounted for substantially all of our net earnings in 2004 and was the only quarter in which we had an operating profit in 2005. We do not currently expect to reflect operating profits in the fourth quarter of 2006 as we implement our new business strategy. The results of operations for these interim periods are not necessarily indicative of the results for the full fiscal year.

PART I - FINANCIAL INFORMATION

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to market risks, which include changes in interest rates and, to a lesser extent, foreign exchange rates. The Company does not engage in financial transactions for trading or speculative purposes.

The interest payable on the Company’s credit facility is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on existing variable debt rose 0.800% (10% from the bank’s reference rate) during the period ended July 31, 2006, the Company’s results from operations and cash flows would not have been materially affected. In addition, the Company has fixed and variable income investments consisting of cash equivalents, which are also affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio.

The Company enters into a significant amount of purchase obligations outside of the U.S. that are settled in U. S. Dollars, and therefore, has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that foreign currency exchange risk is immaterial.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Interim Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Based on such evaluation, and the material weaknesses described in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A, the Interim Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of July 31, 2006.

Material Weaknesses Relating to Internal Control over Financial Reporting

In connection with the preparation of this Quarterly Report on Form 10-Q for the three and six months ended July 31, 2006, the Company conducted its assessment of the effectiveness of its internal control over financial reporting as of July 31, 2006, under the supervision and with the participation of the Company’s management, including the Interim Chief Executive Officer and Interim Chief Financial Officer. Management concluded that our internal control over financial reporting was not effective as of July 31, 2006, because the following material weaknesses existed at July 31, 2006: (1) the selection and application of accounting policies for complex and non-routine transactions and (2) the granting of stock options and the related documentation. The material weaknesses are described in detail in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2006.

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

Remediation of Material Weakness Relating to Option Grant Practices

Our former Chief Executive Officer, former President / Chief Operating Officer and former Chief Financial Officer were the individuals in senior management primarily responsible for proposing option grants for director approval, selecting grant dates, and overseeing the documentation of the grants. Each of these individuals has left the Company and, in connection with negotiated severance agreements, has agreed to reductions in his or her severance payments substantially commensurate with the excess amounts he or she had earned exercising options over the amounts he or she would have earned had the same options been granted at an exercise price equal to our stock price on the measurement dates determined by the Special Committee. In addition, each of these individuals has agreed that the exercise price for any unexercised options he or she is entitled to retain would be adjusted to reflect the alternative measurement dates.

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

•

With respect to all grants, the Company shall maintain records of the list provided to the committee, individual director and / or Board for review and approval. Any changes made to the submitted list shall be made prior to approval and shall be documented.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15(e) or 15d-15(e) that was conducted during the second quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The changes described above under Remediation of Material Weaknesses have been implemented subsequent to the end of the fiscal period covered by this Quarterly Report on Form 10-Q, and have materially affected the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 Legal Matters

The Company is party to various legal proceedings arising from normal business activities. Except as noted below, management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations:

On or before April 15, 2006, there were five class actions filed against the Company alleging that the Ionic Breeze does not perform as claimed. The actions are filed on behalf of purchasers of the Ionic Breeze in the State Courts of California (San Francisco) and Florida (Jacksonville), as well as the U.S. District Courts of Maryland and Florida (Miami). Only the San Francisco action has been certified for class representation. The Florida State Court action was stayed pending resolution of the ongoing San Francisco case. The Maryland case has been dismissed.

On January 16, 2007, the Company entered into a Settlement Agreement and Release (the “Agreement”) in the case pending in the United States District Court for the Southern District of Florida, Miami Division covering all persons who purchased an Ionic Breeze branded product between May 6, 1999 and the effective date of the Agreement who do not opt out of the Agreement (the “Settlement Class”). The Agreement relates to claims made with respect to the performance, effectiveness and safety of the Ionic Breeze line of indoor air purifiers (the “Claims”). The Agreement provides for the full release of the Company by all members of the Settlement Class with respect to the Claims. On January 25, 2007, the Court gave preliminary approval to the Agreement and enjoined all other Ionic Breeze actions. There can be no assurance that the court will provide final approval to this settlement agreement. Further, litigation can consume substantial financial and management resources.

The Agreement provides, among other things: (i) that the Company will sell Ozone Guard attachments for floor models of Ionic Breeze at a price of $7.00 per unit for 180 days and the Company will design an Ozone Guard attachment for any Ionic Breeze model which is not compatible with current Ozone Guard models; (ii) that the Company will test all current and future Ionic Breeze models for ozone emissions using the UL 867 test protocol as conducted through an independent testing laboratory and will not sell any Ionic Breeze model that has not passed the UL 867 standard; and (iii) for certain restrictions with respect to the Company’s advertisements for the Ionic Breeze line of indoor air purifiers.

In addition, the Company will issue a non-transferable $19.00 merchandise credit, valid for one year, to each member of the Settlement Class to be used exclusively to purchase Sharper Image Design and Sharper Image branded products, subject to one merchandise credit per household. The Company estimates that there are approximately 3.2 million members of the settlement class. Under the Agreement, the Company will pay (i) up to $1.875 million to the plaintiff’s attorneys for fees and expenses and (ii) all notice and other costs of administering the settlement. Other than legal costs, the Company is unable to estimate the amount of expenses that will be recorded in future periods in connection with the Agreement, in particular the merchandise credit. Any expenses recognized in connection with the Agreement may adversely affect the Company’s operating results for periods in which these merchandise credits are redeemed. The actual effects on the Company’s operating results will depend on the rate of redemption of the credits, the merchandise mix purchased using the credits and the timing of any redemption of the credits. The Company does not anticipate that the Agreement will have a material adverse effect on its financial condition.

In November 2006, a plaintiff commenced a purported stockholders’ derivative action relating to our historical option grant practices in the State Court of California (San Francisco), naming as defendants certain of our current and former officers and directors. We are also named as a nominal defendant. The plaintiff alleges that she is one of our stockholders and seeks to recover, on our behalf, damages we incurred by, among other things, improper option grants. The plaintiff also seeks equitable relief, including corporate governance reforms. The case is in the initial stages of procedure and none of the defendants has yet filed a response to the complaint. On October 13, 2006, our board of directors received a letter from another alleged shareholder who asserted that he would commence a shareholders’ derivative action if our board of directors failed to cause the Company to commence action against current and former directors and members of management relating to the Company’s historical options practices. We believe we have responded, and continue to respond, appropriately to the conduct related to our historical option grant practices.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II, “Item 1A Risk Factors” in our Quarterly Report on Form 10-Q for the three and nine months ended October 31, 2006, being filed concurrently with this Quarterly Report on Form 10-Q.

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company’s 2005 Annual Meeting of Stockholders (the Annual Meeting) was held on July 6, 2006. The following matters were voted on by the stockholders:

1. Election of nine Directors. Messrs. Richard J. Thalheimer, Morton E. David, William “Bill” R. Fields, Howard Gross, George B. James, Michael S. Koeneke, Jerry W. Levin, Howard M. Liebman and David M. Meyer were elected to the Company’s Board of Directors. The results of the voting were as follows: 13,683,340 votes in favor of Richard J. Thalheimer, with 394,265 votes withheld; 11,577,088 votes in favor of Morton David, with 2,500,517 votes withheld; 13,833,676 votes in favor of William “Bill” R. Fields, with 243,929 votes withheld; 13,843,226 votes in favor of Howard Gross, with 234,379 votes withheld; 11,566,838 votes in favor of George James, with 2,510,767 votes withheld; 13,816,447 votes in favor of Michael S. Koeneke, with 261,158 votes withheld; 13,797,166 votes in favor of Jerry W. Levin, with 280,439 votes withheld; 13,828,126 votes in favor of Howard M. Liebman, with 249,479 votes withheld and 13,801,677 votes in favor of David M. Meyer, with 275,928 votes withheld.

2. Ratification of selection of Deloitte & Touche LLP as independent registered public accountants for the Company for the fiscal year ending January 31, 2007. The result of the vote was 11,769,713 in favor, 2,135,622 against, and 172,271 abstaining.

ITEM 6. Exhibits

Exhibits
4.1	Amendment No. 1, dated as of May 9, 2006, to the Rights Agreement, dated as of June 7, 1999, between the Company and Mellon Investor Services LLC (f/k/a Chase Mellon Shareholder Services, L.L.C.) (Incorporated by reference to Exhibit 10.2 to form 8-K filed May 12, 2006)

10.1	Agreement dated as of May 9, 2006 among the Company, Richard J. Thalheimer, the Thalheimer Entities (as defined therein) and the Knightspoint Entities (as defined therein) (Incorporated by reference to Exhibit 10.1 to form 8-K filed May 12, 2006)

10.2	Employment Agreement, dated as of May 10, 2006, between the Company and Jeffrey P. Forgan (Incorporated by reference to Exhibit 10.3 to form 8-K filed May 12, 2006)

10.3	Employment Agreement, dated as of May 10, 2006, between the Company and Tracy Y. Wan (Incorporated by reference to Exhibit 10.4 to form 8-K filed May 12, 2006)

10.4	Long-term deferred compensation agreement dated as of June 15, 2006 (Incorporated by reference to Exhibit 10.1 to form 8-K filed June 16, 2006)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Interim Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Interim Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Interim Chief Executive Officer

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Interim Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on the 19th day of March, 2007.

SHARPER IMAGE CORPORATION

Date: March 19, 2007	By:	/s/ Jerry W. Levin
Jerry W. Levin
Chairman
Interim Chief Executive Officer

	By:	/s/ Daniel W. Nelson
Daniel W. Nelson
Senior Vice President
Interim Chief Financial Officer