Form 10-Q
period 2006-10-31
SHARPER IMAGE CORP
filed 2007-03-19
CIK 811696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2006

or

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

SHARPER IMAGE CORPORATION

FORM 10-Q

For the Three Months and Nine Months Ended October 31, 2006

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Sharper Image Corporation

Condensed Balance Sheets

(Dollars in thousands, except per share amounts)

	October 31, 2006	January 31, 2006	October 31, 2005
		(See Note A)	(As Restated, See Note B)
ASSETS
Current Assets:
Cash and cash equivalents	$834	$42,808	$1,862
Short-term investments	—	10,350	—
Accounts receivable, net of allowance for doubtful accounts of $1,666, $1,098 and $1,160	28,035	17,347	22,036
Merchandise inventories	122,299	104,298	164,966
Deferred income taxes	15,809	15,809	14,917
Prepaid income taxes	2,544	7,828	12,506
Prepaid expenses and other	16,366	9,685	21,750

Total Current Assets	185,887	208,125	238,037
Property and equipment, net	97,212	106,828	107,203
Deferred taxes and other assets	13,863	11,448	10,723

Total Assets	$296,962	$326,401	$355,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$60,941	$38,436	$55,190
Accrued expenses	17,827	16,173	20,096
Accrued compensation	5,335	4,705	5,387
Reserve for refunds	17,300	17,270	16,350
Revolving loan	22,342	237	17,450
Deferred revenue	38,242	35,814	33,874

Total Current Liabilities	161,987	112,635	148,347
Other liabilities	1,590	31,721	32,561

Total Liabilities	163,577	144,356	180,908

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value:
Authorized 3,000,000 shares: Issued and outstanding, none	—	—	—
Common stock, $0.01 par value:
Authorized 50,000,000 shares: Issued 14,973,397, 14,948,730 and 15,747,730 shares. Outstanding 14,973,397, 14,948,730 and 15,037,730 shares	150	149	158
Additional paid-in capital	114,543	113,825	117,911
Retained earnings	18,692	68,071	69,408
Treasury stock	—	—	(12,422)

Total Stockholders’ Equity	133,385	182,045	175,055

Total Liabilities and Stockholders’ Equity	$296,962	$326,401	$355,963

See Notes to Condensed Financial Statements

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Sharper Image Corporation

Condensed Statements of Operations

(Dollars in thousands, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
		(As Restated, See Note B)		(As Restated, See Note B)
REVENUES:
Net sales	$103,295	$119,898	$311,481	$394,720
Delivery	2,640	3,063	8,061	9,981
List rental and licensing	271	154	668	592

	106,206	123,115	320,210	405,293

COSTS AND EXPENSES:
Cost of products	63,009	62,212	173,623	199,825
Buying and occupancy	20,621	19,778	61,242	58,191
Advertising	18,549	23,272	60,260	78,360
General, selling, and administrative	40,693	36,642	107,370	106,917

	142,872	141,904	402,495	443,293

OTHER INCOME:
Interest income	130	—	674	729
Interest expense	(97)	(96)	(333)	(282)
Other expense	(124)	(41)	(217)	(672)

	(91)	(137)	124	(225)

Loss Before Income Tax Benefit	(36,757)	(18,926)	(82,161)	(38,225)
Income tax benefit	(14,666)	(8,307)	(32,782)	(16,027)

Net Loss	$(22,091)	$(10,619)	$(49,379)	$(22,198)

Net Loss Per Share Basic and Diluted	$(1.48)	$(0.71)	$(3.30)	$(1.47)

Weighted Average Number of Shares Basic and Diluted	14,971,496	14,971,000	14,962,544	15,108,000

See Notes to Condensed Financial Statements

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Sharper Image Corporation

Condensed Statements of Cash Flows

(Dollars in thousands)

	Nine Months Ended October 31,
	2006	2005
		(As Restated, See Note B)
Cash provided by (used for) operating activities:
Net loss	$(49,379)	$(22,198)
Adjustments to reconcile net loss to cash used for operating activities:
Stock compensation expense	665	575
Depreciation and amortization	20,128	19,872
Deferred rent expenses and landlord allowances	(1,193)	(1,330)
Loss on disposal of equipment	226	955
Deferred taxes	(31,809)	—
Change in operating assets and liabilities:
Accounts receivable	(10,688)	3,602
Merchandise inventories	(18,001)	(40,928)
Prepaid catalog costs, prepaid expenses and other	(4,037)	(28,065)
Accounts payable, accrued expenses and reserve for refunds	24,819	(5,110)
Income taxes payable	—	(4,009)
Deferred revenue and other liabilities	5,301	4,983

Cash used for operating activities	(63,968)	(71,653)

Cash provided by (used for) investing activities:
Property and equipment expenditures	(10,694)	(27,521)
Purchases of short-term investments	(1,500)	(24,100)
Sale of short-term investments	11,850	91,000
Proceeds from sale of assets	22	—

Cash provided by (used for) investing activities	(322)	39,379

Cash provided by (used for) financing activities:
Repurchase of common stock	—	(10,642)
Proceeds from issuance of common stock resulting from stock options exercised	211	179
Proceeds from borrowings on revolving credit facility	25,842	19,200
Principal payments on revolving loan credit facility	(3,737)	(1,750)

Cash provided by financing activities	22,316	6,987

Net decrease in cash and cash equivalents	(41,974)	(25,287)

Cash and cash equivalents at beginning of period	42,808	27,149

Cash and cash equivalents at end of period	$834	$1,862

Supplemental disclosure of cash paid for:
Interest	$195	$120
Income taxes	$906	$2,297

See Notes to Condensed Financial Statements

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Sharper Image Corporation

Notes to Condensed Financial Statements

Note A—Interim Financial Statements

Basis of Presentation

The condensed balance sheets at October 31, 2006 and October 31, 2005 (as restated), and the related condensed statements of operations for the three-month and nine-month periods ended October 31, 2006 and October 31, 2005 (as restated) and cash flows for the nine-month periods ended October 31, 2006 and October 31, 2005 (as restated) have been prepared by Sharper Image Corporation (the “Company”), without audit. In the opinion of management, the condensed financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of October 31, 2006 and 2005, and for the three-month and nine-month periods then ended. The balance sheet at January 31, 2006, presented herein, has been derived from the audited balance sheet of the Company.

Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim financial statements should be read in conjunction with Amendment No.1 to the Company’s Annual Report on Form 10-K/A, filed with the SEC for the fiscal year ended January 31, 2006, which includes additional disclosures, including the Company’s significant accounting policies.

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

Note B—Restatement of Financial Statements

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

In situations in which the closing price of the Company’s common stock on the measurement date exceeded the stated exercise price on the original grant date, the Company has recognized stock-based compensation expense and related tax effects. As a result of the foregoing, the Company has restated the accompanying financial statements for the three and nine months ended October 31, 2005.

A summary of the significant effects of the restatement is as follows:

Balance Sheet

	October 31, 2005
Dollars in thousands	As Previously Reported	As Restated
Prepaid income taxes	$14,866	$12,506
Total current assets	240,397	238,037
Total assets	358,323	355,963
Other liabilities	36,253	32,561
Total liabilities	184,600	180,908
Additional paid-in capital	105,300	117,911
Retained earnings	80,687	69,408
Total stockholders’ equity	173,723	175,055
Total liabilities and stockholders’ equity	358,323	355,963

Results of Operations

	Three Months Ended October 31, 2005
Dollars in thousands except per share amount	As Previously Reported	As Restated
Buying and occupancy	$19,771	$19,778
General, selling, and administrative	36,451	36,642
Loss before income taxes	(18,728)	(18,926)
Income tax benefit	(8,228)	(8,307)
Net loss	(10,500)	(10,619)
Net loss per share, basic and diluted	(0.70)	(0.71)

	Nine Months Ended October 31, 2005
Dollars in thousands except per share amount	As Previously Reported	As Restated
Buying and occupancy	$58,172	$58,191
General, selling, and administrative	106,362	106,917
Loss before income taxes	(37,651)	(38,225)
Income tax benefit	(15,798)	(16,027)
Net loss	(21,853)	(22,198)
Net loss per share, basic and diluted	(1.45)	(1.47)

Statement of Cash Flows

	Nine Months Ended October 31, 2005
Dollars in thousands	As Previously Reported	As Restated
Net loss	$(21,853)	$(22,198)
Adjustments to reconcile net loss to cash used for operating activities:
Tax benefit from stock option exercises	32	—
Stock compensation expense	—	575
Prepaid catalog costs, prepaid expenses and other	(30,390)	(28,065)
Accounts payable, accrued expenses and reserve for refund	(6,760)	(5,110)
Income taxes payable	—	(4,009)
Deferred revenue and other liabilities	5,147	4,983
Cash used for operating activities	(71,653)	(71,653)

NOTE C—Employee Stock Compensation

At October 31, 2006, the Company had stock-based compensation plans for employees and non-employee directors which authorized the granting of various equity-based incentives including stock options.

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

The Company incurred compensation expense beginning in the first quarter of 2006 in connection with the adoption of SFAS No. 123R. The Company recorded equity-based compensation expense of $304,000 and $665,000, respectively, for the three and nine months ended October 31, 2006, in buying and occupancy, and selling, general and administrative expense in the statement of operations. Compensation costs related to share-based compensation are generally amortized over the vesting period.

Prior to adopting SFAS No. 123R, the Company presented all benefits from tax deductions arising from equity-based compensation as cash provided by operating activities in the Condensed Statement of Cash Flows. SFAS No. 123R requires that the tax benefits in excess of the compensation cost recognized for those exercised options be classified as cash provided by financing activities. No excess tax benefit was included in net cash provided by financing activities for the nine months ended October 31, 2006.

The weighted-average fair value of stock options granted during the three-month periods ended October 31, 2006 and 2005 was $3.80 and $6.80 per share, respectively. As of October 31, 2006, there was $97,000 (before any related tax benefit) of unrecognized compensation cost related to non-vested share-based compensation that is expected to be recognized over the remainder of fiscal 2006.

The following table illustrates the effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation during the stated period:

	Three Months Ended	Nine Months Ended
	October 31, 2005	October 31, 2005
	(As Restated, see Note B)	(As Restated, see Note B)
Net loss, as reported	$(10,619,000)	$(22,198,000)
Add: Total stock-based compensation expense included in net loss, net of related tax effect	119,000	345,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(427,000)	(1,097,000)

Pro forma net loss	$(10,927,000)	$(22,950,000)

Basic and diluted net loss per weighted average share:
As reported	$(0.71)	(1.47)
Pro forma	$(0.73)	(1.53)

Each stock option generally has a vesting period of four to six years and is generally exercisable for a period of up to ten years from the date of the grant. The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option-pricing model.

The table below presents the weighted-average assumptions used in the model for the nine months ended October 31, 2006 and 2005. The expected life of the options represents the period of time the options are expected to be outstanding and is based on the guidance provided in SEC Staff Accounting Bulletin No. 107 on Share-Based Payment. Expected stock price volatility is based on consideration of historical and implied volatilities. The risk–free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and for securities with a term equal to the expected life of the option.

Weighted average assumptions

	Nine Months Ended October 31,
	2006	2005
Expected life (years)	4	5
Expected volatility	52.62%	46.90%
Risk-free interest rate	4.67%	4.25%
Expected dividend yield	—	—

A summary of the activity under the stock option plans for the nine months ended October 31, 2006 is as follows:

	Number of Options	Weighted average exercise price
Balance at January 31, 2006	3,040,207	$15.21
Granted	12,500	$9.40
Exercised	(4,990)	$8.16
Canceled	—	—

Balance at April 30, 2006	3,047,717	$15.20
Granted	47,500	13.13
Exercised	(16,377)	8.81
Canceled	(23,590)	16.74

Balance at July 31, 2006	3,055,250	$15.19
Granted	105,002	9.42
Exercised	(3,300)	7.77
Canceled	(26,740)	18.04

Balance at October 31, 2006	3,130,212	$14.99

The aggregate intrinsic value of the options exercised during the nine months ended October 31, 2006 and 2005 was $82,000 and $80,800 respectively. For the three months ended October 31, 2006 and 2005, the aggregate intrinsic value of the options exercised was $5,100 and $14,400, respectively.

The following table summarizes information concerning outstanding and exercisable options as of October 31, 2006.

Options outstanding				Options vested or expected to vest			Options exercisable
Range of exercise prices	Number of options outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of options vested or expected to vest	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of options exercisable	Weighted average exercise price
$ 2.00 — $ 3.99	5,466	1.5	$3.55	5,466	1.5	$3.55	5,466	$3.55
4.00 — 7.99	196,400	5.0	6.90	181,316	5.0	6.90	141,200	6.90
8.00 — 11.99	1,118,636	4.7	9.56	1,118,252	4.7	9.56	1,063,636	9.56
12.00 — 14.99	844,310	7.8	13.56	843,158	7.8	13.56	829,310	13.55
15.00 — 23.99	563,250	7.0	22.20	563,250	7.0	22.20	563,250	22.20
24.00 — 35.99	402,150	7.9	27.03	402,150	7.9	27.03	402,150	27.03

$ 2.00 —$35.99	3,130,212	6.4	$14.99	3,113,592	6.4	14.99	3,005,012	$15.23

The aggregate intrinsic value of options outstanding, options vested or expected to vest and options exercisable at October 31, 2006 was $2.7 million, $2.7 million and $2.4 million, respectively. Options outstanding at October 31, 2006 had a weighted-average remaining contractual life of 6.4 years.

NOTE D—Earnings per Share

Basic earnings per share is computed as net income available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share, reflects the potential dilution that could occur from common shares to be issued through stock options.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
		(As Restated, see Note B)		(As Restated, see Note B)
Net loss	$(22,091,000)	$(10,619,000)	$(49,379,000)	$(22,198,000)
Average shares of common stock outstanding during the period	14,971,496	14,971,000	14,962,544	15,108,000

Basic loss per share	$(1.48)	$(0.71)	$(3.30)	$(1.47)

Average shares of common stock outstanding during the period	14,971,496	14,971,000	14,962,544	15,108,000
Add:
Assumed options exercised due to exercise price being less than average market price net of assumed stock repurchases	—	—	—	—

Diluted weighted average number of shares outstanding	14,971,496	14,971,000	14,962,544	15,108,000

Diluted loss per share	$(1.48)	$(0.71)	$(3.30)	$(1.47)

The potential effects of stock options were excluded from the diluted earnings per share for the three and nine-month periods ended October 31, 2006 and 2005 because their inclusion in net loss periods would be anti-dilutive to the earnings per share calculation. Options to purchase 3,130,212 and 3,146,577 shares of common stock were outstanding as of October 31, 2006 and 2005, respectively. For the nine months ended October 31, 2006 and October 31, 2005, options to purchase 1,973,690, and 1,400,680 shares, respectively, had exercise prices which exceeded the average stock price for those periods.

NOTE E—Revolving Loan and Notes Payable

The Company has a revolving secured credit facility with Wells Fargo Bank, National Association. The credit facility allows borrowings against a “borrowing base” determined by inventory levels and specified accounts receivable. The credit facility is secured by the Company’s inventory, accounts receivable, and specified other assets.

On February 2, 2006, the Company entered into an amendment to the credit facility. The amendment extended the maturity date to February 2, 2010, and allows borrowings and letters of credit up to a maximum of $55 million. In addition, through October 31, 2007, the Company may, at its option, seek to increase the maximum credit amount by up to $30 million on no more than five occasions in minimum increments of $5 million, provided that at no time shall the maximum credit amount exceed $85 million. On October 26, 2006, the Company exercised the option to increase the maximum amount available under the facility to $85 million. Borrowings under the amended credit facility bear interest at either the LIBOR rate plus a margin ranging from 1.25% to 1.75% based on average excess availability or at Wells Fargo’s prime rate less up to 0.25% based on average excess availability. As of October 31, 2006, the interest rate on the credit facility was 8.00%.

The credit facility contains financial covenants that only apply during an event of default or when the borrowing base is drawn below a specified level. These financial covenants require the Company to maintain a minimum EBITDA (as defined) on a rolling 12-month basis of $25 million and to maintain capital expenditures below a specified level based on the Company’s projections. The credit facility contains limitations on incurring additional indebtedness and making additional investments and does not permit a change of control. As of October 31, 2006, letter of credit commitments outstanding under the credit facility were $7.2 million and $22.3 million of borrowings were outstanding. The Company believes that it is in compliance with all of its debt covenants as of October 31, 2006.

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

NOTE G—Segment Information

The Company classifies its business interests into three reportable segments: retail stores, catalog and direct marketing and Internet. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note A of the 2006 Annual Report. The Company evaluates performance and allocates resources based on operating contribution, which excludes other unallocated corporate general and administrative costs and income tax expense or benefit. The Company’s reportable segments are strategic business units that offer essentially the same products and utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. The Company does not have inter-segment sales. The segments are managed separately because each segment has different channels for selling the product.

Financial information for the Company’s business segments is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Dollars in thousands		(As Restated, see Note B)		(As Restated, see Note B)
Revenues:
Stores	$55,153	$70,992	$176,569	$237,058
Catalog and Direct Marketing	18,031	17,799	59,847	63,356
Internet	15,017	17,453	47,310	58,977
Other	18,005	16,871	36,484	45,902

Total Revenues	$106,206	$123,115	$320,210	$405,293

Operating Contributions:
Stores	$(12,132)	$(3,494)	$(28,115)	$(1,746)
Catalog and Direct Marketing	542	(3,586)	(2,931)	(9,476)
Internet	100	(699)	(63)	3,675
Unallocated general and administrative expenses	(25,267)	(11,147)	(51,052)	(30,678)

Loss before income tax benefit	$(36,757)	$(18,926)	$(82,161)	$(38,225)

NOTE H—Subsequent Events

The following events occurred subsequent to October 31, 2006:

a) On November 8, 2006, Ms. Tracy Wan resigned from her position as President and Chief Operating Officer of the Company. On December 22, 2006, the Company entered into a letter agreement (the “Wan Separation Agreement”) with Ms. Wan regarding her previous termination of employment with the Company. The Wan Separation Agreement became effective on December 30, 2006.

Under the terms of the Wan Separation Agreement, in lieu of any amounts payable to Ms. Wan under her employment agreement with the Company, dated May 10, 2006, and in full satisfaction of any severance obligation of the Company to her, Ms. Wan will be paid severance in the amount of $32,251, this will be recorded in the three-month period ended January 31, 2007. Under the terms of the Wan Separation Agreement, Ms. Wan will be permitted to exercise certain vested stock options, as agreed upon, until November 8, 2007. The exercise prices of all such options will be adjusted as determined by the Board in connection with the Company’s restatement of its financial statements. Ms. Wan’s health coverage will continue, pursuant to the terms of a letter agreement between her and the Company, dated October 20, 2003, until the earlier of (a) the date Ms. Wan becomes eligible for medical insurance benefits from another employer or (b) the date Ms. Wan becomes eligible for Medicare, and in the case of any child dependent through the date he or she would be covered under the Company plans in effect as of the date of Ms. Wan’s termination.

b) On November 8, 2006, Mr. Jeffrey Forgan resigned from his position as Executive Vice President and Chief Financial Officer of the Company. On December 23, 2006, the Company entered into a letter agreement (the “Forgan Separation Agreement”) with Mr. Forgan regarding his previous termination of employment with the Company. The Forgan Separation Agreement became effective on December 31, 2006.

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

Mr. Forgan has agreed to provide consulting services to the Company until March 8, 2007 for which he will be paid a consulting fee of $25,000 per month, paid in arrears, commencing in the three-month period ending January 31, 2007.

c) On March 8, 2007, the Company entered into an amendment to the Services Agreement among the Company, Jerry W. Levin, the Company’s interim Chief Executive Officer, and JW Levin Partners LLC (“JWL Partners”). This amendment provides that, if requested by the Board of Directors, Mr. Levin will remain as Chairman of the Board, following the Company’s appointment of a permanent Chief Executive Officer, through September 25, 2007 (the last date of the term of the Services Agreement), and increases the monthly compensation paid to JWL Partners by $100,000 in the aggregate for the services of Mr. Levin and JWL Partners, which will be paid for the period starting February 1, 2007 through a period of 90 days following the end of Mr. Levin’s term under the Services Agreement as interim Chief Executive Officer, but in no event beyond September 25, 2007. This supplemental fee will be payable in full in the event of an early termination of the agreement under specified circumstances, including a change of control or termination by the Company without cause or by JWL Partners due to the Company’s material breach of the agreement. The amendment also provides for the grant of options to purchase 65,301 shares of the Company’s common stock to Mr. Levin and the grant of options to purchase 21,766 shares of the Company’s common stock to each of two other members of JWL Partners. All of these options have an exercise price equal to the fair market value of the Company’s common stock on the grant date and will become exercisable on September 25, 2007, or earlier in the event of a change of control or specified involuntary termination events (including termination by the Company without cause or by JWL Partners due to the Company’s material breach of the agreement).

NOTE I—Executive Termination Benefits

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

The Settlement Agreement provided that to the extent the Company’s payment of severance benefits and retirement benefits to Mr. Thalheimer is delayed until after January 15, 2007 in connection with the application of Section 409A of the Internal Revenue Code, then the Company will pay Mr. Thalheimer interest from January 15, 2007 to the payment date at the annual rate of six percent, compounded annually (increasing to ten percent for any period after April 1, 2007). The Settlement Agreement also provided an allowance of $300,000 to assist Mr. Thalheimer in renting office space and in securing secretarial assistance for three years. These benefits related to Mr. Thalheimer’s severance compensation have been accrued in Accrued Expenses at October 31, 2006. Under the terms of the Settlement Agreement, all options held by Mr. Thalheimer will remain outstanding until the earlier of (1) the date they expire by their own terms for reasons unrelated to Mr. Thalheimer’s termination, (2) in the case of any option granted to Mr. Thalheimer prior to October 21, 2002, March 15, 2007 (or, if later, 30 days after such options can be exercised without violating securities laws) and (3) in the case of any option granted to Mr. Thalheimer after October 21, 2002, December 22, 2010. The exercise price of all such options will be adjusted as determined by the Board in connection with the Company’s restatement of its financial statements.

The Company has also agreed to reimburse Mr. Thalheimer for fees and expenses of counsel incurred by him in connection with the negotiation of the Settlement Agreement, up to $80,000, which will be accrued in the three-month period ended January 31, 2007.

PART I—FINANCIAL INFORMATION

ITEM 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Results of Operations and Financial Condition contained in our report on Amendment No. 1 to Form 10-K/A, as filed with the Securities and Exchange Commission. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements may include but are not limited to statements regarding our future products and enhancements, business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Form 10-Q. Additionally, statements concerning future matters such as the development of new products or enhancements, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties that are difficult to predict and which may cause the Company’s actual results and performance to differ materially from those expressed or forecasted in any such forward-looking statements. See Part II, “Item 1A-Risk Factors.” Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the statements set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly the Annual Report on Form 10-K, the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

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

The periods covered by this Quarterly Report do not reflect the effects, or expenses, associated with our new business strategy. Certain strategies, such as substantially reducing our use of infomercials, will reduce revenues, but the related costs to be eliminated, is expected to exceed the revenue reduction. Although we anticipate some of the steps being taken will reduce a limited number of expenses and improve profitability in the near term, others, such as our efforts to renegotiate store leases and to close underperforming stores, will not result in cost savings until future periods and will, in fact, increase some near term expenses. We anticipate incurring substantially higher expenses in the three months ended January 31, 2007, including:

•

Expenses related to our engaging JW Levin Partners LLC (JWL Partners), an entity affiliated with Mr. Levin, and independent consultants to provide management support services offset in part by the reduction of expense from the departure of the former Chief Executive Officer, President/Chief Operating Officer, Chief Financial Officer, and certain other executives. These expenses include approximately $225,000 in monthly fees and estimated expenses under the management services agreement and consulting arrangements with various consultants, as well as $50,000 in compensation expense in the fourth fiscal quarter related to options granted to Mr. Levin and independent consultants in the fiscal third quarter.

•

Legal and accounting expenses of approximately $1.8 million, incurred in connection with the special committee’s review of our option grant practices and the associated restatement of financial results, described in more detail below under “—Restatement of Financial Statements”.

•

The Company is continually evaluating store operations, market conditions and engaging in discussion with landlords. Subsequent to October 31, 2006, we decided to close seven stores in the fiscal fourth quarter, three at lease maturity. The four stores closed prior to lease maturity were deemed to be underperforming and additional fourth quarter expenses will be booked for accelerating the depreciation of the assets of the four stores. The reduced rent and landlord payment to us for vacating one of the stores was offset by the payment made for the lease buyout of one of the other stores.

•

In the fiscal third quarter, the Company re-evaluated its product refurbishing practices and decided to discontinue the majority of product refurbishing going forward. In addition to increasing costs to refurbish and declining margins on the existing refurbished inventory, it was determined that the refurbished product segment reduced sales of some of the original non-refurbished inventory. As such, we increased the inventory reserve at October 31, 2006 by approximately $7.5 million for the products waiting for refurbishing, existing inventory and write off of parts used in refurbishing. This decision will reduce revenues from sales of refurbished products, but the related expenses of refurbishing and managing these sales will also be reduced. The fourth quarter will also have increased reserves, and we expect to have additional reserves going forward, which will impact gross margin on future sales.

•

The Company reviewed its payroll and commission arrangements it had revised earlier in the year related to its retail operations and reverted back to a commission based compensation structure. The payroll expense is expected to increase in the fourth quarter due to the new commission structure and the increased sales expected from holiday sales.

Our total revenues decreased 13.7% to $106.2 million in the three months ended October 31, 2006 from $123.1 million in the three months ended October 31, 2005. For the nine-month period ended October 31, 2006, our total revenues decreased 21.0% to $320.2 million from $405.3 million in the same period last year. This decrease was due primarily to a decrease in the sales of our proprietary designed and Sharper Image branded products, in particular our Ionic Breeze line of air purifiers and massage chairs. Also contributing to the decrease in total revenues was a decrease in sales of a particular group of third-party branded electronic products, primarily the iPod music player and related accessories, and to a lesser extent, general decreases in other product categories. Comparable store sales decreased 24.5% and 27.0% for the three and nine-month periods ended October 31, 2006, respectively, from the corresponding prior year periods. The monthly comparable store sales decrease was 30.6%, 21.0% and 21.4% for the months of October, September and August of 2006, respectively.

Our store operations generated the highest proportion of our sales, representing 51.9% and 57.7% of total revenues for the three-month periods ended October 31, 2006 and 2005, respectively and 55.1% and 58.5% for the nine-month periods ended October 31, 2006 and 2005, respectively. As of October 31, 2006, we operated 195 The Sharper Image stores in 38 states and the District of Columbia. During the nine months of fiscal year 2006, we opened six new stores, closed two stores due to lease maturity and remodeled seven stores. During the fourth quarter of fiscal year 2006, we do not plan to open additional new stores or remodel any stores and plan to close seven stores. Our store locations are as follows:

Location	No. of stores	Location	No. of stores	Location	No. of stores
Alabama	2	Kentucky	1	Ohio	4

Arizona	5	Louisiana	2	Oklahoma	2

Arkansas	2	Maryland	4	Oregon	3

California	34	Massachusetts	5	Pennsylvania	3

Colorado	5	Michigan	2	Rhode Island	1

Connecticut	3	Minnesota	3	South Carolina	2

Florida	16	Missouri	4	Tennessee	2

Georgia	6	Nebraska	1	Texas	22

Hawaii	2	Nevada	6	Utah	1

Illinois	11	New Jersey	7	Virginia	4

Indiana	2	New Mexico	1	Washington	3

Iowa	2	New York	13	Washington, DC	1

Kansas	1	North Carolina	5	Wisconsin	2

Our catalog and direct marketing operations, including revenue generated directly from catalogs, print advertising, single product mailers and television infomercials, generated 17.0% and 14.4% of our total revenues for the three months ended October 31, 2006 and 2005, respectively, and 18.7% and 15.6% for the nine-month periods ended October 31, 2006 and 2005, respectively. Our Internet operations generated 14.1% and 14.2% of total revenues in the three months ended October 31, 2006 and 2005, respectively, and 14.8% and 14.6% for the nine-month periods ended October 31, 2006 and 2005, respectively. Our wholesale operations generated 14.2% and 11.1% of our total revenues in the three months ended October 31, 2006 and 2005, respectively, and were consistent at 8.7% of total revenues for the nine-month periods ended October 31, 2006 and 2005.

The percentage of our total revenues attributable to our proprietary designed products was approximately 67% for the nine-month period ended October 31, 2006, decreasing from approximately 68% for the nine-month period ended October 31, 2005. We are reemphasizing third-party branded and third-party designed products exclusive to the Sharper Image and deemphasizing some of our proprietary designed products which may lead us to experience some margin erosion. We anticipate that a substantial amount of our revenues will continue to be generated by our proprietary Ionic Breeze line of air purifiers.

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

We have determined that in situations in which the closing price of our common stock on the alternate measurement date exceeded the stated exercise price on the original grant date, recognition of stock-based compensation expense and related tax effects is required. We have recorded non-cash compensation expense of $17.7 million, approximately $10.5 million after tax, in the aggregate over the fiscal years 1995 through 2005, and an incremental $9,000, approximately $5,000 after tax, for the three months ended October 31, 2006 and an incremental $72,000, approximately $43,000 after tax, for the nine months ended October 31, 2006. As of October 31, 2006, there is no unamortized incremental compensation expense relating to these stock option grants. We believe the Special Committee made the appropriate judgments and assumptions in selecting alternate measurement dates.

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

The following table details the grants for which the Special Committee recommended alternative measurement dates:

Original Measurement Date*	Alternative Measurement Date	Total Options Granted	Stock Price on Original Measurement Date	Stock Price on Alternative Measurement Date	Difference	Additional Compensation Expense
4/12/1995(A)	6/12/1995	300,000	$5.63	$7.00	$1.38	$412,500
3/26/1996(B)	6/7/1996	529,700	$3.75	$5.00	$1.25	$662,125
3/26/1996(B)	7/19/1996	28,700	$3.75	$4.00	$0.25	$7,175
11/3/1997(C)	12/16/1997	67,000	$3.00	$3.75	$0.75	$50,250
11/2/1998(C)	1/25/1999	342,500	$3.88	$13.13	$9.25	$3,168,125
9/24/1999(D)	11/10/1999	1,014,100	$9.00	$16.75	$7.75	$7,859,275
3/8/2001(C)	3/14/2001	423,050	$8.50	$9.03	$0.53	$224,217
11/5/2001(D)	12/13/2001	333,100	$6.90	$9.95	$3.05	$1,015,955
2/15/2002(C)	4/1/2002	200,000	$11.95	$17.63	$5.68	$1,136,000
7/26/2002(D)	9/18/2002	386,100	$14.91	$19.97	$5.06	$1,953,666
9/29/2003(D)	10/1/2003	152,000	$23.82	$25.20	$1.38	$209,760
9/29/2003(D)	10/20/2003	332,800	$23.82	$25.07	$1.25	$416,000
5/21/2004(D)	7/8/2004	368,500	$26.10	$31.68	$5.58	$2,056,230
8/17/2005(D)	8/31/2005	296,150	$12.52	$13.44	$0.92	$272,458

Sub-Total						$19,443,736
New Hire and Promotion Grants(E)						$433,010
Adjustment for Forfeitures and Cancellations						$(2,078,903)

Total Compensation Expense						$17,797,843

*	See the lettered paragraphs (A-E) below for further discussion

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

The following table sets forth the results of operations expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
		(As Restated)		(As Restated)
Percentage of Total Revenues
Revenues:
Net store sales	51.9%	57.7%	55.1%	58.5%
Net catalog and direct marketing sales	17.0	14.4	18.7	15.6
Net Internet sales	14.1	14.2	14.8	14.6
Net wholesale sales	14.2	11.1	8.7	8.7
Delivery, list rental and licensing	2.8	2.6	2.7	2.6

Total Revenues	100.0%	100.0%	100.0%	100.0%
Costs and Expenses:
Cost of products	59.3	50.5	54.2	49.3
Buying and occupancy	19.4	16.1	19.1	14.4
Advertising	17.5	18.9	18.8	19.3
General, selling and administrative	38.3	29.7	33.5	26.4
Other (Income) Expense	0.1	0.1	0.0	0.0

Loss Before Income Tax Benefit	(34.6)	(15.3)	(25.6)	(9.4)
Income Tax Benefit	(13.8)	(6.7)	(10.2)	(3.9)

Net Loss	(20.8)%	(8.6)%	(15.4)%	(5.5)%

The following table sets forth the components of total revenues for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
Dollars in thousands	2006	2005	2006	2005
Revenues:
Net store sales	$55,153	$70,992	$176,569	$237,058
Net catalog and direct marketing sales	18,031	17,798	59,847	63,356
Net Internet sales	15,017	17,453	47,310	58,977
Net wholesale sales	15,094	13,655	27,755	35,329

Total Net Sales	103,295	119,898	311,481	394,720
Delivery, list rental and licensing	2,911	3,217	8,729	10,573

Total Revenues	$106,206	$123,115	$320,210	$405,293

Revenues

Net sales for the three months ended October 31, 2006 decreased $16.6 million, or 13.8%, from the comparable three-month period of the prior year. Decreases in net sales for the three-month period ended October 31, 2006 were attributable to decreases of $15.8 million in store sales and $2.4 million in Internet sales, these decreases were marginally offset by a $1.4 million increase in wholesale sales. Net sales for the nine-month period ended October 31, 2006 decreased $83.2 million, or 21.1%, from the comparable period last year. Decreases in net sales for the nine-month period ended October 31, 2006 were attributable to decreases of $60.5 million in store sales, $3.5 million in catalog and direct marketing sales, $7.6 million in wholesale sales, and $11.7 million in Internet sales. Returns and allowances for the three-month and nine-month periods ended October 31, 2006, were 11.0% and 10.6% of sales, as compared with 9.7% and 10.5% of sales for the comparable prior year periods.

The decrease in total revenues for the three and nine-month periods ended October 31, 2006, as compared to the comparable prior year periods, was due primarily to a decrease in the sales of our proprietary products and Sharper Image branded products, particularly our Ionic Breeze line of air purifiers and massage chairs, and increased competition and decreased advertising in general and specifically designed for these products. The decrease in sales of our massage chair product line resulted from increased competition at lower price points for similar products. Also contributing to the decrease in total revenues was a decrease in sales of the iPod personal music player and related accessories and to a lesser extent general decreases in other product categories. Total advertising spending decreased 20.3% and 23.1% for the three and nine month periods ended October 31, 2006, respectively, compared to the same prior year periods. Our proprietary products and private label products decreased to approximately 62% of net sales in the third quarter of fiscal 2006 from approximately 67% in the third quarter of fiscal 2005 and decreased to approximately 64% of net sales in the nine-month period ended October 31, 2006 from approximately 68% of net sales in the nine-month period ended October 31, 2005.

For the three-month period ended October 31, 2006, net store sales decreased $15.8 million, or 22.3%, while comparable store sales decreased by 24.5%. The decrease in net store sales for the third fiscal quarter of 2006 reflects a 27.5% decrease in average revenue per transaction, partially offset by a 4.6% increase in transactions. For the nine-month period ended October 31, 2006, net store sales decreased $60.5 million, or 25.5% while comparable store sales decreased by 27.0%. The decrease reflects an 18.0% decrease in average revenue per transaction, and a 9.2% decrease in the number of transactions. These decreases are the result of the sales trends discussed above.

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

For the three-month period ended October 31, 2006, as compared with the same period of the prior year, net catalog and direct marketing sales, which includes sales generated from catalog mailings, single product mailers, print advertising and television infomercials, increased $0.2 million, or 1.3%. The increase for the three-month period ended October 31, 2006 was due primarily to increased television infomercial sales of $2.7 million or 37.7% compared to the same prior year period. The higher response and conversion rate of infomercial sales in the current year was partially offset by the impact of a 16.8% decrease in television infomercial advertising spending compared to the same prior year period. The increase in sales from infomercials was substantially offset by decreased sales in the remaining direct marketing categories. The decrease in catalog sales was primarily due to the decrease of 22.8% in advertising spending, resulting from a 19.5% decrease in The Sharper Image catalogs circulated, and an 11.9% decrease in The Sharper Image catalog pages circulated. The 18.5% decrease in solo mailer advertising spending was the result of a 27.3% decrease in single product mailers circulated, primarily relating to our Ionic Breeze line of air purifiers. The decrease in other direct marketing sales for the three-month period ended October 31, 2006 as compared with the same period last year was attributable to decreased advertising spending, comprised of a 26.7% decrease in print media and a 65.5% decrease in radio advertising spending. The catalog and direct marketing sales decrease for the three-month period ended October 31, 2006 also reflects a decrease of 19.5% in average revenue per transaction partially offset by an increase of 16.9% in transactions, as compared with the same prior year period. For the nine-month period ended October 31, 2006, as compared with the same period of the prior year, net catalog and direct marketing sales decreased $3.5 million, or 5.5%. The decrease in catalog sales was primarily due to the decrease of 30.3% in advertising spending, resulting from a 24.7% decrease in The Sharper Image catalogs circulated, which includes a 35.6% decrease in The Sharper Image catalog pages circulated. The 37.1% decrease in solo mailer advertising spending was the result of a 41.9% decrease in single product mailers circulated, primarily relating to our Ionic Breeze line of air purifiers. The decrease in other direct marketing sales for the nine-month period ended October 31, 2006 as compared with the same period last year was attributable to decreased advertising spending, comprised of a 31.6% decrease in print media, a 11.8% decrease in infomercial, and a 51% decrease in radio advertising spending. The catalog and direct marketing sales decrease for the nine-month period ended October 31, 2006 also reflects a decrease of 5.1% in transactions and a decrease of 3.8% in average revenue per transaction as compared with the same prior year period.

For the three and nine-month periods ended October 31, 2006, Internet sales, which includes the Sharper Image website (www.sharperimage.com) and eBay auction sites, decreased $2.4 million, or 14.0%, and $11.7 million, or 19.8%, respectively, from the same periods last year. The Internet sales decrease for the three months ended October 31, 2006 was attributable to a 14.8% decrease in average revenue per transaction, partially offset by a 9.5% increase in transactions, as compared to the same period of the prior year. Internet advertising spending decreased for the three months ended October 31, 2006 by 16.2% when compared to the same period in the prior year and Internet sales decreased 14.0% due to lower conversion rates for some paid-for-search engine key word placements. The Internet sales decrease for the nine months ended October 31, 2006 was attributable to a 4.6% decrease in transactions coupled with an 8.8% decrease in average revenue per transaction, as compared to the same period of the prior year. The decreases in sales and number of transactions for the nine month period ended October 31, 2006 were due to a decrease of 14.9% in Internet advertising, which includes primarily, paid-for search engine key word placement and revenue share costs incurred for affiliate programs.

For the three and nine-month periods ended October 31, 2006, wholesale sales increased $1.4 million, or 10.5%, and decreased $7.6 million, or 21.4% from the same prior year periods, respectively. The decrease was primarily attributable to decreasing our proprietary designed product sales to our existing wholesale customer base, particularly of the Ionic Breeze line of air purifiers.

Cost of Products

Cost of products for the three and nine-month periods ended October 31, 2006 increased $0.8 million, or 1.3%, and decreased $26.2 million, or 13.1%, compared to the same prior year periods. The gross margin rate for the three-month period ended October 31, 2006 was 40.5%, as compared to 49.4% for the same prior year period, and the gross margin rate for the nine-month period ended October 31, 2006 was 45.7%, as compared to 50.5% for the same prior year period. These decreases resulted primarily from a shift in product mix with a decrease in sales of proprietary designed and Sharper Image branded products, which generally have higher gross margin rates, and an increase in sales of electronics, which generally have lower gross margin rates. The decrease in gross margin was also attributable to the increase in inventory reserves recorded in October 2006 required for the discontinuance of refurbishing returned products. The estimated cost to remove and write off the returned goods, as well as adjusting the reserves for first stock inventory for the discontinuance of refurbishing returns, reduced gross margin rates for the three and nine-month periods ended October 31, 2006 as compared to the same period in prior year.

Our gross margin rate fluctuates with the changes in our merchandise mix, primarily with respect to the proportion of sales due to our proprietary designed and Sharper Image branded product. In addition, our gross margin rate can fluctuate as sales shifts occur between our various selling channels. The variation in merchandise mix from category to category and from year to year is characteristic of our sales results being driven by individual products rather than by general lines of merchandise. Additionally, auction sites, on-line stores and other selected promotional activities, such as the July Summer Clearance Sale, and free shipping offers, will, in part, tend to reduce gross margin rate. Our gross margins may not be comparable to those of other retailers, since some retailers include the costs related to their distribution network in cost of products while we, and other retailers, exclude them from gross margin and include them instead in general, selling and administrative expenses. We cannot accurately predict future gross margin rates.

Buying and Occupancy

Buying and occupancy costs increased $0.8 million, or 4.3%, and increased by $3.1 million, or 5.2%, respectively, for the three and nine-month periods ended October 31, 2006 from the comparable prior year periods. The increases reflect the occupancy costs associated with the nine net new stores opened since October 31, 2005 and rent increases associated with lease renewals. Buying and occupancy costs, as a percentage of total revenues increased to 19.4% for the three-month period ended October 31, 2006 from 16.1% and increased to 19.1% for the nine-month period ended October 31, 2006 from 14.4% from the comparable prior year periods primarily due to lower-than-expected sales in all channels, which caused a de-leverage in store and distribution center occupancy costs.

Advertising

Advertising expense for the three-month period ended October 31, 2006 decreased $4.7 million or 20.3%, from the comparable prior year period. The decrease in advertising expense was primarily attributable to a 22.8% decrease in catalog advertising spending, resulting from a 19.5% decrease in the number of The Sharper Image catalogs circulated, and an 11.9% decrease in the number of The Sharper Image catalog pages circulated. Also contributing to this decrease were an 18.5% decrease in solo mailer spending, a 27.3% decrease in solo mailer circulation, a 26.7% decrease in print media advertising spending, a 65.5% decrease in radio advertising spending and a 16.8% decrease in television infomercial spending. The decrease was also attributable to a 16.2% decrease in Internet advertising, which includes search engine key word placement and revenue share costs incurred for affiliate programs.

Advertising expense for the nine-month period ended October 31, 2006 decreased $18.1 million or 23.1% from the comparable prior year period. The decrease in advertising expense was primarily attributable to a $8 million or 30.3% decrease in catalog advertising, resulting from a 24.7% decrease in the number of The Sharper Image catalogs circulated, which includes a 35.6% decrease in the number of The Sharper Image catalog pages circulated. Also contributing to this decrease was a decrease of 37.1% in solo mailer spending resulting from a 41.9% decrease in single product mailers circulated, a 31.6% decrease in print media advertising spending, a 51.0% decrease in radio advertising spending, a 11.8% decrease in television infomercial spending and a 14.9% decrease in Internet advertising spending.

Advertising expenses as a percentage of total revenues decreased to 17.5% in the third quarter of fiscal 2006 compared to 18.9% in the third quarter of fiscal 2005, and decreased to 18.8% for the nine-month period ended October 31, 2006 compared to 19.3% in the prior year.

General, Selling and Administrative Expenses

General, selling and administrative, or GS&A, expenses, for the three-month period ended October 31, 2006 increased $4.1 million, or 11.1%, and increased by $0.5 million, or 0.4%, for the nine-month period ended October 31, 2006 from the comparable prior year periods. The increase for the three month and nine-month periods ended October 31, 2006 was primarily due to the expenses associated with opening nine net new stores since October 31, 2005, legal and accounting services of $1.3 million performed related to the Special Committee review of our stock option granting practices and related restatements, and the severance package accrual of $2.1 million to the departing Chief Executive Officer. The increase for the nine-month period ended October 31, 2006 was also attributable to $1.9 million accrued for settlement costs related to class action litigation. This increase was partially offset by decreased variable expenses of $0.8 million and $2.7 million for the three and nine-month periods ended October 31, 2006, respectively, which related to decreased net sales and $2.0 and $6.9 million for the three and nine-month periods ended October 31, 2006, respectively, attributable to reduced payroll expenses resulting from reduction in corporate office personnel, voluntary salary reduction of certain management executives and revision of the store payroll commission structure.

GS&A expenses as a percentage of total revenues increased to 38.3% from 29.7% for the three-month period ended October 31, 2006 and increased to 33.5% from 26.4% for the nine-month period ended October 31, 2006 from the comparable prior year period.

Other Income and Expense

Other expense (net) decreased $47,000 and $0.3 million for the three and nine month periods ended October 31, 2006 from the comparable prior year periods, respectively. The decrease is primarily attributable the loss on disposals of assets in nine months ended October 31, 2006 being $0.7 million less than the loss for the same period in the previous year an increase in interest expense due to increased borrowing a decline in interest income as a result of decrease in cash and cash equivalents and short term investments by $52.3 million.

Liquidity and Capital Resources

We had to make short-term borrowings of $22.1 million to meet our short-term liquidity and our working capital needs during the nine-month period ended October 31, 2006.

Net cash used by operating activities totaled $64.0 million for the first nine months of fiscal 2006, a decrease of $7.7. million from the same period of fiscal 2005. This decrease was due to slower growth in our inventory since the prior year and compared to the prior year combined with increased accounts payable, offset by an increase in accounts receivable and a higher net loss. We have continued to manage inventory levels through advertised sale events, promotions and mark downs.

Net cash used by investing activities totaled $0.3 million for the first nine months of fiscal 2006, which was primarily due to $10.6 million of capital expenditures relating to new and remodeled stores, technological enhancements and tooling costs for our proprietary designed products and a $ 10.3 million decrease in investments.

Net cash provided by financing activities totaled $22.3 million for the first nine months of fiscal 2006, an increase of $15.3 million from the same period in fiscal 2005. The increase was primarily due to our repurchase of common stock in fiscal 2005.

For fiscal 2006, we plan to slow our new store unit growth. As of October 31, 2006, we have opened six new stores, closed two stores at lease maturity and remodeled seven existing stores. We do not expect to add any additional new stores or remodel any of our existing store locations, while we do plan on closing seven existing stores in the fourth quarter of fiscal 2006. We plan to continue our capital investment in tooling costs for proprietary products and continue the enhancement of our technological systems at a more moderate pace than in the two previous years. We believe that our total capital expenditures for fiscal 2006 will be approximately $12 million to $14 million.

We believe we will be able to fund our working capital expenditures for new and remodeled stores, technological enhancements and tooling costs for proprietary designed products through existing cash balances, cash generated from operations, our credit facility and as necessary, other funding sources, including a revised credit facility, future debt or equity offering.

We have a revolving secured credit facility with Wells Fargo Bank, National Association, which was amended in February 2006. The credit facility expires on February 2, 2010 and allows borrowings and letters of credit up to a maximum of $55 million. In addition, through October 31, 2007, we may, at our option, seek to increase the maximum amount by up to $30 million on no more than five occasions in minimum increments of $5 million, provided that at no time shall the maximum amount exceed $85 million. On October 26, 2006, we exercised the option to increase the maximum amount available under the facility to $85 million. Borrowings outstanding under the credit facility prior to amendment in February 2006 bear interest at either the adjusted LIBOR rate plus 1.50% or at Wells Fargo’s prime rate less 0.25%. Borrowings under the amended credit facility bear interest at either the LIBOR rate plus a margin ranging from 1.25% to 1.75% based on average excess availability or at Wells Fargo’s prime rate less up to 0.25% based on average excess availability. Borrowings under the credit facility are secured by our inventory, accounts receivable and specified other assets.

The credit facility contains financial covenants that only apply during an event of default or when the borrowing base is drawn below a specified level. These financial covenants require us to maintain a minimum EBITDA (as defined) on a rolling 12-month basis of $25 million and to maintain capital expenditures below a specified level based on our projections. The credit facility contains limitations on incurring additional indebtedness, making additional investments and permitting a change of control. As of October 31, 2006, letter of credit commitments outstanding under the credit facility were $7.2 million and $22.3 million of borrowings were outstanding. We believe that we are in compliance with all of our debt covenants as of October 31, 2006.

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

Seasonality

Our business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the holiday shopping season. In addition, similar to many retailers, we make merchandising and inventory decisions for the holiday season well in advance of the holiday selling season. Accordingly, unfavorable economic conditions or deviations from projected demand for products during the fourth quarter could have a material adverse effect on our financial position or results of operations for the entire fiscal year. Typically, a substantial portion of our total revenues and all or most of our net earnings occur during our fourth quarter, which ends on January 31. The fourth quarter accounted for approximately 39% of total net sales in fiscal 2005 and 2004. In addition, the fourth quarter accounted for substantially all of our net earnings in fiscal 2004 and was the only quarter in which we had an operating profit in fiscal 2005. We do not currently expect to reflect operating profits in the fourth quarter of 2006 as we implement our new business strategy. The results of operations for these interim periods are not necessarily indicative of the results for the full fiscal year.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

PART I—FINANCIAL INFORMATION

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to market risks, which include changes in interest rates and, to a lesser extent, foreign exchange rates. The Company does not engage in financial transactions for trading or speculative purposes.

The interest payable on the Company’s credit facility is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on existing variable debt rose 0.800% (10% from the bank’s reference rate) during the period ended October 31, 2006, the Company’s results from operations and cash flows would not have been materially affected. In addition, the Company has fixed and variable income investments consisting of cash equivalents, which are also affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Based on such evaluation, and the material weaknesses described in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A, the Interim Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of October 31, 2006.

Material Weaknesses Relating to Internal Control over Financial Reporting

In connection with the preparation of this Quarterly Report on Form 10-Q for the three and nine months ended October 31, 2006, the Company conducted its assessment of the effectiveness of its internal control over financial reporting as of October 31, 2006, under the supervision and with the participation of the Company’s management, including the Interim Chief Executive Officer and Interim Chief Financial Officer. Management concluded that our internal control over financial reporting was not effective as of October 31, 2006 because the following material weaknesses existed at October 31, 2006: (1) the selection and application of accounting policies for complex and non-routine transactions and (2) the granting of stock options and the related documentation. The material weaknesses are described in detail in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2006.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15(e) or 15d-15(e) that was conducted during the third quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The changes described above under Remediation of Material Weaknesses have been implemented subsequent to the end of the fiscal period covered by this Quarterly Report on Form 10-Q, and have materially affected the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

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

On January 16, 2007, the Company entered into a Settlement Agreement and Release (the “Agreement”) in the case pending in the United States District Court for the Southern District of Florida, Miami Division covering all persons who purchased an Ionic Breeze branded product between May 6, 1999 and the effective date of the Agreement who do not opt out of the Agreement (the “Settlement Class”). The Agreement relates to claims made with respect to the performance, effectiveness and safety of the Ionic Breeze line of indoor air purifiers (the “Claims”). The Agreement provides for the full release of the Company by all members of the Settlement Class with respect to the Claims. On January 25, 2007, the Court gave preliminary approval to the Agreement and enjoined all other Ionic Breeze class actions. There can be no assurance that the court will provide final approval to this settlement agreement. Further, litigation can consume substantial financial and management resources.

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

In November 2006, a plaintiff commenced a purported stockholders’ derivative action relating to the Company’s historical option grant practices in the State Court of California (San Francisco), naming as defendants certain of the Company’s current and former officers and directors. The Company is also named as a nominal defendant. The plaintiff alleges that she is one of the Company’s stockholders and seeks to recover, on the Company’s behalf, damages the Company incurred by, among other things, improper option grants. The plaintiff also seeks equitable relief, including corporate governance reforms. The case is in the initial stages of procedure and none of the defendants has yet filed a response to the complaint. On October 13, 2006, the Company’s board of directors received a letter from another alleged shareholder who asserted that he would commence a shareholders’ derivative action if the Company’s board of directors failed to cause the Company to commence action against current and former directors and members of management relating to the Company’s historical options practices. The Company believes it has responded, and continues to respond, appropriately to concerns the conduct related to our historical option grant practices.

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

Recent changes in our senior management may cause uncertainty in, or be disruptive to, our business.

We have recently experienced significant changes in our senior management and our board of directors. On September 25, 2006, Jerry W. Levin was appointed our interim Chief Executive Officer and Chairman (following the departure of Richard J. Thalheimer) and on November 8, 2006 our former President and Chief Operating Officer and our former Chief Financial Officer resigned. We are conducting a search for a permanent Chief Executive Officer and Chief Financial Officer. These changes in our management may be disruptive to our business, and, during the transition period, there may be uncertainty among investors, vendors, rating agencies, employees and others concerning our future direction and performance. Moreover, our future success will depend to a significant extent on our ability to identify, hire and retain key management personnel going forward, particularly personnel engaged in merchandising, store, catalog and internet operations. If we are unable to identify and retain effective permanent replacements for our key executives, our results of operations and financial condition may be adversely affected.

We are currently reformulating our business plan, and the success of our business will depend on our ability to effectively develop and implement a new strategic plan.

We are substantially revising our business strategy. Although we have identified a number of key initiatives, objectives, innovations and goals, we have not yet committed to a comprehensive definitive strategy. Any definitive strategy is not expected to affect our business or operations for the 2006 holiday season. In connection with the development and implementation of a new business strategy, we have incurred, and expect to continue to incur, additional expenses, including, among others, investments in new product and advertising and marketing efforts, expenses in connection with the engagement of our interim Chief Executive Officer and consultants, legal expenses,, and expenses associated with discontinuing underperforming products and closing underperforming stores and severance costs,. The development of our strategy also requires management to divert a significant portion of their time from day-to-day operations. These expenses and diversions could have a significant impact on our operations and profitability, particularly if the initiatives included in any new business strategy prove to be unsuccessful. Moreover, if we are unable to develop a strategy in a timely manner, or if our strategy turns out to be ineffective or is executed improperly, our business and operating results would be adversely affected.

If we fail to offer new and frequently updated merchandise that our customers find attractive, the demand for our products may be limited.

In order to remain successful, we must offer our customers exciting, innovative and high quality products on a continuous basis. Our product offerings must be affordable, useful to the customer, well-made, distinctive in design and not widely available from other retailers. We cannot predict with certainty that we will successfully offer products that meet these requirements.

Our products must appeal to a broad range of consumers whose preferences we may not be able to accurately anticipate and which may change between sales seasons. The U.S. retail industry and e-commerce sector are dynamic in nature and have undergone significant changes over the past several years. Our ability to anticipate and successfully respond to changing consumer preferences is important to our long-term growth and we cannot assure you that we will be able to predict and effectively accommodate changes in the retail industry and e-commerce sectors. If we misjudge our customers’ purchasing habits, our sales may decline, our inventories may increase or we may be required to sell our products at lower prices; in each case, our business and operating results would be adversely affected.

We experience intense competition in the rapidly changing retail market and if we are unable to compete effectively, we may not be able to maintain profitability.

We operate in a highly competitive environment. We compete with a variety of department stores, sporting goods stores, mass merchants, discount stores, specialty retailers, internet retailers, and catalog retailers that offer products similar to or the same as our products. We compete principally on the basis of product exclusivity, selection, brand recognition, quality and price of our products, merchandise presentation in our catalog, stores and on the Internet and television, our customer list and the quality of our customer service. Many of our competitors are larger companies with greater financial resources, a wider selection of merchandise and greater inventory availability, and offer the convenience of one-stop shopping. Specialty retailers, such as electronics stores, may offer only a certain category of products but often offer a wider range of selection within that category. Discount stores may offer similar products at lower price points. If other retailers, especially department stores or discount retailers, offer the same or similar products to those we sell, or if our products become less popular with our customers, our sales may decline. Similarly, if we are unable to anticipate the preferences of our customers and effectively market and distinguish the Sharper Image brand, our ability to remain competitive may be compromised. Increasing competition may also subject us to pricing pressures which may reduce our profitability. In any such case, our failure to compete effectively would adversely affect our business and operating results.

A significant portion of our sales during any given period of time may be generated by a particular product or line of products and if sales of those products or lines of products decrease, our results of operations would be adversely affected.

Historically, certain of our products or a group of related products have generated sales volumes that are significant to our total sales volume. Since fiscal 2002, the sales of our air purifier line of products have constituted a significant portion of our revenues and net income. Beginning in 2005, sales of this line of products have declined significantly which has adversely affected our sales and net income. We expect the sales of this line of products to decline in the foreseeable future which may adversely affect our future profitability. In addition, certain other product categories, including massage chairs and electronics, have been significant to our results of operations and may in the future continue to be significant. We believe that particular products or lines of products will, for the foreseeable future, continue to constitute a significant portion of our sales and, accordingly, our future growth and profitability will be substantially dependent on the continued success of particular products or a line of products. We cannot predict whether we will be able to increase or maintain sales of these products or product lines, and failure to do so would adversely affect our business and operating results.

We are dependent on the success of our advertising efforts, and our profitability may be adversely affected by increased costs associated with these efforts.

Our revenues depend in substantial part on our ability to effectively advertise and market our products through a variety of advertising channels, including The Sharper Image catalog, direct marketing operations, television infomercials, radio, targeted emails and other media. Increases in advertising and marketing costs, including as a result of increases in paper and postage costs, may limit our ability to advertise without reducing our profitability. The U.S. Postal Rate Commission has recently recommended a 22% increase in the mailing rates applicable to the catalogs we distribute, although we can not predict the timing or amount of any applicable rate increase. If we are forced to decrease our advertising and marketing efforts due to increased advertising costs, or for any other reason, or if our advertising is ineffective, our future sales may be adversely affected. We expect to continue to spend on advertising and marketing at significant levels; however, if such expenditures do not produce a sufficient level of sales to cover such expenditures, our business and operating results would be adversely affected.

We rely on our catalog operations, which could experience significant cost increases and could have unpredictable results.

Our success depends in part on the success of our catalog operations. We believe that the success of our catalog operations depends on our ability to:

•	achieve adequate response rates to our mailings;

•	continue to offer a merchandise mix that is attractive to our mail order customers;

•	cost-effectively add new customers;

•	cost-effectively design, produce and deliver appealing catalogs; and

•	timely deliver catalog mailings to our customers.

Catalog production and mailings entail substantial paper, postage, merchandise acquisition and human resource costs, including costs associated with catalog development and increased inventories. We incur nearly all of these costs prior to the mailing of each catalog. As a result, we are not able to adjust the costs being incurred in connection with a particular mailing to reflect the actual performance of the catalog. Increases in costs of mailing, paper or printing would increase our advertising and marketing expenses and would adversely affect our earnings if we were unable to increase sales, pass these increases directly on to our customers by raising prices or offset these increases by implementing more efficient printing, mailing, delivery and order fulfillment systems. If we were to experience a significant shortfall in anticipated revenue from a particular mailing and not recover the costs associated with that mailing, our results of operations would be adversely affected. In addition, response rates to our mailings and, as a result, revenues generated by each mailing, are affected by factors such as consumer preferences, economic conditions, the timing and mix of catalog mailings, the timely delivery by the postal system of our catalog mailings and changes in our merchandise mix, several or all of which may be outside our control. We have historically experienced fluctuations in the response rates to our catalog mailings. If we are unable to accurately target the appropriate segment of the consumer catalog market or to achieve adequate response rates, we could experience lower sales, significant markdowns or write-offs of inventory and lower margins, which would adversely affect our business and operating results.

We generate a significant portion of our sales on the internet and if we fail to attract customers to our website, or customers do not purchase on our website, our business and operating results would be adversely affected.

For the 2005 fiscal year and for the first nine months of the 2006 fiscal year, we had net sales of $107.2 million and $47.3 million respectively, through our website. We believe the sales and profitability of our website operations depends on the merchandise available for sale on the website, the appearance of the website, its ease of use, and the costs of attracting customers and designing and maintaining our website. If we are unable to attract customers to our website or we attract customers to our website but they fail to purchase merchandise because they do not like the selection of merchandise, the website is too difficult to use or for other reasons, or if we are unable to design or operate our website with acceptable costs, our business and operating results would be adversely affected.

Poor economic conditions may reduce consumer spending on discretionary retail products such as those we offer.

Consumer spending patterns, particularly discretionary spending for products such as those we offer, are affected by, among other things, prevailing economic conditions, stock market volatility, increasing gas prices, threats of war, acts of terrorism, natural disasters, wage rates, interest rates, inflation, taxation, consumer confidence and consumer perception of economic conditions. Accordingly, general economic, political and market conditions, such as recessions, may adversely affect our business and operating results.

If we are unable to deliver our products to meet consumer demand in a timely manner, our business and operating results would be adversely affected.

The success of our business is substantially dependent on our ability to meet the demands of our customers for our merchandise on a timely basis. In order to do so, we must, among other things, maintain sufficient inventory levels, particularly during the peak holiday selling season. If we fail to deliver our products to customers to meet demand, including if we are unable maintain sufficient levels of inventory at key times, our results may be adversely affected. At the same time, if we overestimate consumer demand, we may end up with excess inventories or may be required to sell our products at lower prices, in each case, which would adversely affect our business and operating results.

If we are unable to deliver quality products that perform as described, our business and operating results may be adversely affected.

The success of our business is dependent on our ability to provide our customers with dependable and reliable products that perform as we describe them to our customers. If we fail to sell products with such characteristics, our sales may decline, our returns may increase and our warranty and other expenses may also increase, any one of which may adversely affect our results.

We are subject to a number of risks as a result of our reliance on foreign sources of production for our proprietary designed products.

We must ensure that the products we design and develop are manufactured in a cost-effective manner. We rely on a select group of third-party manufacturers, most of whom are located in Asia (primarily China), to produce these products in sufficient quantities to meet customer demand and to obtain and deliver these products to our customers in a timely manner.

These arrangements are subject to the risks of relying on products manufactured outside the United States, including political unrest, trade restrictions, customs and tariffs, local business practice and political issues, including issues relating to compliance with domestic or international labor standards, currency fluctuations, restrictions on the transfer of funds, work stoppages or slowdowns and other labor issues, economic uncertainties including inflation and government regulations, availability and costs of raw materials, potentially adverse tax consequences and other uncertainties. China, in particular, has in recent years experienced rapid social, political and economic change, and further changes may adversely affect our ability to procure our products from Chinese suppliers.

Our ability to obtain goods on a cost effective basis is also subject to our ability to maintain relationships with our suppliers, and our ability to negotiate and maintain supply arrangements on favorable terms. There is increasing political pressure on China to permit the exchange rate of its currency, the Chinese Yuan (“CNY”), to float against the U.S. Dollar (“USD”). Although substantially all of our supply contracts in China are denominated in USD, our suppliers could attempt to renegotiate these contracts and increase costs to us if the CNY/USD exchange rate were to change in a manner adverse to the USD. In addition, we do not have long-term contracts with a substantial portion of our principal suppliers and, accordingly, we are subject to the risk of unexpected changes in pricing or supply from these suppliers. We may also be unable to develop beneficial relationships with new vendors in the future.

For a number of our products, including our air purifiers, we use a single supplier located in Asia that provided approximately 19% of our net merchandise purchases in fiscal 2005 and approximately 14.5% of our net merchandise purchases in the first nine months of 2006. We expect this supplier will continue to provide a comparable percentage in the future. If we were unable to obtain products from this supplier on a timely basis or on commercially reasonable terms, our operating results would be adversely affected. In addition, some of our smaller vendors have limited resources, limited production capacities and limited operating histories. We have a limited number of long-term purchase contracts or other contracts that provide continued supply and fixed pricing and other terms, and as a result a substantial portion of our vendors could discontinue selling to us at any time or discontinue selling to us on current pricing or other terms. In addition, we may compete with other companies for production facilities and import quota capacity. As a result of the risks described above, among others, we may be unable to obtain sufficient quantities of our products from our suppliers on acceptable terms. In such case, our business and operating results would be adversely affected.

In addition, we do not control our third party suppliers. Accordingly, vendors may violate laws, including labor laws, or may engage in business or labor practices that would generally be regarded as unethical in the U.S. In such case, our brand image could be significantly impaired, our supply of products may be interrupted and we may terminate our relationships with such suppliers, any of which may have an adverse effect on our business and operating results.

Our ability to protect our intellectual property, including our proprietary technology (particularly the technology used in our air purification products), is uncertain and could cause us to incur substantial expenses to enforce our rights; if we are unable to protect such rights, our competitive advantage could be impaired.

We believe our registered trademarks “The Sharper Image”, “sharperimage.com”and “Sharper Image”, as well as the trademark awareness that we have established, are of significant value. We actively pursue and protect, domestically and internationally, not only our trademarks, but other intellectual property rights including patents, copyrights and trade secrets to ensure that the quality of our brand and the value of our proprietary rights are maintained. We protect our proprietary marketing strategies, illustrative catalogs and product packaging through copyright registrations. We also seek patents to establish and protect our proprietary rights relating to the technologies and products we have developed, are in the process of developing, or that we may develop in the future. We believe we have taken, and will seek to continue to take, all steps necessary to broaden and enhance our patent protection by obtaining both utility and design patent protection directed to our proprietary products.

We cannot assure you that a third party will not infringe upon or design around any patent issued or licensed to us, including the patents and license agreement[s] related to our air purifiers line of products, or that these patents will otherwise be commercially viable. Litigation to establish the validity of patents, to defend against claims of others alleging infringement, misappropriation or other violations of patent, trademark or other proprietary rights and to assert such claims against others can be expensive and time-consuming even if the outcome is favorable to us. If the outcome is unfavorable to us, we may be required to pay damages, stop production and sales of infringing products or be subject to increased competition from similar products. We have taken, and may take, steps to enhance the protection of our intellectual property, but we cannot assure you that these steps will be successful or that, if unsuccessful, our protection will be adequate.

We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. We attempt to protect our proprietary technology in large part by confidentiality agreements with our employees, consultants and contractors. We cannot assure you, however, that these agreements will not be breached, that we will have adequate remedies for any breach or that competitors will not know of or independently discover our trade secrets.

We face risks arising from the outcome of various litigation matters.

We are involved in various litigation matters, including those arising in the ordinary course of business and those described under the caption “Legal Proceedings” in our Annual Report and this Quarterly Report. Among these matters is litigation associated with purported class actions relating to the Ionic Breeze line of air purifiers. An adverse outcome in one or more of these matters may adversely affect our results of operations or financial condition. In January 2007 we entered into a settlement agreement which has been preliminarily approved by the court, related to the Florida class action which also enjoined the Ionic Breeze proceedings. There can be no assurance that the court will provide final approval to this settlement agreement. Further, litigation can consume substantial financial and management resources.

In November 2006, a plaintiff commenced a purported stockholders’ derivative action relating to our historical option grant practices in the State Court of California (San Francisco), naming as defendants certain of our current and former officers and directors. We are also named as a nominal defendant. The plaintiff alleges that she is one of our stockholders and seeks to recover, on our behalf, damages we incurred by, among other things, improper option grants. The plaintiff also seeks equitable relief, including corporate governance reforms. The case is in the initial stages of procedure and none of the defendants has yet filed a response to the complaint. On October 13, 2006, our board of directors received a letter from another alleged shareholder who asserted that he would commence a shareholders’ derivative action if our board of directors failed to cause the Company to commence action against current and former directors and members of management relating to the Company’s historical options practices. We believe we have responded, and continue to respond, appropriately to the conduct related to our historical option grant practices. Our management’s time and attention could be diverted from focusing on our operations and we could incur significant legal expense as a result of these suits. In addition, we may be subject to additional litigation relating to our historical stock option practices and there is no assurance that regulatory inquiries or other actions will not be commenced by U.S. federal or state regulatory agencies. Such actions could similarly divert management time and attention and result in significant legal expense, and there can be no assurance that such matters would be resolved favorably.

We have a recent history of substantial losses, and if we are unable to improve our performance or maintain profitability, we may need to find additional sources of liquidity to meet our cash requirements.

We incurred a net loss for the 2005 fiscal year and the nine months ended October 31, 2006. Although we believe that cash flow generated from operations and amounts available under our credit facility will be sufficient to fund our operations for at least the next twelve months, we continue to incur substantial losses, we may require additional debt financing or require equity financing to fund our operating requirements in the future. We cannot assure you that we will be successful in improving our performance or, if we are able to do so, that we would be able to maintain profitability, including as a result of the factors described herein. If we require additional funding to meet our cash flow needs, we may be required to seek to obtain such funding through, among other things, additional loans or the issuance of debt or equity securities. However, additional funding may not be available to us on acceptable terms, or at all. If we are unable to meet our liquidity needs, our business and operating results would be adversely affected.

Our quarterly operating results are subject to significant fluctuations and seasonality.

Our business is highly seasonal, reflecting the general pattern of peak sales and earnings for the retail industry during the holiday shopping season. Typically, a substantial portion of our total revenues and all or most of our net earnings occur during our fourth quarter, which ends on January 31. The fourth quarter accounted for approximately 39% of total net sales in fiscal 2005 and 2004. In addition, the fourth quarter accounted for substantially all of our net earnings in 2004 and was the only quarter in which we had an operating profit in 2005. In anticipation of increased sales activity during the fourth quarter, we incur significant additional expenses, including significantly higher inventory costs and the costs of hiring a substantial number of temporary employees to supplement our regular store staff, and borrow substantial amounts under our credit facility to finance these costs. If our sales were to be substantially below those normally expected during the fourth quarter, our results of operations may be adversely affected. Due to this seasonality, our operating results for any one period may not be indicative of our operating results for the full fiscal year.

We generally experience lower revenues and net operating results during our first three quarters of the fiscal year and have historically experienced losses in these quarters. Our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including, among other things, the timing of new store openings, net sales contributed by new stores, increases or decreases in comparable store sales, changes in our merchandise mix, the timing and amount of advertising and marketing expenditures and catalog sales.

In addition, like other retailers, we typically make merchandising and purchasing decisions well in advance of the holiday shopping season. As a result, poor economic conditions or differences from projected customer demand for our products during the fourth quarter could result in lower revenues and earnings.

Our comparable store sales are subject to significant fluctuations.

Our comparable store sales fluctuate significantly, which can lead to unanticipated fluctuations in our operating results. Comparable store sales are defined as sales from stores where selling square feet did not change by more than 15% in the previous 12 months and which have been open for at least 12 full months. Our comparable store sales are affected by a variety of factors, including customer demand in different geographic regions, our ability to efficiently source and distribute products, changes in our product mix, competition and timing and amount of advertising and marketing expenditures. In addition, we have a wholesale business and have a licensing program whereby Sharper Image branded products are sold through other retailers, and the impact of selling our proprietary designed and Sharper Image branded products through an increased number of other selected retailers may put pressure on our own comparable store sales.

Our comparable store sales have fluctuated significantly in the past and we believe that such fluctuations may continue. Our historical comparable net store sales changes from the prior fiscal year were as follows:

Fiscal year	Percentage increase (decrease)
2000	29.0
2001	(16.0)
2002	13.6
2003	15.3
2004	(1.1)
2005	(16.0)

In addition, our historical comparable net store sales for the nine months ended October 31, 2006 have decreased 27.0% compared to the comparable period in 2005.

We cannot assure you that our comparable store sales results will increase in the future. Any reduction in or failure to increase our comparable store sales results would adversely affect our business and operating results. In addition, our stock price may be affected by fluctuations in comparable store sales to the extent investors place importance on such results.

We depend on timely distribution and delivery of sufficient quantities of our products and our business can be harmed by interruptions at our distribution and fulfillment centers or disruptions in shipping.

All products we purchase from our vendors in Asia must be shipped to our distribution centers by freight carriers and we cannot assure you that we will be able to obtain sufficient freight capacity on a timely basis and at favorable rates. Our inability to ensure delivery of products from our suppliers in a cost-effective, timely manner or the loss of one or more key freight carriers could have a negative effect on our business.

Many of our shipments that come from Asia move through the West Coast ports that in the past were adversely affected by a slowdown. During the second half of fiscal 2004, this slowdown caused our shipping costs to increase as we used airfreight as an alternative delivery method to mitigate some of the impacts of the slowdown. The increased usage of air freight transportation had a negative impact on our gross margins. There can be no assurance that there will not be a similar slowdown in the future in the ports that we use. To the extent that disruptions in our supply chain impair the timely delivery of our products, or to the extent that such disruptions increase our costs, our business and operating results may be adversely affected.

We conduct the majority of our distribution operations and all of our catalog and Internet order processing fulfillment functions from our owned facility in Little Rock, Arkansas, and leased facilities in Little Rock, Arkansas; Ontario, California; and Richmond, Virginia. We also use contract fulfillment and warehouse facilities for additional seasonal requirements. Any disruption in the operations at any distribution center, particularly during the holiday shopping season, could result in late delivery of products and make it difficult to meet customer demand.

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

We may be subject to risks associated with our products, including product liability and false advertising claims.

Our current and future products and services that we sell may contain defects or inadequate warnings or instructions, which could subject us to personal injury or property damage claims or product recalls. Although we maintain limited product liability insurance, if any successful claim or product recall is not covered by insurance or indemnification provided by a vendor, or is not covered by or exceeds our insurance coverage, or a vendor is unwilling or unable to indemnify us under an applicable indemnification agreement, our business and results of operations could be adversely affected. Even where a product liability claim is not successful, or if we conduct a voluntary recall, we may incur substantial costs and suffer significant damage to our reputation. In addition, we have in the past, and may in the future, be subject to claims of false advertising with respect to our products. Whether or not these claims have merit, our brand image may be adversely affected and the costs of such claims may adversely affect our business and results of operations.

A single stockholder beneficially owns approximately 18% of our common stock and other stockholder groups exert considerable influence over our business affairs.

As of October 31, 2006, Richard Thalheimer, our founder, former Chairman and Chief Executive Offer, beneficially owned approximately18% of our common stock, stockholders associated with Knightspoint Partners LLP beneficially owned approximately12.2% of our common stock and stockholders associated with Sun Capital Securities beneficially owned approximately 9.8% of our common stock. In addition, in May 2006, we entered into an agreement with Mr. Thalheimer, Knightspoint and certain other stockholders governing the nomination of directors at our 2006 annual meeting. Our board of directors currently consists of two directors nominated by Mr. Thalheimer, three directors, including our Chairman and interim Chief Executive Officer, nominated by Knightspoint and one director affiliated with Sun Capital Securities. As a result, Mr. Thalheimer, Knightspoint and Sun Capital Securities may be able to exert influence over the election of directors and over our corporate actions.

Our common stock price is volatile.

Our common stock is listed on the NASDAQ Global Market and has experienced and is likely to continue to experience significant price and volume fluctuations. From February 1, 2004 to October 31, 2006, the price per share of our common stock has ranged from a high of $39.92 to a low of $8.75. We believe that among other factors, any of the following factors could cause the price of our common stock to fluctuate substantially:

•	our operating performance;

•	corporate announcements;

•	monthly fluctuations in our comparable store sales;

•	announcements by other retailers;

•	the trading volume of our common stock in the public market;

•	general economic conditions;

•	financial market conditions;

•	acts of terrorism; and

•	threats of war.

We are subject to various laws and regulations in connection with our business operations, and we could be subject to fines and litigation if we fail to comply.

We are subject to numerous laws and regulations in connection with our business operations, including laws relating to relations with employees, maintenance of safe manufacturing facilities, truth in packaging, the environment, advertising, regulation of medical products and consumer product safety. Costs of compliance with these laws and regulations or fines and litigation arising out of our failure to comply with these laws and regulations, may adversely affect our business and operating results.

Compliance with corporate governance requirements and public disclosure obligations may subject us to additional operating expenses.

We are subject to certain corporate governance requirements and heightened obligations with respect to public disclosure, including as a result of the Sarbanes-Oxley Act of 2002, SEC regulations and NASDAQ rules, may require us to continue to incur significant operating costs, including legal and accounting fees. These obligations include those pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our independent auditors’ audit of that assessment. We incur significant expenses for, and devote management time and attention to, compliance and disclosure activities. Heightened compliance and disclosure obligations may also expose our board members, Chief Executive Officer and Chief Financial Officer to increased risk of personal liability in connection with the performance of their duties, which may make it more difficult to attract and retain qualified board members and executive officers.

As a well known company, we are susceptible to unsolicited attention in the print and electronic media, which could have an adverse effect on our brand image and, consequently, our results of operations.

We believe that our brand and corporate image is integral to the success of our business. The Sharper Image name is well known and, as a result, appears often in print and electronic media. Because of the right to free speech, we may not have any ability to prevent or respond to the content of these publications, even if we strongly disagree with them. Even if we are vigorous in expressing our disagreement, negative press, including with respect to our company, operations or products, may adversely affect our business and operating results.

Our charter documents, Delaware law, our stockholders rights plan and other agreements may make a takeover of us more difficult.

We are a Delaware corporation. The Delaware General Corporation Law contains certain provisions that may make a change in control of our company more difficult or prevent the removal of incumbent directors. In addition, our Certificate of Incorporation and Bylaws and our stockholders rights plan and other agreements contain provisions that may have the same effect. These provisions may have a negative impact on the price of our common stock, may discourage third-party bidders from making a bid for our company or may reduce any premiums paid to stockholders for their common stock. In addition, pursuant to the terms of our agreement with Mr. Thalheimer, Knightspoint and certain other stockholders governing the nomination of directors at our 2006 annual meeting, such stockholders have agreed (through no later than March 2007) not to take certain actions, including seeking to effect a sale of the Company, which agreement may also have the effect of limiting acquisition efforts which might otherwise result in an increase in the price of our common stock or result in a premium to stockholders.

ITEM 6. Exhibits

Exhibits
3.2	Amended and Restated Bylaws of Sharper Image Corporation as of October 12, 2006 (incorporated by reference to Exhibit 3.2 to form 8-K filed October 17, 2006)

10.1	Services Agreement dated September 25, 2006 between the Company “), Jerry W. Levin, and JW Levin Partners LLC (“JWL Partners”), a Delaware limited liability company (incorporated by reference to Exhibit 10.1 to form 8-K filed September 29, 2006)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Interim Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Interim Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Interim Chief Executive Officer

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Interim Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, this 19th day of March, 2007.

SHARPER IMAGE CORPORATION

Date: March 19, 2007	By:	/s/ Jerry W. Levin
Jerry W. Levin
Chairman
Interim Chief Executive Officer

	By:	/s/ Daniel W. Nelson
Daniel W. Nelson
Senior Vice President
Interim Chief Financial Officer