Form 10-K
period 2007-01-31
SHARPER IMAGE CORP
filed 2007-05-31
CIK 811696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-15827

SHARPER IMAGE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-2493558
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 The Embarcadero, 6th Floor, San Francisco, California	94105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (415) 445-6000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01	The NASDAQ Stock Market LLC
(Title of Class)	(Name of exchange on which registered)

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant (determined as of May 24, 2007) based on the reported last sale price for the common stock on the NASDAQ National Market on July 31, 2006, was $98,548,890.

As of May 24, 2007, 15,126,597 shares of the Registrant’s common stock were outstanding.

SHARPER IMAGE CORPORATION

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED JANUARY 31, 2007

This Annual Report on Form 10-K is for the year ended January 31, 2007, which we refer to as fiscal 2006. This Annual Report on Form 10-K modifies and supersedes documents filed prior to it. Information that we file with the Securities and Exchange Commission (“SEC”) in the future will automatically update and supersede information contained in this Annual Report on Form 10-K. Throughout this Annual Report on Form 10-K, we refer to Sharper Image Corporation as “The Sharper Image,” “Sharper Image,” “we,” “us” and “our.”

ITEM 1.	BUSINESS

THE SHARPER IMAGE

We are a multi-channel specialty retailer. Our mission is to project an image of quality, excitement and innovation. Our three principal selling channels include the Sharper Image specialty stores throughout the United States, the Sharper Image catalog and the Internet through our primary website, www.sharperimage.com. We also have business-to-business sales teams for marketing our exclusive and proprietary products for corporate incentive and reward programs and wholesale to selected U.S. and international retailers. In addition, through our Brand Licensing Division, we are licensing the Sharper Image brand to select third parties to allow them to sell Sharper Image branded products in other channels of distribution.

General Developments Of Our Business

We have experienced declining sales and profitability since the first quarter of the fiscal year ended January 31, 2006. Fiscal 2006 continued to prove challenging for us, with declines in sales and profitability, significant changes both in senior management and in our board of directors and a time consuming investigation into our historical option grant practices. The year 2006 saw the departure of all but two of the directors who served on our board at the beginning of the year and the departure of our former chairman and chief executive officer, our president and chief operating officer and our chief financial officer, as well as certain other executives. The management changes began in September 2006 when our board appointed one of our new directors, Jerry W. Levin, to be our Chairman and interim Chief Executive Officer. At the same time, our board began its search for a permanent Chief Executive Officer. Our board appointed Steven A. Lightman to be our President and Chief Executive Officer effective April 9, 2007, with Mr. Levin continuing as our Chairman. On May 11, 2007, we announced that Rebecca L. Roedell would assume the position of Chief Financial Officer after the filing of this Annual Report and that Daniel W. Nelson, who has been acting as our interim Chief Financial Officer and Controller, would continue as our Controller.

We are in the process of substantially revising many aspects of our business strategy, rebuilding our senior management team and significantly improving our systems and controls. We believe these changes will result in a reinvigorated Sharper Image brand projecting an image of quality, excitement and innovation, with a goal of providing consistent growth and profitability for our stockholders.

Areas we are focusing on include:

•

Merchandising. Improving the differentiation of our merchandise, with an emphasis on new-to-market branded products not available in broad distribution, high-quality private label products and improved proprietary products, particularly in our air purification product line.

•

Advertising. Implementing new multi-channel advertising programs to better showcase our revised corporate strategy and enable cross-merchandising to our store customer, catalog buyer and e-commerce purchaser, which will improve the return on our advertising investment.

•	Sales. Focusing our strategies and efforts to be sure that regardless of what channel our customer purchases from they will have the same experience.

•	Operations. Reviewing ways to improve our operating efficiency.

•	Results-based Compensation. Revising our compensation philosophy to emphasize incentive-based compensation, both cash-based and equity compensation.

We report that our disclosure controls and our control over certain aspects of financial reporting are ineffective. However, we are working to significantly improve both our systems and controls.

Our Business

We are a multi-channel specialty retailer. Successful merchandising, customer service, logistics and marketing are crucial elements to our business. As a specialty retailer, we expect that our business will continue to be highly seasonal.

Sales Channels

We were founded in 1977, mailed our first catalog in 1979, began the expansion into store operations in 1981 and commenced online operations in 1994. We sell our products through multiple channels: our Sharper Image stores, the Sharper Image catalog, the Internet and wholesale.

Sharper Image Stores

Store sales generated the highest proportion of our sales, representing 59.9% of total revenues for the year ended January 31, 2007 (“fiscal 2006”), 60.9% for the year ended January 31, 2006 (“fiscal 2005”) and 57.2% for the year ended January 31, 2005 (“fiscal 2004”). As of January 31, 2007, we operated 187 Sharper Image stores in 38 states and the District of Columbia. During fiscal 2006, we opened six new stores and closed nine stores. We intend to continue to review our store portfolio for underperforming stores. We do not intend to have a net increase in stores in the U.S. in fiscal 2007, and, since January 31, 2007, have closed one store in New York.

At January 31, 2007, our store locations were as follows:

Location	Number	Location	Number	Location	Number
Alabama	2	Kentucky	1	Ohio	3
Arizona	5	Louisiana	1	Oklahoma	2
Arkansas	2	Maryland	4	Oregon	3
California	34	Massachusetts	4	Pennsylvania	3
Colorado	4	Michigan	2	Rhode Island	1
Connecticut	3	Minnesota	2	South Carolina	1
Florida	16	Missouri	4	Tennessee	2
Georgia	6	Nebraska	1	Texas	21
Hawaii	2	Nevada	6	Utah	1
Illinois	10	New Jersey	7	Virginia	4
Indiana	2	New Mexico	1	Washington	3
Iowa	2	New York	13	Washington, DC	1
Kansas	1	North Carolina	5	Wisconsin	2

Our comparable store sales have declined in the past three fiscal years: 25.4% in fiscal 2006, 16.0% in fiscal 2005 and 1.1% in fiscal 2004. Although we expect our new business strategy will ultimately reverse this trend, we expect many of the benefits will not be achieved until after the fiscal year ending January 31, 2008 (fiscal 2007). There can be no assurance that our new business strategy will be successful. Comparable store sales is not a measure that has been defined under accounting principles generally accepted in the United States of America. We define comparable store sales as sales from stores where selling square feet did not change by more than 15% in the previous 12 months and which have been open for at least 12 months. A store opened on or prior to the 15th of a month is treated as opened for the entire month. Stores generally become comparable once they have a full year of comparable sales for the annual calculation. We believe that comparable store sales, which excludes the effect of a change in the number of stores open, provides a more useful measure of the performance of our store sales channel than does the absolute change in aggregate net store sales.

Our stores typically have 2,500 to 3,500 square feet of selling space and approximately 1,200 to 2,000 square feet of storage and administrative space. The typical cost of leasehold improvements before landlord contributions, but including fixtures and equipment, averages $500,000 to $700,000 per store. Initial inventory for a new store generally costs approximately $200,000. Outlet stores typically consist of between 2,100 to 3,200 square feet of selling space and are used to sell slow-moving, discontinued, reconditioned and irregular merchandise. Of our 187 stores, 4 are outlet stores.

Catalog Operations

Our catalog operations, which include revenues generated directly from our product catalog, as well as other direct marketing sources, including our single product mailers and our print ads, generated 14.4% of our total revenues in fiscal 2006, 13.1% in fiscal 2005 and 17.2% in fiscal 2004. Our direct marketing operations also included revenues generated by our infomercials, which we discontinued in November 2006. We mail our catalog to an average of three to four million individuals each month, with increases during the Father’s Day and graduation months and during the fourth quarter holiday season. We are in the process of reviewing our catalog operations to improve the effectiveness of our catalog mailings.

Internet Operations

We have participated in Internet retailing and online shopping since 1994 and have maintained our own website at www.sharperimage.com since 1995. Revenues from our Internet operations, including auction sales, generated 16.2% of our total revenues in fiscal 2006, 16.0% in fiscal 2005 and 15.3% in fiscal 2004. Shoppers on our website have the convenience of exchanging or returning products purchased through the Internet at our retail store locations.

We also maintain an Internet auction site on eBay. Auctions on eBay provide us an opportunity to effectively manage our closeout, reconditioned and overstocked inventory while maintaining gross margin goals. We also have established relationships with Google, MSN Shopping, Linkshare, Amazon, Yahoo! Shopping, AOL and Catalog City.

Other Operations

In addition to our store, catalog and Internet operations, we also have a business-to-business operation, which includes wholesale operations and our Sharper Image Corporate Incentives and Rewards program. We also derive revenues from our customer list-rental program. In fiscal 2007, through our newly created Brand Licensing Division, we are licensing the Sharper Image brand with select third parties to allow them to sell Sharper Image branded products in other channels of distribution. Revenues from Other Operations are included in List rental and licensing income.

Merchandising

In recent years, our success has substantially depended on a few products. For example, in fiscal 2006, 2005 and 2004, our air-purification line of products generated 23.4%, 27.7% and 40.0% of our total revenues and our massage chair line of products generated 6.3%, 9.1% and 8.8% of our total revenues. We anticipate that a substantial amount of our revenues will continue to be generated by our air purification line of products. Because of competitive pressures in this product line, however, we anticipate revenues to continue to decline.

We are focusing our merchandising efforts on improving the differentiation of our merchandise, with an emphasis on new-to-market branded products not available in broad distribution, high-quality private label products and improved proprietary products, particularly in our air-purification product line. With the exception of our air-purification product line, we expect to reduce the number of products we develop in-house and increase the emphasis on third-party branded products and Sharper Image branded products designed for us by third parties.

Substantially all of our proprietary products are produced for us on a purchase order basis by manufacturers in Asia, primarily China. A single supplier supplies substantially all of our air-purification line of products as well a number of other products. This manufacturer accounted for approximately 15.8% of our merchandise purchases in fiscal 2006, 19.1% in fiscal 2005 and 28.2% in fiscal 2004.

Customer Service

We are committed to providing our customers with courteous, knowledgeable and prompt service. Our customer service and catalog sales groups at the corporate headquarters in San Francisco, Richmond, Virginia, and in the Philippines, provide personal attention to customers who call toll free or send emails to request a catalog subscription, place an order or inquire about a product. Our customer service group is also responsible for resolving customer problems promptly and to the customer’s satisfaction. We also contract with third-party call centers for additional sales and customer service representative coverage.

Order Fulfillment and Distribution

We own a 103,000 square foot fulfillment and distribution facility in Little Rock, Arkansas. We currently lease facilities in Little Rock, Arkansas, Ontario, California, and Richmond, Virginia, totaling approximately 486,000 square feet for catalog, direct response, Internet orders, store fulfillment needs, returns processing and storage. Our merchandise is generally delivered to our catalog and Internet customers and to our stores directly from our distribution facilities, although some products are shipped directly from the vendor to the customer or to our stores.

Advertising

Our catalog remains our primary advertising vehicle. We also use multimedia advertising, including newspapers, magazines, email marketing programs, Internet advertising and marketing programs, point of sale advertising, and business-to-business trade publications. We are reviewing our advertising programs, including our catalogs, to improve the return on our advertising investment as we leverage our multi-channel strategy.

Employees

As of January 31, 2007, we employed approximately 2,500 associates, approximately 43% of whom were full time. We hire a significant number of seasonal employees during our peak holiday selling season. We consider our associate relations to be good.

Competition

We operate in a highly competitive environment. We compete principally with a diverse mix of department stores, sporting goods stores, discount stores, specialty retailers and other catalog and Internet retailers that offer products similar to or the same as some of our products. Many of our competitors are larger companies with greater financial resources, a wider selection of merchandise and greater inventory availability. Larger retailers, such as department stores, offer a wider range of products and offer the convenience of one-stop shopping. Specialty retailers, such as electronics stores, may offer only a certain category of product but often offer a wider range of selection within a particular product category. Discount stores may offer analogous products at lower price points.

Since we offer a more limited range of products compared to our competitors, our ability to anticipate the preferences of our customers and to effectively market and distinguish The Sharper Image brand is critical. Although we attempt to market products not generally available elsewhere and emphasize exclusive products in our merchandising strategy, some of our products or similar products can also be found in other retail stores, other catalogs or through the Internet. We may face margin pressure when other retailers market products similar to ours. Our ability to distinguish our products from similar products offered by our competitors is particularly important in order to maintain pricing and because of the relative ease with which customers can comparison shop on-line. A significant portion of our sales and earnings have been generated by our air purification and massage chair line of products; competition in these two product categories has become increasingly intense.

We compete principally on the basis of the quality of customer experience through product exclusivity, merchandise selection, brand recognition, quality and price of our products, the effectiveness of our catalog, and store and Internet marketing efforts.

Intellectual Property

We own or have rights to various copyrights, trademarks and trade names used in our business including The Sharper Image®, Ionic Breeze®, FresherLongerTM, Shower Companion® and Turbo-Groomer®. We believe our registered service mark and trademark “The Sharper Image” and the brand name recognition and goodwill associated with that name are of significant value and the loss of The Sharper Image® name would have a material adverse effect on our business and results of operations. We actively protect our brand name and other intellectual property rights. We seek patents to establish and protect our rights relating to our technologies. We have taken, and expect to take in the future, steps necessary to broaden and enhance our patent protection by obtaining both utility and design patent protection directed to our proprietary products. As of January 31, 2007, we held 75 U.S. utility patents and more than 140 U.S. design patents.

Seasonality

Our business is highly seasonal, with sales peaking during the fourth quarter holiday shopping season. A substantial portion of our total revenues, and all or most of our net earnings, if any, occur in our fourth fiscal quarter. The fourth quarter accounted for approximately 39.0%, 39.4% and 39.3% of total revenues in fiscal 2006, 2005 and 2004. Our fourth quarter was the only quarter in which we had an operating profit in fiscal 2005. We generally experience lower revenues during the other fiscal quarters, and, as is typical in the retail industry, have incurred and for the foreseeable future expect to continue to incur losses in these quarters. In addition, as with many retailers, we make merchandising and inventory decisions for the holiday season well in advance of the holiday selling season.

Available Information and Websites

Our phone number is (415) 445-6000, and our principal executive offices are located at 350 The Embarcadero, 6th Floor, San Francisco, California 94105. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed with or furnished to the SEC pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the SEC’s website at www.sec.gov and on our website at www.sharperimage.com as soon as reasonably practicable after we electronically file these reports with the SEC. The information posted on our website is not incorporated into our SEC filings.

Caution Concerning Forward Looking Statements

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. In this Annual Report on Form 10-K, we state our beliefs of future events and of our future financial performance. In some cases, you can identify these so-called “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words, and other comparable words. You should be aware that those statements are only our predictions. In evaluating those statements, you should specifically consider various factors, including the risks and uncertainties listed in “Risk Factors” under Item 1A and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other reports we file with the SEC.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors we currently know about. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. These risks and uncertainties include, among other factors, the success of our new business strategy, our ability to continue to find, develop and offer attractive merchandise to customers, the outcome of pending litigation, changes in business and economic conditions, and changes in the competitive environment in which we operate. Our actual results could differ materially from management’s expectations because of changes in these factors. Other factors and risks could adversely affect our operations, business or financial results of our businesses in the future and could also cause actual results to differ materially from those contained in our forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements.

Executive Officers

Our executive officers, their respective ages and positions as of May 1, 2007, and a description of their business experience are set forth below. There are no family relationships among any of the executive officers named below.

Jerry W. Levin, age 63

Mr. Levin joined us as a Director in July 2006 and served as our Interim Chief Executive Officer from September 2006 to April 2007. Mr. Levin is also the Chairman and Chief Executive Officer of JW Levin Partners LLC (“JWL Partners”), a management and investment firm he founded in 2005. Mr. Levin was Chairman, President and Chief Executive Officer of American Household, Inc. from 1998 to 2005. Mr. Levin previously served as Chairman and Chief Executive Officer of The Coleman Company, Inc. and of Revlon, Inc. Mr. Levin has also held senior executive positions with The Pillsbury Company. Mr. Levin serves on the boards of U.S. Bancorp, Ecolab, Inc. and Wendy’s International, Inc.

Steven A. Lightman, age 50

Mr. Lightman joined us in April 2007 as our Chief Executive Officer and President and was also nominated to the Board of Directors. He is the founder of Crosstown Traders, which was formed in 2002 to purchase the apparel, food and gift catalog businesses that had been owned by Federated department stores and its Fingerhut subsidiary. Mr. Lightman was CEO of Crosstown until it was acquired by Charming Shoppes, Inc. in June 2005, following which he served as President until January 2007. Prior to Crosstown, Mr. Lightman was Executive Vice President of Fingerhut Companies, one of the largest mail order businesses in the nation. He was named Executive Vice President in November 2000.

Gary Chant, age 48

Mr. Chant joined us in February 2007 as our Senior Vice President, Human Resources and Administration. Previously, Mr. Chant was an independent human resources consultant from January 2005 to February 2007. Prior to this, Mr. Chant was employed by American Household, Inc. as the senior vice president of human resources from January 2003 to January 2005 and vice president human resources development from January 1999 to December 2004. From April 1993 to December 1998, Mr. Chant was Director of Management Development for Revlon, Inc., and was responsible for organizational development and training.

William Feroe, age 49

Mr. Feroe has served as our Executive Vice President, Merchandising since February 2005. Prior to that he served as Senior Vice President, Merchandising from July 2002 to February 2005; as Vice President, Planning and Allocation from September 1999 through July 2002; as Director of Planning and Allocation from September 1998 through September 1999; and as Manager, Allocation and Distribution from November 1997 to September 1999.

Daniel W. Nelson, age 47

Mr. Nelson has been our Senior Vice President, Controller since May 2006 and assumed the additional responsibilities of our interim Chief Financial Officer in November 2006. Mr. Nelson previously provided financial services to us as a consultant. On May 11, 2007, we announced that Rebecca L. Roedell will assume the position of Chief Financial Officer after the filing of this Annual Report. Mr. Nelson will continue to serve as our Senior Vice President, Controller.

ITEM 1A.	RISK FACTORS

The following risk factors, in addition to the other information contained in this report, should be considered carefully in evaluating us and our prospects.

Recent changes in our senior management may cause uncertainty in, or be disruptive to, our business.

We have recently experienced significant changes in our senior management and our board of directors. On September 25, 2006, Jerry W. Levin was appointed our interim Chief Executive Officer and Chairman (following the departure of Richard J. Thalheimer) and on November 8, 2006 our former President and Chief Operating Officer and our former Chief Financial Officer resigned. We appointed Steven A. Lightman as our President and Chief Executive Officer, effective as of April 9, 2007. On May 11, 2007, we announced that Rebecca L. Roedell would assume the position of Chief Financial Officer after the filing of this Annual Report. These changes in our management may be disruptive to our business, and, during the transition period, there may be uncertainty among investors, vendors, rating agencies, employees and others concerning our future direction and performance. Moreover, our future success will depend to a significant extent on our ability to identify, hire and retain key management personnel going forward, particularly personnel engaged in merchandising, store, catalog and internet operations. If we are unable to identify and retain effective permanent replacements for our key executives, our results of operations and financial condition may be adversely affected.

We are currently substantially revising our business strategy, and the success of our business will depend on our ability to effectively develop and implement a new strategic plan.

We are substantially revising our business strategy. Although we have identified a number of key initiatives, objectives, innovations and goals, we have not yet committed to a comprehensive definitive strategy. In connection with the development and implementation of a new business strategy, we have incurred, and expect to continue to incur, additional expenses, including, among others, investments in new product and advertising and marketing efforts, expenses in connection with the engagement of consultants, legal expenses, and expenses associated with discontinuing underperforming products and closing underperforming stores and severance costs. The development of our strategy also requires management to divert a portion of their time from day-to-day operations. These expenses and diversions could have a significant impact on our operations and profitability, particularly if the initiatives included in any new business strategy prove to be unsuccessful. Moreover, if we are unable to develop a strategy in a timely manner, or if our strategy turns out to be ineffective or is executed improperly, our business and operating results would be adversely affected.

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

We experience intense competition in the rapidly changing retail market and if we are unable to compete effectively, we may not be able to achieve profitability in the near term.

We operate in a highly competitive environment. We compete with a variety of department stores, sporting goods stores, mass merchants, discount stores, specialty retailers, internet retailers, and catalog retailers that offer products similar to or the same as our products. We compete principally on the basis of the innovative and first to market nature of our products, product exclusivity, selection, brand recognition, quality and price of our products, the effectiveness of our catalog, store and Internet marketing efforts and our merchandise selection. Many of our competitors are larger companies with greater financial resources, a wider selection of merchandise and greater inventory availability, and offer the convenience of one-stop shopping. Specialty retailers, such as electronics stores, may offer only certain categories of products but often offer a wider range of selection within those categories. Discount stores may offer similar products at lower price points. If other retailers, especially department stores or discount retailers, offer the same or similar products to those we sell, or if our products become less popular with our customers, our sales may decline. Similarly, if we are unable to anticipate the preferences of our customers and effectively market and distinguish the Sharper Image brand, our ability to remain competitive may be compromised. Increasing competition may also subject us to pricing pressures which may reduce our profitability. In any such case, our failure to compete effectively would adversely affect our business and operating results.

A significant portion of our sales during any given period of time may be generated by a particular product or line of products and if sales of those products or lines of products decrease, our results of operations would be adversely affected.

Historically, certain of our products or a group of related products have generated sales volumes that are significant to our total sales volume. Since fiscal 2002, the sales of our air purification line of products have constituted a significant portion of our revenues and net income. Beginning in 2005, sales of this line of products have declined significantly which has adversely affected our sales and earnings. We expect the sales of this line of products to decline in the foreseeable future which may adversely affect our future profitability. In addition, certain other product categories, including massage chairs and electronics, have been significant to our results of operations and may in the future continue to be significant. We believe that particular products or lines of products will, for the foreseeable future, continue to constitute a significant portion of our sales and, accordingly, our future growth and profitability will be substantially dependent on the continued success of particular products or a line of products. We cannot predict whether we will be able to increase or maintain sales of these products or product lines, and failure to do so would adversely affect our business and operating results.

We are dependent on the success of our advertising efforts, and our profitability may be adversely affected by increased costs associated with these efforts.

Our revenues depend in substantial part on our ability to effectively advertise and market our products through a variety of advertising channels, including The Sharper Image catalog, direct marketing operations, television infomercials, radio, targeted emails and other media. Increases in advertising and marketing costs, including as a result of increases in paper and postage costs, may limit our ability to advertise without reducing our profitability. Effective May 14, 2007, the U.S. Postal Service increased by approximately 20-25% the mailing rates applicable to the catalogs we distribute which will adversely affect our catalog expenses. We are in the process of reviewing our catalog operations to improve the effectiveness of our catalog mailings and are unable to determine the effect this rate increase will have on our marketing expense. If we are forced to decrease our advertising and marketing efforts due to these increased mailing costs, increased advertising costs or for any other reason, or if our advertising is ineffective, our future sales may be adversely affected. We expect to continue to spend on advertising and marketing at significant levels; however, if such expenditures do not produce a sufficient level of sales to cover such expenditures, our business and operating results would be adversely affected.

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

Catalog production and mailings entail substantial paper, postage, merchandise acquisition and human resource costs, including costs associated with catalog development and increased inventories. We incur nearly all of these costs prior to the mailing of each catalog. As a result, we are not able to adjust the costs being incurred in connection with a particular mailing to reflect the actual performance of the catalog. Increases in costs of mailing, paper or printing would increase our advertising and marketing expenses and would adversely affect our earnings if we were unable to increase sales, pass these increases directly on to our customers by raising prices or offset these increases by implementing more efficient printing, mailing, delivery and order fulfillment systems. If we were to experience a significant shortfall in anticipated revenue from a particular mailing and not recover the costs associated with that mailing, our results of operations would be adversely affected. In addition, response rates to our mailings and, as a result, revenues generated by each mailing, are affected by factors such as consumer preferences, economic conditions, the timing and mix of catalog mailings, the timely delivery by the postal system of our catalog mailings and changes in our merchandise mix, several or all of which factors may be outside our control. We have historically experienced fluctuations in the response rates to our catalog mailings. If we are unable to accurately target the appropriate segment of the consumer catalog market or to achieve adequate response rates, we could experience lower sales, significant markdowns or write-offs of inventory and lower margins, which would adversely affect our business and operating results.

We generate a significant portion of our sales on the internet and if we fail to attract customers to our website, or customers do not purchase on our website, our business and operating results would be adversely affected.

For fiscal 2006 and 2005 we had net sales through our website of $85.2 million and $107.2 million, respectively, representing 16.2% of our total revenues in fiscal 2006 and 16.0% in fiscal 2005. We believe the sales and profitability of our website operations depends on the merchandise available for sale on the website, the appearance of the website, its ease of use, and the costs of attracting customers and designing and maintaining our website. If we are unable to attract customers to our website or we attract customers to our website but they fail to purchase merchandise because they do not like the selection of merchandise, the website is too difficult to use or for other reasons, or if we are unable to design or operate our website with acceptable costs, our business and operating results would be adversely affected.

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

The success of our business is substantially dependent on our ability to meet the demands of our customers for our merchandise on a timely basis. In order to do so, we must, among other things, maintain sufficient inventory levels, particularly during the peak holiday selling season. If we fail to deliver our products to customers to meet demand, including if we are unable to maintain sufficient levels of inventory at key times, our results may be adversely affected. At the same time, if we overestimate consumer demand, we may end up with excess inventories or may be required to sell our products at lower prices, in each case, which would adversely affect our business and operating results.

If we are unable to deliver quality products that perform as described, our business and operating results may be adversely affected.

The success of our business is dependent on our ability to provide our customers with dependable and reliable products that perform as we describe them to our customers. If we fail to sell products with such characteristics, our sales may decline, our returns may increase and our warranty and other expenses may also increase. Any one of these factors may adversely affect our results.

We are subject to a number of risks as a result of our reliance on foreign sources of production for our proprietary designed products.

We must ensure that the products we design and develop are manufactured in a cost-effective manner. We rely on a select group of third-party manufacturers, most of whom are located in Asia (primarily China), to produce these products in sufficient quantities to meet customer demand and deliver these products in a timely manner.

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

For a number of our products, including our air purification products, we use a single supplier located in Asia that provided approximately 15.8% and 19.1% of our net merchandise purchases in fiscal years 2006 and 2005, respectively. We expect this supplier will continue to provide a comparable percentage in the future. If we were unable to obtain products from this supplier on a timely basis or on commercially reasonable terms, our operating results would be adversely affected. In addition, some of our smaller vendors have limited resources, limited production capacities and limited operating histories. We have a limited number of long-term purchase contracts or other contracts that provide continued supply and fixed pricing and other terms, and as a result a substantial portion of our vendors could discontinue selling to us at any time or discontinue selling to us on current pricing or other terms. In addition, we may compete with other companies for production facilities and import quota capacity. As a result of the risks described above, among others, we may be unable to obtain sufficient quantities of our products from our suppliers on acceptable terms. In such case, our business and operating results would be adversely affected.

We do not control our third-party suppliers. Accordingly, vendors may violate laws, including labor laws, or may engage in business or labor practices that would generally be regarded as unethical in the U.S. In such case, our brand image could be significantly impaired, our supply of products may be interrupted and we may terminate our relationships with such suppliers, any of which may have an adverse effect on our business and operating results.

Our ability to protect our intellectual property, including our proprietary technology (particularly the technology used in our air purification products), is uncertain and could cause us to incur substantial expenses to enforce our rights; if we are unable to protect such rights, our competitive advantage could be impaired.

We believe our registered trademarks “The Sharper Image”, “sharperimage.com” and “Sharper Image”, as well as the trademark awareness that we have established, are of significant value. We actively pursue and protect, domestically and internationally, not only our trademarks, but other intellectual property rights including patents, copyrights and trade secrets to ensure that the quality of our brand and the value of our proprietary rights are maintained. We protect our proprietary marketing strategies, illustrative catalogs and product packaging through copyright registrations. We also seek patents to establish and protect our proprietary rights relating to the technologies and products we have developed, are in the process of developing, or that we may develop in the future. We believe we have taken, and will seek to continue to take, all steps necessary to broaden and enhance our patent protection by obtaining both utility and design patent protection directed to our proprietary products.

We cannot assure you that a third party will not infringe upon or design around any patent issued or licensed to us, including the patents and license agreements related to our air purification line of products, or that these patents will otherwise be commercially viable. Litigation to establish the validity of patents, to defend against claims of others alleging infringement, misappropriation or other violations of patent, trademark or other proprietary rights and to assert such claims against others can be expensive and time-consuming even if the outcome is favorable to us. If the outcome is unfavorable to us, we may be required to pay damages, stop production and sales of infringing products or be subject to increased competition from similar products. We have taken, and may take, steps to enhance the protection of our intellectual property, but we cannot assure you that these steps will be successful or that, if unsuccessful, our protection will be adequate.

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

We are involved in various litigation matters, including those arising in the ordinary course of business and those described under the caption “Legal Proceedings” in this Annual Report. Among these matters is litigation associated with purported class actions relating to the Ionic Breeze line of air purification products. An adverse outcome in one or more of these matters may adversely affect our results of operations or financial condition. In January 2007 we entered into a settlement agreement which has been preliminarily approved by the court, related to the Florida class action which also enjoined the Ionic Breeze proceedings. A hearing on the fairness of the settlement is expected to occur in August 2007. There can be no assurance that the court will provide final approval to this settlement agreement. Further, litigation can consume substantial financial and management resources.

In November 2006, a plaintiff commenced a purported stockholders’ derivative action relating to our historical option grant practices in the State Court of California (San Francisco), naming as defendants certain of our current and former officers and directors. We are also named as a nominal defendant. The plaintiff alleges that she is one of our stockholders and seeks to recover, on our behalf, damages we incurred by, among other things, improper option grants. The plaintiff also seeks equitable relief, including corporate governance reforms. The case is in the initial stages of procedure and a response to the recently filed amended complaint is due on June 1, 2007. On October 13, 2006, our board of directors received a letter from another alleged shareholder who asserted that he would commence a shareholders’ derivative action if our board of directors failed to cause us to commence action against current and former directors and members of management relating to our historical options practices. We believe we have responded, and continue to respond, appropriately to the conduct related to our historical option grant practices. Our management’s time and attention could be diverted from focusing on our operations and we could incur significant legal expense as a result of these suits. In addition, we may be subject to additional litigation relating to our historical stock option practices and there is no assurance that regulatory inquiries or other actions will not be commenced by U.S. federal or state regulatory agencies. Such actions could similarly divert management time and attention and result in significant legal expense, and there can be no assurance that such matters would be resolved favorably.

We have a recent history of substantial losses, and if we are unable to improve our performance or maintain profitability, we may need to find additional sources of liquidity to meet our cash requirements.

We incurred a net loss for fiscal 2006 and 2005. If we continue to incur substantial losses we may require additional debt financing or require equity financing to fund our operating requirements in the future. We cannot assure you that we will be successful in improving our performance or, if we are able to do so, that we would be able to maintain profitability, including as a result of the factors described herein.

On May 25, 2007, we amended our revolving secured credit facility with Wells Fargo Retail Finance, LLC. The amended facility expires on May 25, 2012 and allows borrowings and letters of credit up to a maximum of $120 million, with $85 million available from January through July, $100 million available in August and September and $120 million available from October through December. Borrowings outstanding under the credit facility bear interest at the LIBOR rate plus a margin ranging from 1.50% to 2.00% or at Wells Fargo’s prime rate plus a margin ranging from 0% to 0.25%, depending on the amount outstanding. Borrowings under the credit facility are secured by our inventory, accounts receivable and specified other assets.

In addition, on May 25, 2007, Wells Fargo executed a letter of commitment to provide us with a term loan in an amount up to $20 million equal to 25% of the appraised value of, and secured by substantially all of, our intellectual property, including trademarks. The commitment letter is subject to negotiation of mutually acceptable pricing and maturity terms and definitive agreements, an acceptable appraisal of the value of our intellectual property and other customary conditions, including that there has been no material adverse change in our business, and there can be no assurance that the term loan will ultimately become available or as to the appraised value of our intellectual property.

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

Our business is highly seasonal, reflecting the general pattern of peak sales and earnings for the retail industry during the holiday shopping season. Typically, a substantial portion of our total revenues and all or most of our net earnings occur during our fourth quarter, which ends on January 31. The fourth quarter accounted for approximately 39.0% of total revenues in fiscal 2006 and 39.4% and 39.3% in fiscal 2005 and 2004, respectively. In addition, the fourth quarter accounted for substantially all of our net earnings in 2004 and was the only quarter in which we had an operating profit in 2005. In anticipation of increased sales activity during the fourth quarter, we incur significant additional expenses, including significantly higher inventory costs and the costs of hiring a substantial number of temporary employees to supplement our regular store staff, and borrow substantial amounts under our credit facility to finance these costs. If our sales were to be substantially below those normally expected during the fourth quarter, our results of operations may be adversely affected. Due to this seasonality, our operating results for any one period may not be indicative of our operating results for the full fiscal year.

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

Our comparable store sales fluctuate significantly, which can lead to unanticipated fluctuations in our operating results. Comparable store sales are defined as sales from stores where selling square feet did not change by more than 15% in the previous 12 months and which have been open for at least 12 full months. Our comparable store sales are affected by a variety of factors, including customer demand in different geographic regions, our ability to efficiently source and distribute products, changes in our product mix, competition and timing and the amount of advertising and marketing expenditures. In addition, we have a wholesale business and have a licensing program whereby Sharper Image branded products are sold through other retailers, and the impact of selling our proprietary designed and Sharper Image branded products through an increased number of other selected retailers may adversely affect our comparable store sales.

Our comparable store sales have fluctuated significantly in the past and we believe that such fluctuations may continue. Our historical comparable net store sales changes from the prior fiscal year were as follows:

Fiscal year	Percentage increase (decrease)
2000	29.0
2001	(16.0)
2002	13.6
2003	15.3
2004	(1.1)
2005	(16.0)
2006	(25.4)

Any reduction in or failure to increase our comparable store sales results would adversely affect our business and operating results. In addition, our stock price may be affected by fluctuations in comparable store sales.

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

In addition, we rely upon third-party carriers for our product shipments, including shipments to and from all of our stores. As a result, we are subject to certain risks, including employee strikes and inclement weather, associated with such carriers’ ability to provide delivery services to meet our shipping needs.

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

Ownership of our common stock is concentrated, with two stockholders beneficially owning approximately 39.5% of our common stock.

As of May 24, 2007, stockholders associated with Knightspoint Partners LLC beneficially owned approximately 19.9% of our common stock, and stockholders associated with Sun Capital Securities beneficially owned approximately 19.6% of our common stock. Our board of directors currently consists of three directors, including our Chairman, nominated by Knightspoint and one director affiliated with Sun Capital Securities. Substantial sales of our common stock by any of these stockholders could cause the price of our common stock to decline.

Our common stock price is volatile.

Our common stock is listed on the NASDAQ Global Market and has experienced and is likely to continue to experience significant price and volume fluctuations. From February 1, 2005 to January 31, 2007, the price per share of our common stock has ranged from a high of $17.20 to a low of $8.86. We believe that, among other factors, any of the following factors could cause the price of our common stock to fluctuate substantially:

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

We are subject to corporate governance requirements and heightened obligations with respect to public disclosure, including as a result of the Sarbanes-Oxley Act of 2002, SEC regulations and NASDAQ rules. Compliance with corporate governance requirements and public disclosure obligations require us to incur significant operating costs, including legal and accounting fees. We incur significant expenses for, and devote management time and attention to, compliance and disclosure activities. Heightened compliance and disclosure obligations may also expose our board members, Chief Executive Officer and Chief Financial Officer to increased risk of personal liability in connection with the performance of their duties, which may make it more difficult to attract and retain qualified board members and executive officers.

As a well known company, we are susceptible to unsolicited attention in the print and electronic media, which could have an adverse effect on our brand image and, consequently, our results of operations.

We believe that our brand and corporate images are integral to the success of our business. The Sharper Image name is well known and, as a result, appears often in print and electronic media. Because of the right to free speech, we may not have any ability to prevent or respond to the content of these publications, even if we strongly disagree with them. Even if we are vigorous in expressing our disagreement, negative press, including with respect to our company, operations or products, may adversely affect our business and operating results.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We occupy approximately 80,000 square feet of office space at our corporate headquarters in San Francisco, California, the majority of which we occupy under a lease that will expire in January 2016. We sublease approximately 7,600 square feet of the space in our headquarters building under a lease that expires in January 2013. We sublease approximately 3,200 square feet for our product development offices in Northern California under a lease that expires in February 2010.

As of January 31, 2007, we operated 187 The Sharper Image stores under leases covering a total of approximately 818,000 square feet. Remaining initial lease terms range from under one to 12 years. Some of the leases for our stores have renewal options that range from two to five years.

We own and operate a 103,000 square foot distribution facility located in Little Rock, Arkansas. Distribution and warehouse functions are also conducted through a 269,000 square foot leased facility in Ontario, California, a 104,000 square foot leased facility in Little Rock, Arkansas, a 113,000 square foot leased facility in Richmond, Virginia, and other seasonally occupied space we rent nearby. Remaining initial lease terms for our distribution facilities range from three to four years, with renewal options that range from three to five years.

ITEM 3.	LEGAL PROCEEDINGS

We are party to various legal proceedings arising from normal business activities. Except as noted below, our management believes that the resolution of these matters will not have a material adverse effect on our financial position or results of operations.

On or before April 15, 2006, there were five class actions filed against us alleging that the Ionic Breeze does not perform as claimed. The actions are filed on behalf of purchasers of the Ionic Breeze in the State Courts of California (San Francisco) and Florida (Jacksonville), as well as the U.S. District Courts of Maryland and Florida (Miami). Only the San Francisco action has been certified for class representation. The Florida State Court action was stayed pending resolution of the ongoing San Francisco case. The Maryland case has been dismissed.

On January 16, 2007, we entered into a Settlement Agreement and Release (the “Agreement”) in the case pending in the United States District Court for the Southern District of Florida, Miami Division, covering all persons who purchased an Ionic Breeze branded product between May 6, 1999 and the effective date of the Agreement who do not opt out of the Agreement (the “Settlement Class”). The Agreement relates to claims made with respect to the performance, effectiveness and safety of the Ionic Breeze line of indoor air purification products (the “Claims”). The Agreement provides for the full release of us by all members of the Settlement Class with respect to the Claims. On January 25, 2007, the Court gave preliminary approval to the Agreement and enjoined all other Ionic Breeze class actions. A hearing on the fairness of the settlement is expected to occur in August 2007. There can be no assurance that the court will provide final approval to this settlement agreement. Further, litigation can consume substantial financial and management resources.

The Agreement provides, among other things: (i) that we will sell Ozone Guard attachments for floor models of Ionic Breeze at a price of $7.00 per unit for 180 days and we will design an Ozone Guard attachment for any Ionic Breeze model that is not compatible with current Ozone Guard models; (ii) that we will test all current and future Ionic Breeze models for ozone emissions using the UL 867 test protocol as conducted through an independent testing laboratory and will not sell any Ionic Breeze model that has not passed the UL 867 standard; and (iii) for certain restrictions with respect to our advertisements for the Ionic Breeze line of indoor air purification products.

In addition, we will issue a non-transferable $19.00 merchandise credit, valid for one year, to each member of the Settlement Class to be used exclusively to purchase Sharper Image branded products, subject to one merchandise credit per household. We estimate that there are approximately 3.2 million members of the settlement class. Under the Agreement, we will pay (i) up to $1.9 million to the plaintiff’s attorneys for fees and expenses and (ii) all notice and other costs of administering the settlement. Other than legal costs, we are unable to estimate the amount of expenses that will be recorded in future periods in connection with the Agreement, in particular the merchandise credit. Any expenses recognized in connection with the Agreement may adversely affect our operating results for periods in which these merchandise credits are redeemed. The actual effects on our operating results will depend on the rate of redemption of the credits, the merchandise mix purchased using the credits and the timing of any redemption of the credits. We do not anticipate that the Agreement will have a material adverse effect on our financial condition.

In November 2006, a plaintiff commenced a purported stockholders’ derivative action relating to our historical option grant practices in the State Court of California (San Francisco), naming as defendants certain of our current and former officers and directors. We are also named as a nominal defendant. The plaintiff alleges that she is one of our stockholders and seeks to recover, on our behalf, damages we incurred by, among other things, improper option grants. The plaintiff also seeks equitable relief, including corporate governance reforms. The case is in the initial stages of procedure and a response to the recently-filed amended complaint is due on June 1, 2007. On October 13, 2006, our board of directors received a letter from another alleged shareholder who asserted that he would commence a shareholders’ derivative action if our board of directors failed to cause us to commence action against current and former directors and members of management relating to our historical options grant practices. We believe we have responded and continue to respond appropriately to concerns regarding the conduct related to our historical option grant practices.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

The common stock of Sharper Image Corporation is listed on the NASDAQ National Market under the symbol “SHRP.” At May 1, 2007, we had 302 stockholders of record. The following table sets forth, for the periods indicated, high and low last sale prices per share of our common stock on the NASDAQ National Market, as reported by NASDAQ.

	High	Low
Fiscal Year Ended January 31, 2007
First Quarter	$15.99	$9.40
Second Quarter	15.38	9.85
Third Quarter	11.22	9.14
Fourth Quarter	11.03	9.18
Fiscal Year Ended January 31, 2006
First Quarter	$17.20	$13.39
Second Quarter	14.87	12.49
Third Quarter	14.23	9.86
Fourth Quarter	11.50	8.86

We have not paid cash dividends to holders of our common stock and do not intend to pay cash dividends for the foreseeable future.

Neither we nor any of our affiliated purchasers, as defined in Rule 10b-18(a)(3), purchased any of our common stock during fiscal 2006.

Performance Measurement Comparison*

The following graph and table show the cumulative total stockholder return on an investment of $100 in cash from the close of the market on January 31, 2002 through January 31, 2007 for (i) our common stock, (ii) the Nasdaq Composite Index, (iii) the Russell 2000 Index and (iv) the Nasdaq Retail Trade Index. All values assume reinvestment of the full amount of all dividends, although dividends have not been declared on our common stock. In prior years, we have used the Nasdaq Stock Market (U.S.) Index as one of our comparator graphs. The Nasdaq Stock Market (U.S.) Index was discontinued in 2006. As a result, we have replaced the Nasdaq Stock Market (U.S.) Index with the Nasdaq Composite Index as one of our comparator graphs.

	Fiscal Year Ended January 31,
	2002	2003	2004	2005	2006	2007
Sharper Image Corporation	100.00	132.05	330.23	157.08	82.37	88.77
NASDAQ Composite	100.00	69.40	108.83	110.64	126.10	136.65
Russell 2000	100.00	78.13	123.46	134.17	159.51	176.17
NASDAQ Retail Trade	100.00	93.70	153.87	180.16	191.93	187.31

Source: Data Research Group Inc., www.researchdatagroup.com, (415) 643-6011.

*	This section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6.	SELECTED FINANCIAL DATA

Our financial statements as of January 31, 2007 and 2006 and for each of the three fiscal years in the period ended January 31, 2006, audited by Deloitte & Touche LLP, our independent registered public accounting firm, are included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K. The following historical operating results data for the years ended January 31, 2007, 2006 and 2005 and balance sheet data as of January 31, 2007 and 2006 have been derived from our financial statements included herein. The operating results data for the years ended January 31, 2004 and 2003 and balance sheet data as of January 31, 2005, 2004 and 2003 are derived from our financial statements not included herein. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes thereto included elsewhere in this document.

Dollars are in thousands except for earnings per share and statistics	Fiscal Year Ended January 31,
	2007 (Fiscal 2006)	2006 (Fiscal 2005)	2005 (Fiscal 2004)	2004 (Fiscal 2003)	2003 (Fiscal 2002)
Operating Results
Revenue	$525,251	$668,993	$760,003	$647,511	$513,769
Earnings (loss) before income taxes	(98,682)	(28,882)	20,333	37,206	23,551
Net earnings (loss)	(59,894)	(16,136)	11,555	20,961	13,895

Earnings (loss) per common equivalent share—
Basic	$(4.00)	$(1.07)	$0.74	$1.45	$1.13
Diluted	$(4.00)	$(1.07)	$0.71	$1.38	$1.07

Balance Sheet Data
Working capital	$21,331	$95,490	$131,028	$127,108	$67,830
Total assets	263,994	326,401	376,100	315,333	215,724
Long-term notes payable	2,031	—	—	—	—
Stockholders’ equity	123,166	182,045	207,174	185,925	117,525
Current ratio	1.19	1.85	1.95	2.14	1.75

Statistics
Number of stores at year end	187	190	175	149	127
Comparable store sales increase (decrease)	(25.4)%	(16.0)%	(1.1)%	15.3%	13.6%
Annualized net sales per sq ft	$383	$505	$618	$676	$627
Number of catalogs mailed	76,782,000	98,617,000	97,755,000	86,296,000	77,772,000

Average revenue per transaction
Stores	$98	$140	$151	$142	$128
Catalog	$151	$202	$215	$198	$199
Internet	$136	$152	$153	$148	$145
Return on average stockholders’ equity	(39.2)%	(8.3)%	5.9%	13.8%	13.1%
Book value per share	$8.23	$12.08	$13.20	$12.13	$9.30

Weighted average number of shares outstanding
Basic	14,965,279	15,066,843	15,634,355	14,446,128	12,327,157
Diluted	14,965,279	15,066,843	16,227,719	15,178,773	12,957,761

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a multi-channel specialty retailer. Our mission is to project an image of quality, excitement and innovation. Our three principal selling channels include the Sharper Image specialty stores throughout the United States, the Sharper Image catalog and the Internet through our primary website, www.sharperimage.com. We also have business-to-business sales teams for marketing our exclusive and proprietary products for corporate incentive and reward programs and wholesale to selected U.S. and international retailers. In addition, through our Brand Licensing Division, we are licensing the Sharper Image brand to select third parties to allow them to sell Sharper Image branded products in other channels of distribution.

We have been experiencing declining sales and profitability since approximately the first quarter of fiscal 2005. Fiscal 2006 continued to prove extraordinarily challenging for us, with continued declines in sales and profitability, significant changes both in senior management and in our board of directors and a time consuming investigation into our historical option grant practices. The year 2006 saw the departure of all but two of the directors who served on our board at the beginning of the year and the departure of our former chairman and chief executive officer, our president and chief operating officer and our chief financial officer, as well as certain other executives. The management changes began in September 2006 when our board appointed one of our new directors, Jerry W. Levin, to be our Chairman and interim Chief Executive Officer. At the same time, our board began its search for a permanent Chief Executive Officer. In March 2007, our board appointed Steven A. Lightman to be our President and Chief Executive Officer, with Mr. Levin continuing as our Chairman. In May 2007, we announced that Rebecca L. Roedell would assume the position of Chief Financial Officer after this Annual Report is filed and that Daniel W. Nelson, who has been acting as our interim Chief Financial Officer and Controller, would continue on as our Controller.

We are now in the process of substantially revising nearly all aspects of our business strategy, rebuilding our senior management team and significantly improving our systems and controls. We believe these changes will result in a reinvigorated Sharper Image brand projecting an image of quality, excitement and innovation, with a goal of providing consistent growth and profitability for our stockholders.

We began making changes to our business strategy in October 2006. Accordingly, the periods covered by this Annual Report generally do not reflect the effects, or expenses, associated with our new business strategy. Certain strategies, such as discontinuing our use of infomercials, have and will continue to reduce revenues, but we expect the related costs savings to exceed the reduction in gross margin contribution. Although we anticipate some of the steps being taken will reduce a limited number of expenses and improve profitability in the near term, others, such as our efforts to renegotiate store leases and to close underperforming stores, will not result in cost savings until future periods and will, in fact, increase some near term expenses. In the second half of fiscal 2006 we incurred, and anticipate continuing to incur, substantially higher expenses related to our changing business strategy, including:

•

Expenses related to our engaging JW Levin Partners LLC (JWL Partners), an entity affiliated with Mr. Levin, and independent consultants to provide management support services offset in part by the reduction of expense from the departure of a number of our former senior executives. In fiscal 2006 we recorded approximately $1.8 million (including $250,000 in non-cash compensation expense related to options granted to Mr. Levin and independent consultants) for management support and consulting services.

•

Expenses relating to a re-evaluation of our store operations, market conditions and engaging in discussion with landlords. We closed seven stores in the fiscal fourth quarter, three at lease maturity. The four stores closed prior to lease maturity were deemed to be underperforming and additional fourth quarter expenses were recorded for accelerating the depreciation of the assets of the four stores. The reduced rent and landlord payment to us for vacating one of the stores was substantially offset by the payment made for the lease buyout of one of the other stores. We also recorded a $4.3 million non-cash charge to decrease the net asset value of selected stores with projected cash flows less than the current net asset value.

•

Expenses relating to our re-evaluation of our product refurbishing practices and the decision to discontinue the majority of future product refurbishment. In addition to increasing costs to refurbish and declining margins on the existing refurbished inventory, we determined that the refurbished product segment reduced sales of new products. Accordingly, we increased the inventory reserve at January 31, 2007 by approximately $9.4 million for the products to be refurbished, existing inventory of refurbished products and write off of parts used in refurbishing. This decision will reduce revenues from sales of refurbished products, but the related expenses of refurbishing and managing these sales will also be reduced.

•	We reviewed our payroll and commission arrangements we had revised earlier in the year related to our retail operations and reverted back to a commission based compensation structure.

For fiscal 2006, our total revenues decreased 21.5% to $525.3 million from $669.0 million in fiscal 2005. This decrease was due primarily to a decrease in the sales of our proprietary designed and Sharper Image branded products, in particular our Ionic Breeze line of air purification products and massage chairs. Also contributing to the decrease in total revenues was a decrease in sales of third-party branded electronic products, primarily the iPod music player and related accessories, and to a lesser extent, general decreases in other product categories. Comparable store sales decreased 22.5% and 25.4% for the three month period and fiscal year ended January 31, 2007, respectively, from the corresponding prior year periods.

Our store operations generated the highest proportion of our sales, representing 59.9% and 60.9% for fiscal 2006 and 2005, respectively. As of January 31, 2007, we operated 187 The Sharper Image stores in 38 states and the District of Columbia. During fiscal 2006, we opened six new stores, closed nine stores, including five due to lease maturity, and remodeled seven stores.

Our catalog and direct marketing operations, including revenue generated directly from catalogs, print advertising, single product mailers and television infomercials, generated 14.4% and 13.1% of our total revenues for fiscal 2006 and 2005, respectively. Our Internet operations generated 16.2% and 16.0% of total revenues, and our wholesale operations generated 6.6% and 7.2% of our total revenues in the fiscal years 2006 and 2005, respectively.

The percentage of our total revenues attributable to our proprietary designed products was approximately 55% for fiscal 2006, decreasing from approximately 67% in fiscal 2005. We are reemphasizing third-party branded and third-party designed products exclusive to the Sharper Image and deemphasizing some of our proprietary designed products which may reduce our gross margins. We anticipate that a substantial amount of our revenues will continue to be generated by our air purification line of products.

In fiscal 2006, net cash used by operating activities was $22.4 million compared to net cash provided by operating activities of $3.4 million in fiscal 2005, resulting in a decline in cash, cash equivalents and short-term investments of $24.8 million at January 31, 2007, compared to a $15.7 million increase at January 31, 2006. As we continue to revise our business strategy, we currently expect negative cash flows from operations during the first three quarters to exceed positive cash flows from operations during our fourth quarter. On May 25, 2007, we amended our revolving secured credit facility with Wells Fargo Retail Finance, LLC, to increase the amount available to $120 million from $85 million, to drop the EBITDA-related financial covenant that applied if our eligible borrowing base fell below $20 million and to increase the amounts that can be borrowed against eligible accounts receivable and inventory. In addition, on May 25, 2007, Wells Fargo executed a letter of commitment to provide us with a term loan in an amount up to $20 million equal to 25% of the appraised value of, and secured by substantially all of, our intellectual property, including trademarks. The commitment letter is subject to negotiation of mutually acceptable pricing and maturity terms and definitive agreements, an acceptable appraisal of the value of our intellectual property and other customary conditions, including that there has been no material adverse change in our business, and we cannot provide any assurance that the term loan will ultimately become available or as to the appraised value of our intellectual property.

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

Revenue recognition. We recognize revenue at the point of sale at our retail stores and at the time of customer receipt for our catalog and direct marketing sales, including the Internet. We recognize revenue for sales to resellers or sales made on a wholesale basis when title passes to the purchaser at the time the products are shipped. Estimated reductions to revenue for customer returns are recorded as a reserve for refunds based on our historical return rates, which are monitored and reviewed for actual returns trends based upon product type and consumer confidence. Revenues are recorded net of sale discounts and other rebates and incentives offered to customers. Deferred revenue represents merchandise certificates, gift cards and reward cards outstanding and unfilled cash orders at the end of the fiscal period. Delivery revenue is recognized at the time of customer receipt. Revenues are presented net of any taxes collected from customers and remitted to government authorities.

We maintain a liability for merchandise certificates, reward cards and gift cards and gift certificates for which we have received consideration. Many of our merchandise certificates, reward cards, gift certificates and gift cards have no expiration date and can be redeemed at any time. Since merchandise certificates, reward cards, gift cards and gift certificates do not expire, we escheat the applicable escheatable portion of those that are unredeemed to the appropriate state authorities. We record breakage for the portion of the unredeemed certificates not required to be escheated on a specific identification basis once we determine that it is remote that the customer will redeem the certificate/card as prescribed by FAS No. 140 – Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities. We have determined that it is remote that a gift card/certificate will be redeemed once it has reached the escheat time period established for each state. This time period generally ranges from 5-7 years. On a quarterly basis, we evaluate our liability account and make adjustments as warranted.

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

Accounts receivable. Counterparties to our accounts receivable include credit card issuers, corporate marketing incentive customers, wholesale customers, installment plan customers, merchandise vendors, and landlords from whom we expect to receive amounts due. An allowance for credit losses is recorded based on estimates of counterparties’ ability to pay. If the financial condition of these counterparties deteriorates, additional allowances may be required.

We do not believe we are exposed to significant risk of bankruptcy of any of our wholesale customers, vendors or landlords. Historically, there have only been a few instances of a wholesale customer, vendor or landlord entering into bankruptcy proceedings and defaulting on payments owed to us; none of these defaults had a material effect on our financial condition or results of operations.

Revenue generated from sales to businesses typically constitutes less than ten percent of our sales. Of the receivables attributable to businesses, the largest individual receivable balances are attributable to large, established public companies. We have experienced minimal write offs of our credit card receivables. We believe that the only event that would result in a significant impact on our historical bad debt expense would be the bankruptcy of a large business customer, which we believe is remote. We believe that a one percent change in the default rate on our receivables would not have a material impact on our financial condition or results of operations.

Impairment of long-lived assets. We review our long-lived assets for impairment when indicators of impairment are present and the undiscounted cash flow estimated to be generated by those assets is less than the asset’s carrying amount. Our policy is to evaluate long-lived assets for impairment at a store level for retail operations and an operating unit level for our other operations. Our retail stores typically take 18 to 36 months to achieve their full profit potential. If actual market conditions are less favorable than management’s projections, future write-offs may be necessary.

Income taxes. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events then known to management that have been recognized in our financial statements or tax returns. In estimating future tax consequences, all expected future events then known to management are considered other than changes in the tax law or rates. If our new business strategy is not successful and we continue to incur negative cash flows from operations, we may need to substantially increase the valuation reserve on our deferred tax assets.

Results of Operations

We have been experiencing declining sales and profitability since approximately the first quarter of fiscal 2005. Fiscal 2006 continued to prove extraordinarily challenging for us, with continued declines in sales and profitability. Our comparable store sales have declined in the past years, 1.1% in fiscal 2004, 16.0% in fiscal 2005 and 25.4% in fiscal 2006. Although we expect our new business strategy will ultimately reverse this trend, we expect many of the benefits will not be achieved until after fiscal 2007. There can be no assurance that our new business strategy will be successful. In recent years, our success has substantially depended on a few products. For example, in fiscal 2006, 2005 and 2004, our air-purification line of products generated 23.4%, 27.7% and 40.0% of our revenues and our massage chair line of products generated 6.3%, 9.1% and 8.8% of our revenues. Because of competitive pressures in these product lines, we anticipate revenues from these product lines to continue to decline.

The following table presents our results of operations as a percentage of total revenues for the periods indicated:

	Fiscal Year Ended January 31,
	2007 (Fiscal 2006)	2006 (Fiscal 2005)	2005 (Fiscal 2004)
Revenues:
Net store sales	59.9%	60.9%	57.2%
Net catalog sales	14.4	13.1	17.2
Net Internet sales	16.2	16.0	15.3
Net wholesale sales	6.6	7.2	7.7
Delivery	2.7	2.7	2.6
List rental and licensing	0.2	0.1	0.0

Total Revenues	100.0	100.0	100.0

Costs and Expenses:
Cost of products	55.7	51.1	45.0
Buying and occupancy	16.7	12.0	9.3
Advertising	16.2	17.0	19.7
General, selling and administrative	30.1	24.1	23.2

Operating income (loss)	(18.7)	(4.2)	2.8
Other income (expense)	(0.1)	(0.1)	(0.1)

Earnings (loss) before income tax expense	(18.8)	(4.3)	2.7
Income tax expense (benefit)	(7.4)	(1.9)	1.2

Net earnings (loss)	(11.4)%	(2.4)%	1.5%

The following tables present the components of our revenues and of our costs and expenses for the periods indicated:
	Fiscal Year Ended January 31,
(Dollars in thousands)	2007 (Fiscal 2006)	2006 (Fiscal 2005)	2005 (Fiscal 2004)
Revenues:
Net store sales	$314,380	$407,098	$434,696
Net catalog and direct marketing sales	75,569	87,945	130,535
Net Internet sales	85,163	107,222	116,297
Net wholesale sales	34,708	47,986	58,437

Total net sales	509,820	650,251	739,965
List rental and licensing	875	723	640
Delivery	14,556	18,019	19,398

Total revenues	$525,251	$668,993	$760,003

	Fiscal Year Ended January 31,
(Dollars in thousands)	2007 (Fiscal 2006)	2006 (Fiscal 2005)	2005 (Fiscal 2004)
Costs and expenses:
Cost of products	$292,717	$342,107	$341,823
Buying and occupancy	87,768	79,875	70,948
Advertising	85,067	113,904	149,958
General, selling and administrative	158,221	161,531	176,088

Total costs and expenses	$623,773	$697,417	$738,817

Year ended January 31, 2007 (fiscal 2006), compared to year ended January 31, 2006 (fiscal 2005))

Revenues. Total revenue and net sales for each of our sales channels decreased significantly in fiscal 2006 compared to fiscal 2005. Approximately $56.5 million of the decrease in total revenue was due to decreased sales of our air purification product line. The decrease in the sale of our air purification line of products resulted from increased competition, decreased product refurbishing, decreased advertising specifically designed for these products, including infomercials and single product mailers, as well as decreased catalog circulation. Approximately $25.5 million of the decrease in total revenue was due to decreased sales of our massage chair product line, including a 49.1% decline in units sold. The decrease in our massage chair product line resulted from increased competition at lower price points for similar products and decreased advertising and decreased catalog circulation. The balance of the decrease in total revenue was due primarily to declining sales across other product categories resulting from decreased advertising, decreased catalog circulation, changes in sales mix, increased promotional activities and new product introductions that proved less popular than those introduced in prior years. Decreases in advertising and catalog circulation affected each of our sales channels and in fiscal 2006 we decreased infomercial advertising expense by $9.0 million, or 25.3%, compared to fiscal 2005, decreased The Sharper Image catalog pages circulated by 28.4% and decreased single product mailers circulated by 47.0%.

Sales of Sharper Image branded products decreased to approximately 55% of total revenues in fiscal 2006 from approximately 67% for fiscal 2005, primarily due to decreased sales of our air purification line of products, massage chairs and other categories of products as well as to an increase in sales of brand name electronics. Returns and allowances for fiscal 2006 were $61.8 million or 10.8% of sales, as compared to $74.2 million or 10.2% for fiscal 2005.

We experienced a 1.4% decrease in store transactions and a 21.2% decrease in average revenue per store transaction in fiscal 2006 compared to fiscal 2005. The general trends in revenues described above were partially offset by increased transactions generated from the opening of six new stores during fiscal 2006. The decrease in the average revenue per transaction is a reflection of the general trends in revenues described above as well as changes in our product mix which included products with much lower price points, such as the “Goodies” and “Best of TV” assortments. Additionally, we engaged in promotional discounts relating to a portion of our new product introductions that proved less popular than those introduced in prior years and to manage down our inventory levels. Average revenue per transaction in a particular channel is calculated by dividing the amount of net sales, exclusive of delivery revenue and sales taxes, per channel by the net number of transactions in that channel.

Comparable store sales for fiscal 2006 decreased 25.4% compared to fiscal 2005. Comparable store sales is not a measure that has been defined under accounting principles generally accepted in the United States of America. We define comparable store sales as sales from stores where selling square feet did not change by more than 15% in the previous 12 months and which have been open for at least 12 months. A store opened on or prior to the 15th of a month is treated as open for the entire month. Stores generally become comparable once they have a full year of comparable sales for the annual calculation. We believe that comparable store sales, which excludes the effect of a change in the number of stores open, provides a more useful measure of the performance of our store sales channel than does the absolute change in aggregate net store sales.

Average net sales per square foot for fiscal 2006 for all stores decreased to $383 from $505 in fiscal 2005. Average net sales per square foot for our comparable store base for fiscal 2005 was $384 as compared to $522 in the same prior year period. Average net sales per square foot are calculated by averaging over all stores the amount of each store’s net sales divided by that store’s total square footage under lease.

We experienced a 4.0% decrease in net catalog and direct marketing transactions, which includes direct sales transactions generated from catalog mailings, single product mailers, print advertising and infomercials, and a 13.0%

decrease in average revenue per transaction. These decreases were due to the general trends in revenues described above, in particular our discontinuation of infomercial advertising of our air purification products in October 2006 and the decrease in catalog circulation.

We experienced a 1.2% decrease in Internet transactions from our www.sharperimage.com website and The Sharper Image and eBay auction websites and a 14.3% decrease in average revenue per transaction. These decreases were due to the general trends in revenues described above. The decreased number of Internet transactions was also due to a 12.8% decrease in Internet advertising which includes paid-for search engine key word placement and revenue share costs incurred for affiliate programs. Our decision to discontinue the majority of product refurbishing, which products were then sold at a discount primarily through the Internet, may adversely affect revenues from Internet transactions in the future.

The decrease in net wholesale sales for fiscal 2006 compared to fiscal 2005 was due primarily to decreasing Sharper Image branded product sales, particularly air purification products.

Cost of Products. The decrease in cost of products in fiscal 2006 compared to fiscal 2005 was due primarily to our decreased sales, offset in part by changes in our merchandise mix and a $5.8 million increase in inventory write off in fiscal 2006 relating to changes in our refurbishment program. The gross margin rate for fiscal 2006 was 44.3% as compared to the fiscal 2005 rate of 48.9%. The decrease in the gross margin rate was a result of a combination of higher unit costs for certain third-party products, increases in promotional and incentive activities and product markdowns. Additionally, declining sales of our air purification line of products had a negative impact on our gross margins as these products generally carry higher margins than our average gross margins. We also focused on managing down our inventory levels in the fourth quarter of 2006 and began aggressive promotional activities on many products, including air purification products and massage chair products.

Our gross margin rate fluctuates with changes in our merchandise mix, primarily Sharper Image branded products, which changes as we make new items available in various categories or introduce new proprietary products. Sales on our auction sites and other selected promotional activities such as free shipping offers negatively impact the gross margin rate. Our gross margins may not be comparable to those of other retailers since some retailers include the costs related to their distribution network in cost of products while we, and other retailers, exclude them from gross margin and include them instead in general, selling and administrative expenses.

Buying and Occupancy. The increase in buying and occupancy costs for fiscal 2006 compared to fiscal 2005 reflects a full year of occupancy costs for the 20 new stores opened in fiscal 2005, the occupancy costs associated with the six new stores opened in fiscal 2006, rent increases for some existing store locations upon lease renewal and a $4.3 million charge taken for the impairment of long-lived assets for underperforming stores, based on our internal review. This review is performed when events or changes in circumstances indicate that the assets could be impaired and that their carrying values may not be recoverable. The increase was partially offset by nine store closures during fiscal 2006 and five store closures during fiscal 2005. Buying and occupancy costs as a percentage of total revenues increased to 16.7% in fiscal 2006 from 12.0% for fiscal 2005 primarily as a result of declining sales. In fiscal 2006, we opened a total of six new stores. We do not intend to have a net increase in stores in the U.S. in fiscal 2007.

Advertising. The decrease in advertising expense for fiscal 2006 compared to fiscal 2005 was attributable primarily to a $9.0 million, or 25.3%, decrease in infomercial advertising expense, a $4.7 million, or 43.5%, decrease in solo mailer advertising and a $11.4 million, or 25.1%, decrease in catalog advertising. Also contributing to the decrease in advertising was a 28.4% decrease in the number of The Sharper Image catalog pages circulated and a 47.0% decrease in the number of solo mailers circulated. Although we believe these initiatives contributed to the decline in sales in the stores, catalog and direct marketing and Internet channels, declining sales overall dictated that we reduce advertising spending in fiscal 2006 from the already reduced levels in fiscal 2005.

General, Selling and Administrative. The decrease in general, selling and administrative (“GS&A”) for fiscal 2006 compared to fiscal 2005 was primarily attributable to decreased variable expenses due to decreased net sales. The lower sales reduced payroll expenses by $9.1 million from the elimination of the store commission and reduced corporate office personnel. Other variable expenses, such as supplies and credit card fees, decreased $5.0 million in 2006 compared to 2005. The decrease in general, selling and administrative was partially offset by the following expenses incurred in fiscal 2006: $5.2 million in severance payments, $3.0 million of legal and accounting expenses in connection with our review of our historical option grant practices and associated restatement of financial results, $1.8 million in management support and consulting services, and $1.9 million of legal expenses related to settlement of our class action lawsuits alleging that the Ionic Breeze does not perform as claimed. Costs associated with the merchandise certificates to be issued in connection with the settlement of the Ionic Breeze class action lawsuits were not accrued in fiscal 2006, but will be expensed as the merchandise certificates are redeemed in fiscal 2007.

Other Income (Expense). The decrease in other income for fiscal 2006 compared to fiscal 2005 is due primarily to lower interest income earned, more interest paid due to increased borrowings in fiscal 2006 and higher interest rates.

Income Taxes. Our effective tax rate was 39.3% for fiscal 2006 and 44.1% for fiscal 2005. The decrease in tax benefit was due to the recording of tax benefits from research and development credits for fiscal 2001 to 2003 which were accepted by the IRS during the audit of these years in fiscal 2005. We did not have any research and development credits in fiscal 2006.

Year ended January 31, 2006 (fiscal 2005), compared to year ended January 31, 2005 (fiscal 2004).

Revenues. The decrease in total revenues for fiscal 2005 compared to fiscal 2004 was attributable to decreases of $42.6 million in catalog and direct marketing sales, $27.6 million from store sales, $10.5 million in wholesale sales and $9.1 million from Internet sales. The decrease in total revenues for fiscal 2005 compared to fiscal 2004 was due primarily to an approximately $126 million decrease in net revenue from our air purification and our massage chair lines of products and decreased advertising spending, which generally affects sales in all selling channels, offset in part by an approximately $35 million increase in net revenues, largely driven by sales of new products and branded electronics. The decrease in the sale of our air purification products resulted from negative media coverage, increased competition and decreased advertising specifically designed for these products. The decrease in our massage chair product line resulted from increased competition at lower price points for similar products.

Sales of Sharper Image branded products decreased to approximately 67% of total revenues in fiscal 2005 from approximately 74% for fiscal 2004. The decrease in the percentage of revenues attributable to Sharper Image branded products was due to decreased sales of our air purification line of products and Sharper Image branded massage chairs during the year as well as an increase in sales of brand name electronics. Returns and allowances for fiscal 2005 were $74.2 million, or 10.2% of sales, as compared to $80.5 million, or 9.8% for fiscal 2004. We believe that the increase in returns and allowances for fiscal 2005 as compared to fiscal 2004 is due primarily to negative media coverage surrounding our air purification line of products and higher return rates on Sharper Image branded electronic and toy products.

The decrease in net store sales for fiscal 2005 compared to fiscal 2004 was due primarily to a decrease of 16.0% in comparable store sales, a 7.5% decrease in the average revenue per transaction, and to promotional discounts relating to a portion of our new product introductions that proved less popular than those introduced in prior years. The decreases in comparable store sales and in average revenue per transaction were primarily attributable to decreases in sales of the air purification and massage chair product lines, and decreases in multimedia advertising, including infomercial advertising highlighting Sharper Image branded products, particularly air purification products that sell at relatively higher price points. The decrease in net store sales was partially offset by the opening of 15 new stores, net, during fiscal 2005, resulting in a 3.4% increase in total store transactions for fiscal 2005. Average net sales per square foot for fiscal 2005 for all stores decreased to $505 from $618 in fiscal 2004. Average net sales per square foot for our comparable store base for fiscal 2005 was $522 as compared to $665 in the same prior year period. Average net sales per square foot are calculated by averaging over all stores the amount of each store’s net sales divided by that store’s total square footage under lease. Average revenue per transaction is calculated by dividing the amount of gross sales, exclusive of delivery revenue and sales taxes, per channel by the gross number of transactions in that channel.

The 16.0% decrease in comparable store sales for fiscal 2005 compared to fiscal 2004 was due to decreases in the sale of our air purification and our massage chair lines and difficult comparisons to high store volumes generated after several years of strong sales results. Comparable store sales is not a measure that has been defined under accounting principles generally accepted in the United States of America.

The decrease for fiscal 2005 compared to fiscal 2004 in net catalog and direct marketing sales, which includes direct sales generated from catalog mailings, single product mailers, print advertising and infomercials, was due primarily to a decrease in sales of our air purification and massage chair line of products, a decrease of $14.5 million or 28.9% in infomercial advertising expense, a 21.5% decrease in The Sharper Image catalog pages circulated, and a 35.2% decrease in single product mailers circulated. The decrease in net catalog and direct marketing sales for fiscal 2005 reflects a 5.9% decrease in average revenue per transaction, and a 21.3% decrease in transactions compared to fiscal 2004.

The decrease in net Internet sales from our www.sharperimage.com website and The Sharper Image and eBay auction websites for fiscal 2005 compared to fiscal 2004 was due primarily to an 8.6% decrease in Internet transactions and a 0.5% decrease in average revenue per transaction partially attributable to lower sales of higher-priced products such as our air purification and massage chair line and a 1.6% decrease in Internet advertising which includes paid-for search engine key word placement and revenue share costs incurred for affiliate programs.

The decrease in net wholesale sales for fiscal 2005 compared to fiscal 2004 was due primarily to decreasing Sharper Image branded product sales, particularly of air purification products, to our existing wholesale customer base, and to test programs with new wholesale customers.

Cost of Products. The increase in cost of products for fiscal 2005 compared to fiscal 2004 was due primarily to changes in our merchandise mix, offset in substantial part by declining sales. The gross margin rate for fiscal 2005 was 48.9% as compared to the fiscal 2004 rate of 55.0%. The decrease in the gross margin rate was a result of a combination of higher unit costs for certain third-party products, primarily branded MP3 players, increases in promotional and incentive activities and product markdowns. Additionally, declining sales of our air purification line of products had a negative impact on our gross margins as these products generally carry higher than our average gross margins. We also focused on managing down our inventory levels in the fourth quarter of 2005 and began aggressive promotional activities on many products, including air purification products and massage chair products.

Our gross margin rate fluctuates with changes in our merchandise mix, primarily Sharper Image branded products, which changes as we make new items available in various categories or introduce new proprietary products. The variation in merchandise mix from category to category from year to year is characteristic of sales results being driven by individual products rather than by general product lines. Additionally, the auction sites and other selected promotional activities such as free shipping offers negatively impact the gross margin rate. Our gross margins may not be comparable to those of other retailers since some retailers include the costs related to their distribution network in cost of products while we, and other retailers, exclude them from gross margin and include them instead in general, selling and administrative expenses. We cannot accurately predict future gross margin rates.

Buying and Occupancy. The increase in buying and occupancy costs for fiscal 2005 compared to fiscal 2004 reflect a full year of occupancy costs for the 28 new stores opened in fiscal 2004, the occupancy costs associated with the 20 new stores opened in fiscal 2005 and rent increases for some existing store locations upon lease renewal, partially offset by five store closures during fiscal 2005. Buying and occupancy expenses as a percentage of revenues increased to 12.0% in 2005, compared to 9.3% in 2004 primarily as a result of the increase in the number of stores and our declining sales.

Advertising. The decrease in advertising expenses for fiscal 2005 compared to fiscal 2004 was due primarily to a decrease of $14.5 million, or 28.9%, in infomercial advertising expense, a 30.4% decrease in magazine and print advertising and a 35.9% decrease in radio advertising. Also contributing to the decrease in advertising was a 21.5% decrease in the number of The Sharper Image catalog pages circulated and a 35.2% decrease in the number of solo mailers circulated. Although we believe these initiatives contributed to the decline in sales in the stores, catalog and direct marketing and Internet channels, declining sales overall dictated that we reduce advertising spending in 2005.

General, Selling and Administrative. The decrease in GS&A expenses for fiscal 2005 compared to fiscal 2004 was due to a $2.8 million decrease in stock-based compensation in fiscal 2005 when compared to fiscal 2004 and an $11.7 million decrease in non-stock-based compensation expense. The decrease in non-stock-based compensation GS&A expense was due primarily to an $11 million decrease in variable expenses due to lower net sales. Also contributing were decreases of $2.8 million for distribution center shipping costs incurred for product delivery to our retail store locations and for airfreight costs due to the 2004 West Coast port slowdown that were not incurred in the current year and $0.2 million for professional fees, including legal and accounting fees resulting from Sarbanes-Oxley compliance. These decreases were partially offset by an increase of $2.0 million for depreciation and amortization expense.

GS&A expenses, as a percentage of revenues, increased to 24.1% in 2005, compared to 23.2% in 2004. Excluding stock-based compensation expense, GS&A expenses for fiscal 2005 as a percentage of total revenues increased to 23.9%, as compared to 22.6% for fiscal 2004, primarily due to declining sales partially offset by cost savings described above. To address the challenges of lower sales in fiscal 2005 during the second half of fiscal 2005, we acted vigorously to reduce our expense structure, notably in store and corporate payroll, advertising spending and other general and administrative expenses.

Other Income (Expense). The decrease in other expense, net for fiscal 2005 compared to fiscal 2004 is primarily due to higher interest income earned in fiscal 2005 due to higher interest rates, partially offset by lower average investment balances in fiscal 2005 compared to 2004 offset in part by higher interest expense incurred on our revolving line of credit as borrowings for the holiday season were significantly higher in 2005.

Income Taxes. The effective tax rate was 44.1% for fiscal 2005 and 43.2% for fiscal 2004. The higher tax benefit rate in fiscal 2005 is primarily the result of a federal research and development tax credit accepted by the IRS and recorded in fiscal 2005. The effective tax rate for 2004 was adversely affected by $0.7 million of compensation that was not deductible for income tax purposes.

Liquidity And Capital Resources

We met our short-term liquidity needs and our capital requirements during fiscal 2006 with borrowings from our line of credit, trade credits and existing cash balances.

Net cash used by operating activities was $22.4 million for fiscal 2006, representing a $25.8 million decrease as compared to $3.4 million net cash provided by operations for fiscal 2005. This decline was mainly due to a decrease in operating income and also due to a decrease in accounts payable and increase in prepaid expenses, partially offset by reductions in inventory and accounts receivable balances.

Net cash used by investing activities totaled $4.4 million for fiscal 2006, which was primarily due to $14.8 million for purchases of property and equipment relating to the opening of six new stores and the remodeling of seven additional stores, offset in part by the net proceeds from the sale and purchase of short-term investments.

Net cash provided by financing activities totaled $2.0 million during fiscal 2006, which was primarily the result of borrowing of $2.0 million against the cash value of company-owned life insurance policies in the deferred compensation plan which was used to pay deferred compensation withdrawals by employees.

Our cash, cash equivalents and short-term investments declined to $18.0 million at January 31, 2007 compared to $53.2 million at January 31, 2006. As we continue to revise our business strategy, we currently expect negative cash flows from operations during the first three quarters to exceed the positive cash flows from operations expected during our fourth quarter.

On May 25, 2007, we amended our revolving secured credit facility with Wells Fargo Retail Finance, LLC, to increase the amount available to $120 million from $85 million, to eliminate the EBITDA-related financial covenant that applied if our eligible borrowing base fell below $20 million and to increase the amounts that can be borrowed against eligible accounts receivable and inventory. The amended facility expires on May 25, 2012. The amended credit facility allows borrowings and letters of credit up to a maximum of $120 million, with $85 million available from January through July, $100 million available in August and September and $120 million available from October through December. Borrowings outstanding under the credit facility bear interest, at our option, at the adjusted LIBOR rate plus a margin ranging from 1.50% to 2.00% or at Wells Fargo’s prime rate plus a margin ranging from zero to 0.25% depending on the amount outstanding. Borrowings under the credit facility are secured by substantially all of our assets, including our inventory and accounts receivable. In addition, on May 25, 2007, Wells Fargo executed a letter of commitment to provide us with a term loan in an amount up to $20 million equal to 25% of the appraised value of, and secured by substantially all of, our intellectual property, including trademarks. The commitment letter is subject to negotiation of mutually acceptable pricing and maturity terms and definitive agreements, an acceptable appraisal of the value of our intellectual property and other customary conditions, including that there has been no material adverse change in our business. We cannot provide any assurance that the term loan will ultimately become available or as to the appraised value of our intellectual property.

The credit facility contains limitations on incurring additional indebtedness, making additional investments and permitting a change of control. As of January 31, 2007, letter of credit commitments outstanding under the credit facility were $6.7 million.

Although we believe that cash flow generated from operations and amounts available under our credit facility (without giving effect to the proposed term loan) will be sufficient to fund our operations for at least the next twelve months, if we continue to incur substantial losses, we may require additional debt financing or require equity financing to fund our operating requirements in the future. If we require additional funding to meet our cash flow needs, we may be required to seek to obtain such funding through, among other things, additional loans or the issuance of debt or equity securities. However, additional funding may not be available to us on acceptable terms, or at all.

Stock-Based Compensation

On February 1, 2006, we adopted SFAS No. 123R, “Share-Based Payments,” which required measurement and recording of compensation expense in the financial statements for all employee stock-based compensation awards using a fair value method. Stock options are valued using the Black-Scholes valuation model. Significant factors affecting the fair value of option awards include the estimated future volatility of our stock price and the estimated expected term until the option award is exercised. The fair value of the award is amortized over the expected service period. Prior to fiscal 2006, we accounted for stock-based compensation arrangements using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no compensation expense was recognized prior to fiscal 2006 for option awards with an exercise price equal to the fair value on the date of grant. See Note F to our Financial Statements.

Commercial Commitments

The table below presents significant commercial credit facilities and their associated expiration dates as of January 31, 2007.

Maximum Commercial Commitments – Dollars in millions	Less than 1 Year	1-4 Years	Total Amount Committed
Revolving Credit Facility	$85.0	$0.0	$85.0

Total Commercial Commitment	$85.0	$0.0	$85.0

Contractual Obligations

The following table below presents significant contractual obligations at January 31, 2007.

Contractual Obligations – Dollars in millions	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Revolving Credit Facility Letters of Credit	$6.7	—	—	—	$6.7
Borrowings on Deferred Compensation Plan	—	—	—	$2.0	2.0
Operating Leases(1)	39.3	$74.2	$65.2	79.6	258.3
Purchase Obligations(2)	37.5	—	—	—	37.5

Total Contractual Cash Obligations	$83.5	$74.2	$65.2	$81.6	$304.5

(1)	Our operating leases are described in Note E of the Notes to the Financial Statements.
(2)	As of January 31, 2007, we had $37.5 million of outstanding purchase orders, which were primarily related to orders for general merchandise inventories. Such purchase orders are generally cancelable at our discretion until the order has been shipped. The table above excludes certain immaterial executory contracts for goods and services that tend to be recurring in nature and similar in amount year after year.

For fiscal 2007, we do not intend to have a net increase in stores in the U.S. and we plan to continue enhancement of our information technology systems at a substantially higher pace than in previous years. We believe that our total capital expenditures for fiscal 2007 will be approximately $8.8 million.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which replaces SFAS No. 123, supersedes Accounting Principles Board (APB) No. 25 and related interpretations and amends SFAS No. 95, “Statement of Cash Flows.” The provisions of SFAS No. 123R are similar to those of SFAS No. 123; however, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statement as compensation cost based on their fair value on the date of the grant. The fair value of the share-based awards will be determined using an option-pricing model on the grant date. We adopted SFAS No. 123R in the first quarter of fiscal 2006. Due to the accelerated vesting of certain stock options in fiscal 2005 and fiscal 2004, the adoption of SFAS No. 123R did not have a material impact on our financial statements upon adoption in the first quarter of 2006, although the future impact of the adoption of SFAS No. 123R is dependent upon the future issuance of stock option grants that will be determined by our Compensation Committee.

In March 2005, the FASB issued FASB Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” This Interpretation clarifies that the term conditional asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The adoption of FIN 47 in the fourth quarter of fiscal 2005 did not have a material effect on our financial statements.

In June 2006, the FASB ratified the consensuses reached by the Emerging Issues Task Force (“EITF”) in Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income

Statement (That is, Gross Versus Net Presentation).” Issue No. 06-3 requires disclosure of an entity’s accounting policy regarding the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer including sales, use, value added and some excise taxes. We present such taxes on a net basis (excluded from net sales). We do not expect the adoption of Issue No. 06-3, which is effective for interim and annual reporting periods beginning after December 15, 2006, to have a material effect on our financial position, cash flows or results of operations.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. We will adopt the provisions of FIN 48 beginning in the first quarter of fiscal 2007. Upon adoption, the cumulative effect of the change in accounting principle will be recorded as an adjustment to beginning retained earnings. We are currently in the process of determining the effect the adoption of FIN 48 will have on our financial statements.

In September 2006, the FASB issued FAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. FAS 157 is effective for fiscal 2008. We are currently in the process of assessing the impact the adoption of FAS 157 will have on our financial position, cash flows or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects on each of our balance sheets and statement of operations and the related financial statement disclosures. The implementation of SAB 108 did not have a material effect on our results of operations or financial position.

In February 2007, the FASB issued, FAS 159 – The Fair Value Option for Financial Assets and Financial Liabilities, this FAS is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. We do not anticipate the adoption of FAS 159 to have any material impact on our financial position.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which includes changes in interest rates and, to a lesser extent, foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes.

The interest payable on our credit facility is based on variable interest rates and therefore is affected by changes in market interest rates. If interest rates on the average balance of our variable rate debt increased 0.8% (10% from the bank’s reference rate as of January 31, 2007), our results from operations and cash flows would not have been materially affected. In addition, we have fixed and variable income investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates. We do not use derivative financial instruments in our investment portfolio.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sharper Image Corporation:

We have audited the accompanying balance sheets of Sharper Image Corporation (the “Company”), as of January 31, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 31, 2007. Our audits also included the financial statement schedule listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements presents fairly, in all material respects, the financial position of Sharper Image Corporation as of January 31, 2007 and 2006 and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note A to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment,” on February 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 31, 2007 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 31, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
May 31, 2007

SHARPER IMAGE CORPORATION

BALANCE SHEETS

(Dollars in thousands, except per share amounts)	January 31, 2007	January 31, 2006
Assets
Current assets:
Cash and equivalents	$18,014	$42,808
Short-term investments	—	10,350
Accounts receivable, net of allowance for doubtful accounts of $1,377 and $1,098	13,076	17,347
Merchandise inventories	76,772	104,298
Deferred income taxes	16,720	15,809
Prepaid income taxes	2,314	7,828
Prepaid expenses and other	5,186	9,685

Total current assets	132,082	208,125
Property and equipment, net	86,140	106,828
Deferred tax assets	35,339	829
Deferred catalog costs and other assets	10,433	10,619

Total assets	$263,994	$326,401

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$35,711	$38,436
Accrued expenses	20,152	16,173
Accrued compensation	5,014	4,705
Reserve for refunds	17,877	17,270
Revolving loan	—	237
Deferred revenue	31,997	35,814

Total current liabilities	110,751	112,635
Deferred taxes and other liabilities	28,046	31,721
Long term borrowings	2,031	—
Commitments and contingencies	—	—

Total liabilities	140,828	144,356

Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized, 3,000,000 shares: Issued and outstanding, none	—	—
Common stock, $0.01 par value:
Authorized, 50,000,000 shares: Issued and outstanding 14,973,397 and 14,948,730 shares	150	149
Additional paid-in capital	114,839	113,825
Retained earnings	8,177	68,071

Total stockholders’ equity	123,166	182,045

Total liabilities and stockholders’ equity	$263,994	$326,401

See Notes to Financial Statements.

SHARPER IMAGE CORPORATION

STATEMENTS OF OPERATIONS

	Fiscal Year Ended January 31,
(Dollars in thousands, except per share amounts)	2007 (Fiscal 2006)	2006 (Fiscal 2005)	2005 (Fiscal 2004)
Revenues:
Net sales	$509,820	$650,251	$739,965
Delivery	14,556	18,019	19,398
List rental and licensing	875	723	640

	525,251	668,993	760,003

Costs and expenses:
Cost of products	292,717	342,107	341,823
Buying and occupancy	87,768	79,875	70,948
Advertising	85,067	113,904	149,958
General, selling and administrative	158,221	161,531	176,088

	623,773	697,417	738,817

Other income (expense):
Interest income	1,305	1,160	1,005
Interest expense	(856)	(745)	(367)
Other expense	(609)	(873)	(1,491)

	(160)	(458)	(853)

Earnings (loss) before income taxes	(98,682)	(28,882)	20,333
Income tax expense (benefit)	(38,788)	(12,746)	8,778

Net earnings (loss)	$(59,894)	$(16,136)	$11,555

Earnings (loss) per common equivalent share:
Basic	$(4.00)	$(1.07)	$0.74

Diluted	$(4.00)	$(1.07)	$0.71

Weighted average shares used in the computation of earnings per common equivalent share:
Basic	14,965,279	15,066,843	15,634,355
Diluted	14,965,279	15,066,843	16,227,719

See Notes to Financial Statements.

SHARPER IMAGE CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)	Common Stock		Additional Paid-in Capital	Treasury Shares		Retained Earnings	Total
	Shares	Amount		Shares	Amount
Balance at January 31, 2004	15,322,635	$153	$105,720	—	$—	$80,052	$185,925
Issuance of common stock for stock options exercised (including income tax benefit of $2,815)	414,625	4	6,973				6,977
Stock-based compensation			4,497				4,497
Treasury stock purchased				(100,000)	(1,780)		(1,780)
Net earnings						11,555	11,555

Balance at January 31, 2005	15,737,260	157	117,190	(100,000)	(1,780)	91,607	207,174
Issuance of common stock for stock options exercise	21,470		140				140
Stock-based compensation			1,509				1,509
Treasury stock purchased				(710,000)	(10,642)		(10,642)
Treasury stock retired	(810,000)	(8)	(5,014)	810,000	12,422	(7,400)	—
Net loss						(16,136)	(16,136)

Balance at January 31, 2006	14,948,730	149	113,825	—	—	68,071	182,045
Issuance of common stock for stock options exercised	24,667	1	108				109
Stock-based compensation			906				906
Net loss						(59,894)	(59,894)

Balance at January 31, 2007	14,973,397	$150	$114,839	—	$—	$8,177	$123,166

See Notes to Financial Statements.

SHARPER IMAGE CORPORATION

STATEMENTS OF CASH FLOWS

	Fiscal Year Ended January 31,
(Dollars in thousands)	2007 (Fiscal 2006)	2006 (Fiscal 2005)	2005 (Fiscal 2004)
Cash provided by (used for) operating activities:
Net earnings (loss)	$(59,894)	$(16,136)	$11,555
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	27,591	27,109	21,056
Asset impairment	4,327	—	—
Tax benefit from stock option exercises	—	—	2,815
Deferred rent expenses and landlord allowances	1,898	(1,619)	119
Stock-based compensation	906	1,509	4,497
Deferred income taxes	(37,583)	(7,485)	4,903
Loss on disposal of equipment	999	1,924	1,437
Change in operating assets and liabilities:
Accounts receivable	4,271	8,291	(4,580)
Merchandise inventories	27,526	19,740	(14,614)
Prepaid catalog costs, prepaid expenses and other	9,958	(12,045)	(2,905)
Accounts payable, reserve for refunds and accrued expenses	4,854	(29,925)	20,698
Deferred revenue, taxes payable and other liabilities	(7,228)	12,020	12,788

Cash (used for) provided by operating activities	(22,375)	3,383	57,769

Cash provided by (used for) investing activities:
Property and equipment expenditures	(14,802)	(34,124)	(49,573)
Proceeds from sale of assets	26	—	—
Purchases of short-term investments	—	(37,250)	(191,600)
Sales of short-term investments	10,350	93,800	173,300

Cash provided by (used for) investing activities	(4,426)	22,426	(67,873)

Cash provided by (used for) financing activities:
Proceeds from issuance of common stock upon exercise of stock options	213	255	4,162
Repurchase of common stock	—	(10,642)	(1,780)
Proceeds from revolving credit facility	72,793	36,837	—
Principal payments on notes payable and revolving credit facility	(73,030)	(36,600)	—
Proceeds from long-term borrowings	2,031	—	—

Cash provided by (used for) financing activities	2,007	(10,150)	2,382

Net increase (decrease) in cash and equivalents	(24,794)	15,659	(7,722)
Cash and equivalents at beginning of period	42,808	27,149	34,871

Cash and equivalents at end of period	$18,014	$42,808	$27,149

Supplemental disclosure of cash paid for:
Interest	$621	$417	$192
Income taxes	$1,072	$6,749	$7,876

See Notes to Financial Statements.

SHARPER IMAGE CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note A—Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

Sharper Image Corporation (referred to as the “Company,” “The Sharper Image,” and “Sharper Image”) is a multi-channel specialty retailer. Its mission is to project an image of quality, excitement and innovation. The Company’s three principal selling channels include 187 Sharper Image specialty stores throughout the United States, the Sharper Image catalog and the Internet through its primary website, www.sharperimage.com. The Company also has business-to-business sales teams for marketing its exclusive and proprietary products for corporate incentive and reward programs and wholesale to select U.S. and international retailers. In addition, through its Brand Licensing Division, the Company is licensing the Sharper Image brand to select third parties to allow them to sell Sharper Image branded products in other channels of distribution. The fiscal years ended January 31, 2007, 2006 and 2005 represent fiscal 2006, 2005 and 2004, respectively.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant accounting judgments and estimates include depreciable lives of long-lived assets, long-lived asset impairment, inventory valuation, reserve for refunds and the deferred tax asset valuation allowance.

Revenue Recognition

The Company recognizes revenue at the point of sale at its retail stores and at the time of customer receipt for its catalog and direct marketing sales, including the Internet. The Company recognizes revenue for sales to resellers or sales made on a wholesale basis when title passes to the purchaser at the time the products are shipped. Estimated reductions to revenue for customer returns are based upon historical return rates. Revenues are recorded net of sale discounts and other rebates and incentives offered to customers. Deferred revenue represents merchandise certificates, gift cards and reward cards as outstanding and unfilled cash orders at the end of the fiscal period. Delivery revenue is recognized at the time of delivery to customers. The Company establishes a reserve for refunds for possible returns of merchandise; this is monitored and reviewed for actual returns trends based upon product type and consumer confidence. Revenues are presented net of any taxes collected from customers and remitted to governmental authorities.

The Company maintains a liability for merchandise certificates, reward cards and gift cards and gift certificates for which the Company has received consideration. The Company’s merchandise certificates, reward cards, gift certificates and gift cards have no expiration date and can be redeemed at any time. Since merchandise certificates, reward cards, gift cards and gift certificates do not expire, the Company escheats the applicable escheatable portion of those that are unredeemed to the appropriate state authorities. The Company records breakage for the portion of the unredeemed certificates not required to be escheated on a specific identification basis once the Company has determined it is remote that the customer will redeem the certificate/card as prescribed by FAS No. 140 - Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities. The Company has determined that it is remote that a gift card/certificate will be redeemed once it has reached the escheat time period established for each state. This time period generally ranges from 5-7 years. On a quarterly basis, the Company evaluates its liability account and adjustments are made accordingly. The revenue recognized due to breakage during fiscal 2006 was $3.1 million.

Cost of Products

Cost of products includes total cost of products sold, inventory shrink, letter of credit fees, inventory write-downs, inbound freight costs, costs to refurbish products for resale, inspection costs, cost of customer accommodations and promotions and costs to deliver product to customers.

Buying and Occupancy

Buying and occupancy includes salaries for merchandise buyers, occupancy costs for all store locations and distribution facilities including rent, utilities, real estate taxes, common area maintenance, repairs and maintenance, depreciation and asset impairment write down on leasehold improvements and fixtures, janitorial services and waste removal.

General, Selling and Administrative

General, selling and administrative (“GS&A”) includes all costs related to sales associates and corporate personnel, including payroll and benefits; store supplies and signs; third party fees including credit card fees, telemarketing expenses, Internet hosting charges, check guarantee fees and professional fees; telephone charges for the corporate office as well as toll-free phone numbers for catalog and other direct marketing orders; freight charges related to delivery of product from distribution centers to stores and between distribution centers (freight out); purchasing, receiving and other warehouse costs; corporate insurance; depreciation on corporate assets such as computers and distribution center facilities; and bad debt expense. Distribution center costs, which include personnel, payroll and benefits, supplies, freight out and professional fees included in GS&A were $24.0 million, $24.5 million and $29.1 million for fiscal 2006, 2005 and 2004, respectively. Of the distribution costs incurred above, freight out was $11.7 million, $12.7 million and $15.5 million for fiscal 2006, 2005, and 2004, respectively.

Start-up Activities

All start-up and pre-opening costs, which include supplies, payroll, benefits, store signs, rent and utilities, are expensed as incurred.

Other Expense

Other expense includes the net loss related to the disposal of fixed assets. Net loss on disposal of assets totaled $1.0 million, $1.9 million and $1.5 million in fiscal 2006, 2005 and 2004.

The Company disposes of miscellaneous assets each year; these disposals are primarily related to remodeling/relocation of a store or store closure. Those with a net remaining book value are written off; the remaining net value occurs when the assets are purchased late in the store lease term and are anticipated to be transferred to another store, and are depreciated over the useful life of the asset, but are discarded based upon a revised decision. Write-off of tooling, dies and associated other costs related to the Company’s proprietary products is recognized as loss on disposal. The Company reviews the estimated useful life of the products associated with these costs on a quarterly basis. The Company also periodically reviews the asset listing to update expected useful lives of the assets. If the asset no longer exists or is non-functional, the net book value of the asset is written off at that time.

Deferred Catalog and Advertising Costs

Direct costs incurred for the production and distribution of catalogs are capitalized and then amortized, once the catalog is mailed, over the expected sales period, which does not exceed three months. Advertising costs reported as assets include $1.6 million and $3.6 million in deferred catalog as of January 31, 2007 and 2006, respectively. Catalog and single product mailer expenses incurred were $32.5 million, $42.0 million, and $50.8 million for fiscal 2006, 2005 and 2004, respectively. Other advertising costs are expensed as incurred and amounted to $52.6 million, $71.9 million and $99.2 million for fiscal 2006, 2005 and 2004, respectively.

Fair Value of Financial Instruments

The carrying values of cash, short-term investments, accounts receivable, accounts payable and long-term debt approximate their estimated fair values.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the various assets, which range from three to 10 years for office furniture and equipment and transportation equipment, and 40 years for buildings. Leasehold improvements are amortized using the straight-line method over the lesser of their estimated useful lives or the term of the applicable leases, which generally range from 3 years to 12 years.

The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts with any resulting gain or loss included in net earnings. Maintenance and repairs are charged to expenses as incurred.

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

Other Long-Term Assets

The Company designs and produces its own proprietary products for sale. External costs incurred for tooling, dies, patents and trademarks are capitalized and amortized over the estimated life of these products, which is generally two years. At January 31, 2007, and 2006, capitalized costs included in other long-term assets, net of related amortization, were at $1.4 million and $4.0 million, respectively.

Impairment of Long-Lived Assets

In accordance with SFAS 144, the Company reviews the carrying value of long-lived assets for potential impairment. This review is performed when events or changes in circumstances indicate that the assets could be impaired and that their carrying values may not be recoverable. Such events include, but are not limited to, decisions to close a store, headquarter facility or distribution center, or a significant decrease in the operating performance of the long-lived asset. For those assets that are identified as potentially being impaired, if the undiscounted future cash flows from such assets are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the asset’s fair value. The fair value of the assets is estimated using the discounted future cash flows of the assets.

The Company estimates future cash flows based on store-level historical results, current trends and operating and cash flow projections. These estimates are subject to uncertainty and may be affected by a number of factors outside of our control, including general economic conditions, the competitive environment and regulatory changes. If actual results differ from the Company’s estimates of future cash flows, it may record significant additional impairment charges in the future.

For fiscal 2006 the Company recorded a $4.3 million non-cash charge for the impairment of long-lived assets for underperforming stores. No impairment charge was recorded in fiscal 2005 and 2004.

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

Deferred Tax Asset and Valuation Allowance

Under FAS 109, Accounting for Income Taxes, a net deferred tax asset can only be carried on the balance sheet at its full value if it is more likely than not, that the deductions, losses, or credits giving rise to such deferred tax asset would be used in the future. If the more likely than not test is not met, then a valuation allowance is required to be recorded against the net deferred tax asset. A valuation allowance creates a charge in the income tax expense/benefit in the income statement and reduction of net deferred tax assets on the balance sheet for the period that it is recorded.

Due to losses in recent years, the Company examined the value of its deferred tax assets and deemed it appropriate to record a valuation allowance against certain of the state tax assets because of the short periods for carry backs and forward period. The valuation allowance reduced the deferred tax assets by $522,000.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses represent amounts owed to third parties at the end of each period presented.

Reserve for Refunds

Customers may return purchased items for an exchange or refund. The Company records a reserve for estimated product returns, net of cost of goods sold, based on historical return trends together with current product sales performance. If actual returns, net of cost of goods sold, are different from those projected by management, the estimated sales returns reserve will be adjusted accordingly.

Deferred Rent

Rental expense is recorded on a straight-line basis starting on the possession date. The difference between the average rental amount charged to expense and the amount payable under the lease is recorded as deferred rent. At January 31, 2007, and 2006, the balance of deferred rent was $11.2 million and $10.8 million, respectively, and is included in long-term liabilities on the accompanying balance sheets.

Stock-Based Compensation

The Company has one stock-based employee compensation plan, as described in Note F. On February 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payments,” which required measurement and recording of compensation expense in the financial statements for all employee stock-based compensation awards using a fair value method. Stock options are valued using the Black-Scholes valuation model. Significant factors affecting the fair value of option awards include the estimated future volatility of our stock price and the estimated expected term until the option award is exercised. The fair value of the award is amortized over the expected service period. Total stock-based compensation expense was $906,000 ($563,000 net of tax, or $0.04 per basic and diluted share) in fiscal 2006 and is recorded as a component of general, selling and administrative expenses.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, supersedes Accounting Principles Board (APB) No. 25 and related interpretations and amends SFAS No. 95, “Statement of Cash Flows.” The provisions of SFAS No. 123R are similar to those of SFAS No. 123; however, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statement as compensation cost based on their fair value on the date of the grant. The fair value of the share-based awards will be determined using an option-pricing model on the grant date. The Company adopted SFAS No. 123R in the first quarter of fiscal 2006. Due to the accelerated vesting of certain stock options in fiscal 2005 and fiscal 2004, the adoption of SFAS No. 123R in the first quarter of 2006 did not have a material impact on the Company’s financial statements, although the future impact of the adoption of SFAS No. 123R is dependent upon the future issuance of stock option grants that will be determined by the Company’s Compensation Committee.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

Comprehensive Income

Comprehensive income consists of net earnings or loss for the current period and other comprehensive income (certain income, expenses, gains and losses that currently bypass the income statement are reported directly as a separate component of equity). Comprehensive income does not differ from the net earnings or losses for the Company for the years ended January 31, 2007, 2006 and 2005.

New Accounting Standards

In June 2006, the FASB ratified the consensuses reached by the Emerging Issues Task Force (“EITF”) in Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross Versus Net Presentation).” Issue No. 06-3 requires disclosure of an entity’s accounting policy regarding the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer including sales, use, value added and some excise taxes. The Company presents such taxes on a net basis (excluded from net sales). The Company does not expect the adoption of Issue No. 06-3, which is effective for interim and annual reporting periods beginning after December 15, 2006, to have a material effect on its financial position, cash flows or results of operations.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—as interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. The Company will adopt the provisions of FIN 48 beginning in the first quarter of fiscal 2007. Upon adoption, the cumulative effect of the change in accounting principle will be recorded as an adjustment to beginning retained earnings. The Company is currently in the process of determining the effect the adoption of FIN 48 will have on its financial statements.

In September 2006, the FASB issued FAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. FAS 157 is effective for fiscal 2008. The Company is currently in the process of assessing the impact the adoption of FAS 157 will have on its financial position, cash flows or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects on each of our balance sheets and statement of operations and the related financial statement disclosures. The implementation of SAB 108 did not have a material effect on the Company’s results of operations or financial position.

In February 2007, the FASB issued, FAS 159 – The Fair Value Option for Financial Assets and Financial Liabilities, this FAS is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company does not anticipate the adoption of FAS 159 will have a material effect on its financial position.

Note B—Property and Equipment

Property and equipment is summarized as follows:

	January 31,
(Dollars in thousands)	2007	2006
Leasehold improvements	$55,853	$55,021
Furniture, fixtures and equipment and other capitalized costs	134,052	147,243
Land	53	53
Building	2,874	2,874

	192,832	205,191
Less accumulated depreciation and amortization	106,692	98,363

	$86,140	$106,828

Note C—Revolving Loan and Notes Payable

The Company has a revolving secured credit facility with Wells Fargo Retail Finance, LLC (“Wells Fargo”). The credit facility, which was last amended on May 25, 2007, allows borrowings against a “borrowing base” determined by inventory levels and specified accounts receivable. The credit facility is secured by substantially all of the Company’s assets, including its inventory and accounts receivable.

On February 2, 2006, the Company entered into an amendment to the credit facility. The amendment extended the maturity date to February 2, 2010, and allowed borrowings and letters of credit up to a maximum of $55 million. In addition, through October 31, 2007, the Company could, at its option, seek to increase the maximum credit amount by up to $30 million on no more than five occasions in minimum increments of $5 million, provided that at no time shall the maximum credit amount exceed $85 million. Borrowings under the amended credit facility bore interest at either the LIBOR rate plus a margin ranging from 1.25% to 1.75% based on average excess availability or at Wells Fargo’s prime rate less up to 0.25% based on average excess availability. As of January 31, 2007, the interest rate on outstanding borrowings was 8.00%.

The credit facility contained financial covenants that only apply during an event of default or when the borrowing base is drawn below a specified level. These financial covenants required the Company to maintain a minimum EBITDA (as defined) on a rolling 12-month basis of $25 million and to maintain capital expenditures below a specified level based on the Company’s projections. The credit facility contained limitations on incurring additional indebtedness and making additional investments and did not permit a change of control. As of January 31, 2007, letter of credit commitments outstanding under the credit facility were $6.7 million and there were no borrowings. The Company believes that it is in compliance with all of its debt covenants as of January 31, 2007.

On May 25, 2007, the Company amended its revolving secured credit facility with Wells Fargo Retail Finance LLC to increase the amount available to $120 million from $85 million, to eliminate the EBITDA-related financial covenant that applied if the Company’s eligible borrowing base fell below $20 million and to increase the amounts that can be borrowed against eligible accounts receivable and inventory. The amended facility expires on May 25, 2012. The amended credit facility allows borrowings and letters of credit up to a maximum of $120 million, with $85 million available from January through July, $100 million available in August and September and $120 million available from October through December. Borrowings outstanding under the credit facility bear interest, at the Company’s option, at the adjusted LIBOR rate plus a margin ranging from 1.50% to 2.00% or at Wells Fargo’s prime rate plus a margin ranging from zero to 0.25% depending on the amount outstanding. Borrowings under the credit facility are secured by substantially all of the Company’s assets, including its inventory and accounts receivable. In addition, on May 25, 2007, Wells Fargo executed a letter of commitment to provide the Company with a term loan in an amount up to $20 million equal to 25% of the appraised value of, and secured by substantially all of, the Company’s intellectual property, including trademarks. The commitment letter is subject to the negotiation of mutually acceptable pricing and maturity terms and definitive agreements, an acceptable appraisal of the value of the Company’s intellectual property and other customary conditions, including that there has been no material adverse change in the Company’s business. There can be no assurance that the term loan will ultimately become available or as to the appraised value of the Company’s intellectual property.

The Company operates a deferred compensation plan (the “Plan”) for eligible corporate executives and invests the employee contributions in various funds that approximately match the employee fund selection. The Company purchased life insurance policies with the employee contributions matching the Company’s liability to the employees, with the Company as beneficiary for all insurance claims. In fiscal 2006, the Plan established a grantor trust (commonly called a “rabbi trust”) and was expanded to include the supplemental executive retirement plans between the Company and the Chief Executive Officer and Chief Operating Officer. A participant in the Plan does not have any preferred claim with respect to any assets of the Company or the trust, but rather is an unsecured general creditor of the Company with respect to all benefits and rights under the Plan. In fiscal 2006 there were various withdrawals from the Plan amounting to $2.1 million. The Company determined it was more advantageous to borrow funds using the life insurance policies as collateral than to liquidate a policy for payments and borrowed $2.0 million. The Company can only borrow using the life insurance policies as collateral if the borrowing is to be used for Plan payments. The Company borrowed $0.3 million in excess of payouts at January 31, 2007 which was restricted and used to pay additional executive withdrawals subsequent to January 31, 2007. These borrowings bear interest at 0.75% and do not require interest payments because the growth in the underlying cash values allows for interest payments.

Note D –Income Taxes

	Fiscal year ended January 31,
(Dollars in thousands)	2007 (Fiscal 2006)	2006 (Fiscal 2005)
Current:
Federal	$(1,262)	$(6,070)
State	55	851

	(1,207)	(5,219)

Deferred:
Federal	(32,227)	(4,972)
State	(5,354)	(2,555)

	(37,581)	(7,527)

	$(38,788)	$(12,746)

The difference between the effective income tax rate and the United States federal income tax rate is summarized as follows:

	Fiscal year ended January 31,
	2007 (Fiscal 2006)	2006 (Fiscal 2005)	2005 (Fiscal 2004)
Federal tax rate	34.0%	34.0%	35.0%
State income tax, less federal benefit	5.9	5.9	6.0
Valuation allowance	(0.5)	—	—
Benefits of R&D tax credits	—	2.0	—
Other	(0.1)	2.2	2.2

Effective tax rate	39.3%	44.1%	43.2%

Deferred taxes result from differences in the recognition of expense for income tax and financial reporting purposes. The principal components of deferred tax assets (liabilities) are as follows:

	January 31,
	2007		2006
(Dollars in thousands)	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Current:
Nondeductible reserves	$17,192	$—	$16,500	$—
Deferred catalog costs	—	472	—	691

Current	17,192	472	16,500	691

Non current:
Deferred rent	3,023	—	2,888	—
Fixed assets	—	251	—	4,582
Deductible software costs	—	7,379	—	6,667
Stock-based compensation	4,424	—	3,972	—
Net operating loss carryforwards	34,050	—	1,096	—
Tax credits	1,300	—	—	—
Other	695	—	1,959	—

Non current	43,492	7,630	9,915	11,249
Valuation Allowance	(522)	—	—	—

Net non-current	42,970	7,630	9,915	11,249

Total	$60,162	$8,102	$26,415	$11,940

The net of the current deferred tax assets and liabilities is recorded in deferred taxes on the accompanying balance sheets. The net of the federal non-current deferred tax assets and liabilities is recorded in deferred tax assets as of January 31, 2007 and in deferred taxes and other liabilities as of January 31, 2006 on the accompanying balance sheets.

Note E—Leases

The Company leases retail facilities, offices and equipment under operating leases for terms expiring at various dates through 2018. Under the terms of certain of the leases, rents are adjusted annually for changes in the consumer price index and increases in property taxes. The aggregate minimum annual lease payments under leases in effect at January 31, 2007, are as follows:

(Dollars in thousands)
Fiscal year ending January 31,
2008	$39,272
2009	37,920
2010	36,310
2011	34,610
2012	30,602
Thereafter	79,580

Total minimum lease commitments	$258,294

Many of the Company’s leases contain predetermined fixed escalations of the minimum rentals during the initial term. For these leases, the Company has recognized the related rental expense on a straight-line basis and has recorded the difference between the expense charged to income or capitalized in fixed assets and amounts payable under the leases as Other Liabilities on the accompanying balance sheet. Many store leases provide for additional rent based on a percentage of sales and some store leases also contain provisions that the Company pay percentage rent for sales that exceed a certain threshold.

Some store leases contain renewal options for periods ranging up to five years. Most leases also provide for payment of operating expenses and real estate taxes.

Rental expense for all operating leases was as follows:

	Fiscal year ended January 31,
(Dollars in thousands)	2007 (Fiscal 2006)	2006 (Fiscal 2005)	2005 (Fiscal 2004)
Minimum rentals	$41,890	$39,865	$35,281
Percentage rentals and other charges	16,788	17,470	15,640

	$58,678	$57,335	$50,921

Note F—Stockholders’ Equity

In October 2004, the Board of Directors authorized a stock repurchase program to acquire up to 1,000,000 shares of outstanding common stock in the open market. During fiscal 2004 and 2005, the Company repurchased 810,000 shares of its common stock at a total cost of approximately $12.4 million, a weighted average cost of $15.34 per share.

The Company’s 2000 Stock Incentive Plan is divided into four separate equity incentive programs and will allow the issuance of non-qualified options to key employees, non-employee Board members and consultants. An automatic increase of shares available for issuance will occur on the first trading day of each fiscal year, beginning with fiscal 2001, by an amount equal to 3% of the total number of shares of common stock outstanding on the last trading day of the immediately preceding fiscal year. In no event will the annual increase exceed 500,000 shares.

Options issued to key employees and consultants will generally vest over a four- to six-year period from the date of the grant and are priced at no less than the closing price of the Company’s stock on the grant date. Options issued to non-employee Board members will be immediately exercisable, vest over one year of board service from the date of the grant and are priced at no less than the closing price of the Company’s stock on the grant date. Any shares purchased under the option plan will be subject to repurchase by the Company at the exercise price paid per share, upon the optionee’s cessation of Board service prior to vesting.

On January 24, 2005, the Compensation Committee of the Board of Directors approved the accelerated vesting of all unvested options awarded to employees and officers which had exercise prices greater than $22 per share. Options to purchase approximately 875,000 shares became exercisable immediately as a result of the vesting acceleration.

On January 23, 2006, the Compensation Committee of the Board of Directors approved the accelerated vesting of all unvested options with an exercise price of and in excess of $11.95. This accelerated vesting, which became effective on the date of approval, affects options to purchase approximately 747,000 shares of the Company’s common stock with exercise prices ranging from $11.95 to $21.99. The acceleration does not apply to unexpired options held by former employees.

Effective February 1, 2006, the Company adopted the recognition provisions of Statement of Financial Accounting Standard No. 123R, “Share-Based Payments” (“SFAS No. 123R”), using the modified-prospective transition method. Under this transition method, compensation cost in 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested, as of February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) all share-based payments granted subsequent to February 1, 2006, based on the grant date fair value estimated in accordance with provisions of SFAS No. 123R. The Company recorded equity-based compensation expense of $906,000 for the year ended January 31, 2007. Results for the prior periods have not been restated.

The accelerated vesting accelerated recognition of compensation expense for options and eliminated future compensation expense the Company would otherwise recognize in its income statement once SFAS No. 123R became effective on February 1, 2006. The following table reflects the impact of the accelerated vesting on the stock-based compensation recorded in the Company’s financial results in fiscal 2005 and 2004, as well as the pro-forma impact in fiscal 2005 and 2004.

	Fiscal year ended January 31,
	2006 (Fiscal 2005)	2005 (Fiscal 2004)
Recorded stock-based compensation expense:
Stock-based compensation related to original vesting	$749	$2,489
Additional expense recognized due to accelerated vesting	760	2,008

Total recorded stock-based compensation	$1,509	$4,497

	Fiscal year ended January 31,
	2006 (Fiscal 2005)	2005 (Fiscal 2004)
Pro forma stock-based compensation expense:
Stock-based compensation related to original vesting	$6,511	$15,655
Additional expense recognized due to accelerated vesting	603	1,663

Total pro forma stock-based compensation	$7,114	$17,318

The following table illustrates the effect on net earnings (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to all stock-based employee compensation arrangements during fiscal 2005 and 2004:

	Fiscal year ended January 31,
(Dollars in thousands, except per share amounts)	2006 (Fiscal 2005)	2005 (Fiscal 2004)
Net earnings (loss)	$(16,136)	$11,555
Add: Total stock-based employee compensation expense included in earnings, net of related tax effects	907	2,654
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(4,276)	(10,218)

Pro forma net earnings (loss)	$(19,505)	$3,991

Basic earnings (loss) per share:
Reported	$(1.07)	$0.74
Pro forma	$(1.29)	$0.26
Diluted earnings (loss) per share:
Reported	$(1.07)	$0.71
Pro forma	$(1.29)	$0.25

The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, with the following weighted average assumptions:

	Fiscal year ended January 31,
	2007 (Fiscal 2006)	2006 (Fiscal 2005)	2005 (Fiscal 2004)
Dividend yield	—	—	—
Expected volatility	52%	48%	48%
Risk-free interest rate	4.65%	4.50%	3.50%
Expected life (years)	4	5	5

The following table summarizes our stock option activity during fiscal 2006, 2005, and 2004:

	Number of Options	Weighted average exercise price
Balance at January 31, 2004	2,687,652	$13.24
Granted (weighted average fair value of $16.37)	455,550	26.62
Exercised	(414,625)	10.03
Canceled	(16,800)	24.66

Balance at January 31, 2005	2,711,777	$15.91

Granted (weighted average fair value of $6.88)	624,400	$12.99
Exercised	(21,470)	8.06
Canceled	(274,500)	17.61

Balance at January 31, 2006	3,040,207	$15.21

Granted (weighted average fair value of $4.85)	194,988	$10.42
Exercised	(24,667)	8.54
Canceled	(81,130)	17.78

Balance at January 31, 2007	3,129,398	$17.97

Exercisable at January 31, 2005	2,235,837	$16.86

Exercisable at January 31, 2006	2,984,127	$15.37

Exercisable at January 31, 2007	2,977,998	$18.29

The aggregate intrinsic value of the options exercised during the twelve months ended January 31, 2007 and 2006 was $82,000 and $80,800, respectively.

The following table summarizes information about stock options outstanding at January 31, 2007:

Options outstanding			Options vested or expected to vest			Options exercisable
Range of exercise prices	Number of options outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of options vested or expected to vest	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of options exercisable	Weighted average exercise price
$ 2.00 — $ 3.99	4,566	1.4	$3.63	4,566	1.4	$3.63	4,566	$3.63
4.00 — 7.99	6,650	4.5	6.79	6,650	4.5	6.79	6,650	6.79
8.00 — 11.99	667,358	6.1	9.74	665,438	6.1	9.74	564,758	9.75
12.00 — 14.99	550,460	8.7	13.57	549,308	8.7	13.57	529,660	13.54
15.00 — 23.99	1,113,264	4.8	17.91	1,113,264	4.8	17.91	1,085,264	17.95
24.00 — 35.99	787,100	7.5	28.28	787,100	7.5	28.28	787,100	28.28

$ 2.00 — $ 35.99	3,129,398	6.4	$17.97	3,126,326	6.4	$17.97	2,977,998	$18.29

The aggregate intrinsic value of options outstanding, options vested or expected to vest, and options exercisable at January 31, 2007 was $228,000, $228,000 and $207,000, respectively. As of January 31, 2007, there was unamortized deferred stock-based compensation of $421,000 (net of estimated forfeitures), which the Company expects to recognize on a straight-line basis over an average remaining service period of 4.5 years.

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

	Fiscal year ended January 31,
	2007 (Fiscal 2006)	2006 (Fiscal 2005)	2005 (Fiscal 2004)
Basic weighted average number of shares outstanding	14,965,279	15,066,843	15,634,355
Application of treasury stock method on stock options outstanding:
Assumed options exercised due to exercise price being less than average market price, net of assumed stock repurchases	—	—	593,364

Diluted weighted average number of shares outstanding	14,965,279	15,066,843	16,227,719

The potential effects of stock options were excluded from the diluted earnings per share for the year ended January 31, 2007 and 2006 because their inclusion in net loss periods would be anti-dilutive to the earnings per share calculation. The computations of diluted earnings per share in fiscal 2006, 2005 and 2004 exclude options to purchase 2,469,824, 1,392,940 and 447,450 common shares, respectively, because their exercise price exceeded the average market price for the period and thus their effect would have been anti dilutive.

Note H—401(k) Savings Plan

The Company maintains a defined contribution 401(k) Savings Plan covering all employees who have completed one year of service with at least 1,000 hours and who are at least 21 years of age. The Company makes employer matching contributions at its discretion. Company contributions amounted to $211,000, $258,000, and $274,000 for fiscal 2006, 2005 and 2004, respectively.

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

On January 16, 2007, the Company entered into a Settlement Agreement and Release (the “Agreement”) in the case pending in the United States District Court for the Southern District of Florida, Miami Division, covering all persons who purchased an Ionic Breeze branded product between May 6, 1999 and the effective date of the Agreement who do not opt out of the Agreement (the “Settlement Class”). The Agreement relates to claims made with respect to the performance, effectiveness and safety of the Ionic Breeze line of indoor air purification products (the “Claims”). The Agreement provides for the full release of the Company by all members of the Settlement Class with respect to the Claims. On January 25, 2007, the Court gave preliminary approval to the Agreement and enjoined all other Ionic Breeze actions. There can be no assurance that the court will provide final approval to this settlement agreement. Further, litigation can consume substantial financial and management resources.

The Agreement provides, among other things: (i) that the Company will sell Ozone Guard attachments for floor models of Ionic Breeze at a price of $7.00 per unit for 180 days and the Company will design an Ozone Guard attachment for any Ionic Breeze model that is not compatible with current Ozone Guard models; (ii) that the Company will test all current and future Ionic Breeze models for ozone emissions using the UL 867 test protocol as conducted through an independent testing laboratory and will not sell any Ionic Breeze model that has not passed the UL 867 standard; and (iii) for certain restrictions with respect to the Company’s advertisements for the Ionic Breeze line of indoor air purification products.

In addition, the Company will issue a non-transferable $19.00 merchandise credit, valid for one year, to each member of the Settlement Class to be used exclusively to purchase Sharper Image branded products, subject to one merchandise credit per household. The Company estimates that there are approximately 3.2 million members of the Settlement Class. Under the Agreement, the Company will pay (i) up to $1.9 million to the plaintiff’s attorneys for fees and expenses and (ii) all notice and other costs of administering the settlement. Other than legal costs, the Company is unable to estimate the amount of expenses that will be recorded in future periods in connection with the Agreement, in particular the merchandise credit. Any expenses recognized in connection with the Agreement may adversely affect the Company’s operating results for periods in which these merchandise credits are redeemed. The actual effects on our operating results will depend on the rate of redemption of the credits, the merchandise mix purchased using the credits and the timing of any redemption of the credits. The Company does not anticipate that the Agreement will have a material adverse effect on its financial condition.

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

Financial information for the Company’s business segments is as follows:

	Year ended January 31,
(Dollars in thousands)	2007 (Fiscal 2006)	2006 (Fiscal 2005)	2005 (Fiscal 2004)
Revenues
Stores	$314,380	$407,098	$434,696
Catalog and direct marketing	75,569	87,945	130,535
Internet	85,163	107,222	116,297
Other	50,139	66,728	78,475

Total revenues	$525,251	$668,993	$760,003

Operating contributions
Stores	$(26,489)	$18,090	$56,410
Catalog and direct marketing	831	(5,637)	4,753
Internet	143	6,342	11,856
Corporate and other	(73,167)	(47,677)	(52,686)

Earnings (loss) before income taxes	$(98,682)	$(28,882)	$20,333

Depreciation and amortization
Stores	$16,176	$14,145	$10,386
Catalog and direct marketing	—	—	—
Internet	1,037	1,740	2,253
Corporate and other	10,378	11,224	8,417

Total depreciation and amortization	$27,591	$27,109	$21,056

Capital asset expenditures
Stores	$9,316	$23,782	$28,176
Catalog and direct marketing	—	—	—
Internet	600	927	2,895
Corporate and other	4,886	9,415	18,502

Total capital asset expenditures	$14,802	$34,124	$49,573

Assets
Stores	$62,681	$74,596	$65,854
Catalog and direct marketing	—	—	—
Internet	1,256	1,700	2,513
Corporate and other	200,057	250,105	307,733

Total assets	$263,994	$326,401	$376,100

Note K—Quarterly Financial Information (Unaudited)

Fiscal Year Ended January 31, 2007 Three months ended
(Dollars in thousands, except per share amounts)	April 30, 2006	July 31, 2006	October 31, 2006	January 31, 2007
Revenues	$106,848	$107,156	$106,206	$205,041
Expenses
Cost of products	54,210	56,404	63,009	119,094
Buying and occupancy	20,397	20,224	20,621	26,526	(A)
Advertising	22,352	19,359	18,549	24,807
General, selling and administrative	31,189	35,488	40,693	50,851
Other income (expense)—net	221	(6)	(91)	(284)
Loss before income tax benefit	(21,079)	(24,325)	(36,757)	(16,521)
Income tax benefit	(8,411)	(9,705)	(14,666)	(6,006)
Net loss	$(12,668)	$(14,620)	$(22,091)	$(10,515)

Net loss per share
Basic(1)	$(0.85)	$(0.98)	$(1.48)	$(0.69)
Diluted(2)	$(0.85)	$(0.98)	$(1.48)	$(0.69)
(A) Included in fiscal fourth quarter expense was a $4.3 million non-cash charge for asset impairment.

Fiscal Year Ended January 31, 2006 Three months ended
(Dollars in thousands, except per share amounts)	April 30, 2005	July 31, 2005	October 31, 2005	January 31, 2006
Revenues	$144,882	$137,296	$123,115	$263,700
Expenses
Cost of products	66,337	71,276	62,212	142,282
Buying and occupancy	18,833	19,580	19,778	21,684
Advertising	32,484	22,603	23,272	35,545
General, selling and administrative	35,154	35,122	36,642	54,613
Other income (expense)—net	109	(197)	(137)	(233)
Earnings (loss) before income taxes	(7,817)	(11,482)	(18,926)	9,343
Income tax expense (benefit)	(3,127)	(4,593)	(8,307)	3,281
Net earnings (loss)	$(4,690)	$(6,889)	$(10,619)	$6,062

Net earnings (loss) per share
Basic(1)	$(0.31)	$(0.46)	$(0.71)	$0.41
Diluted(2)	$(0.31)	$(0.46)	$(0.71)	$0.40

(1)	Basic earnings per share is calculated for interim periods including the effect of stock options exercised in prior interim periods. Basic earnings per share for the fiscal year are calculated using weighted shares outstanding based on the date stock options were exercised. Therefore, basic earnings per share for the cumulative four quarters may not equal fiscal year basic earnings per share.
(2)	Diluted net earnings per share for the fiscal year and for quarters with net earnings are computed based on weighted average common and common equivalent shares outstanding which include common stock equivalents (stock options). Net loss per share for quarters with net losses is computed based solely on weighted average common shares outstanding. Therefore, the net earnings (loss) per share for each quarter do not sum up to the earnings per share for the full fiscal year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Based on such evaluation, our inability to file this Annual Report on Form 10-K in a timely fashion, and the material weaknesses described below, our Chief Executive Officer and our interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of January 31, 2007.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Our management has assessed the effectiveness of its internal control over financial reporting as of January 31, 2007. This evaluation was based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our Chief Executive Officer and our interim Chief Financial Officer have concluded that as of January 31, 2007 our internal control over financial reporting was not effective based on the criteria described in the COSO Internal Control—Integrated Framework.

A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management identified the following as material weaknesses as of January 31, 2007.

•

During fiscal 2006, we restated our prior financial statements and in March 2007 filed an amended annual report on Form 10-K/A for the year ended January 31, 2006 and an amended quarterly report on Form 10-Q/A for the three month period ended April 30, 2006. We also were delinquent in filing our quarterly reports on Form 10-Q for the three month periods ended July 31, 2006 and October 31, 2006. The restatement resulted from a lack of adequate controls over the granting of stock options and the related documentation. The result of this weakness was the use of incorrect accounting measurement dates for certain stock option grants and resulted in errors in the recorded amount of compensation expense for prior years.

•

Subsequent to the initial close of the general ledger for fiscal 2006, we and our independent registered public accountants identified a number of adjusting journal entries necessary to present the financial statements in accordance with generally accepted accounting principles. In addition, as a result of our stock option investigation and the restatement of our prior year financial statements, the Company needed additional time to complete the year-end closing process for fiscal 2006. The untimely closing of the books resulted in the delay in filing of the Form 10-K. Management concluded that entity level controls over the financial reporting process were inadequate, resulting in the need for these post closing journal entries and the untimely closing of the books. Management concluded that this constituted a material weakness in the design of our internal control over financial reporting.

•

As required by SFAS 144, we performed an analysis of potential stores whose assets may be impaired based upon historical and projected performance, but determined that our analysis was not completed in accordance with generally accepted accounting principles. At January 31, 2006 we identified controls over the calculation of asset impairment under SFAS 144 to be a significant deficiency. At January 31, 2007, we again identified controls over the calculation to be deficient and we concluded that the deficiency now constitutes a material weakness.

Management’s assessment of the effectiveness of our internal control over financial reporting as of January 31, 2007, has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report which appears herein.

Remediation of Material Weaknesses

As discussed in more detail below, our Board of Directors has adopted a number of procedures with respect to our option grants. In addition, we are in the process of creating a formal process related to the design and implementation of control over the selection and application of accounting policies for complex, non-routine transactions. This process will include the early identification of complex, non-routine transactions and documentation by our accounting staff. Regular meetings with accounting staff and executive level officers involved and familiar with accounting issues related to complex, non-routine transactions will be held to review the initial documentation. As required, outside legal and/or accounting advice will be obtained. In addition, we are evaluating adding additional accounting resources and making system enhancements in order to shorten our closing process.

Changes in Internal Control over Financial Reporting

Other than described below, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15(e) or 15d-15(e) that was conducted during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The changes described below have materially affected our internal control over financial reporting.

Our former Chief Executive Officer, former President/Chief Operating Officer and former Chief Financial Officer were the individuals in senior management primarily responsible for proposing option grants for director approval, selecting grant dates, and overseeing the documentation of the grants. None of these individuals remain employed by us and, in connection with negotiated severance agreements, each agreed to reductions in his or her severance payments substantially commensurate with the excess amounts he or she had earned exercising options over the amounts he or she would have earned had the same options been granted at an exercise price equal to our stock price on the measurement dates determined by a special committee of our Board of Directors (the “Special Committee”). In addition, each of these individuals agreed that the exercise price for any unexercised options he or she is entitled to retain would be adjusted to reflect the alternative measurement dates.

The Special Committee has also recommended, and the Board of Directors has agreed, that we should improve our procedures relating to the granting of options. Accordingly, the Board of Directors adopted the following procedures with respect to all future annual option grants:

•

All grants will be dated no earlier than the date all required approvals have been obtained and the exercise price for each grant will be set no lower than the closing price of our stock on the grant date. We will no longer use “as of” dating for the approval of option grants.

•

All annual grants will be approved by the Compensation Committee, which grants will generally be considered and approved by the Compensation Committee at a meeting during the first quarter of each calendar year subsequent to our publicly reporting financial results for our most recently completed fiscal year. The Compensation Committee retains discretion to review our need for other equity grants. Prior to approval, a list identifying the names of grantees and number of options to be granted shall be presented to the Compensation Committee.

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

•	A member of our legal and accounting staffs will be consulted regarding, and will oversee the documentation of and accounting for, all stock option grants.

•	Any grant, other than an annual grant, made to a “Section 16” officer will be approved by the Compensation Committee following receipt of a list of proposed grantees.

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

•

All new hire grants made to employees other than “Section 16” officers shall be granted effective on the fifteenth (15th) day of the month following the commencement of such person’s employment with us, or in the event that such date is not a business day, on the first business day thereafter.

•

With respect to all grants, we shall maintain records of the list provided to the committee, individual director and/or Board for review and approval. Any changes made to the submitted list shall be made prior to approval and shall be documented.

The corporate secretarial function is being upgraded so that a central, secure location is established for maintenance of minutes of meetings of the Board and its Committees. Appropriate records will be maintained documenting any actions taken by the Board or its Committees by written consent or pursuant to express delegation. This function will be under the supervision of the person performing the Corporate Secretarial function.

The Board may revise the above procedures from time to time. We will also monitor industry and regulatory practices with respect to stock option grants and will revise its procedures in this area to conform to “best practices” to the extent appropriate.

In addition, our Board has implemented a number of management changes beginning in September 2006 when our board appointed one of our new directors, Jerry W. Levin, to be our Chairman and interim Chief Executive Officer. At the same time, our board began its search for a permanent Chief Executive Officer. On February 12, 2007, Gary Chant became our Senior Vice President, Human Resources and Administration. Our board appointed Steven A. Lightman to be our President and Chief Executive Officer effective April 9, 2007, with Mr. Levin continuing as our Chairman. On May 11, 2007, we announced that Rebecca L. Roedell would assume the position of Chief Financial Officer after the filing of this Annual Report and that Daniel W. Nelson, who has been acting as our interim Chief Financial Officer and Controller, would continue on as our Controller.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sharper Image Corporation:

We have audited management’s assessment, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting” that Sharper Image Corporation (the “Company”) did not maintain effective internal control over financial reporting as of January 31, 2007, because of the effect of material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment: (1) inadequate controls over the granting of stock options and the related documentation, (2) operation of entity level controls over the financial reporting process did not identify all necessary adjusting journal entries on a timely basis, and (3) a failure to timely remediate a significant deficiency relating to improper calculation of asset impairment under SFAS 144. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the financial statements and financial statement schedule of the Company as of and for the year ended January 31, 2007, and this report does not affect our reports on such financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of January 31, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements and supplementary financial statement schedule as of and for the year ended January 31, 2007, of the Company and our report dated May 31, 2007 (which included an explanatory paragraph related to the adoption of a new accounting standard) expressed unqualified opinions on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
May 31, 2007

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

Name	Principal Occupation	Age
Jerry W. Levin	Chairman of the Board and Chief Executive Officer of JW Levin Partners LLC	63
Steven A. Lightman	Chief Executive Officer and President of Sharper Image Corporation	50
Morton E. David	Retired Chairman, Franklin Electronic Publishers, Inc.	70
William “Bill” R. Fields	Chairman, Intersource Co. Ltd.	56
Howard Gross	Interim Chief Executive Officer of Eddie Bauer Holdings Inc.	62
George B. James	Retired Senior Vice President and Chief Financial Officer of Levi Strauss & Co.	68
Michael S. Koeneke	Managing Member of Knightspoint Partners LLC	60
Marc J. Leder	Co-CEO of Sun Capital Partners, Inc.	45
Howard M. Liebman	Chief Operating Officer and President of the Hobart West Group.	64
David M. Meyer	Managing Member of Knightspoint Partners LLC	38

JERRY W. LEVIN has been a director since July 2006 and has been Chairman of the Board since September 2006. Mr. Levin was our interim Chief Executive Officer from September 2006 through April 2007. Mr. Levin is Chairman and Chief Executive Officer of JW Levin Partners LLC (“JWL Partners”), a management and investment firm he founded in 2005. Mr. Levin was Chairman, President and Chief Executive Officer of American Household, Inc. from 1998 to 2005. Mr. Levin is a Director of U.S. Bancorp, Ecolab, Inc. and Wendy’s International, Inc.

STEVEN A. LIGHTMAN has been a director since April 2007. Mr. Lightman joined us in April 2007 as our Chief Executive Officer and President and was also nominated to the Board of Directors. He is the founder of Crosstown Traders, which was formed in 2002 to purchase the apparel, food and gift catalog businesses that had been owned by Federated department stores and its Fingerhut subsidiary. Mr. Lightman was CEO of Crosstown until it was acquired by Charming Shoppes, Inc. in June 2005, following which he served as President until January 2007. Prior to Crosstown, Mr. Lightman was Executive Vice President of Fingerhut Companies, one of the largest mail order businesses in the nation. He was named Executive Vice President in November 2000.

MORTON E. DAVID has been a director since 1998. Mr. David was Chairman, President and Chief Executive Officer of Franklin Electronic Publishers, Inc. from May 1984 until his retirement in 1998. Mr. David is a director of Vonage Holdings Corp.

WILLIAM “BILL” R. FIELDS has been a Director since July 2006. Mr. Fields has been Chairman, Intersource Co. Ltd. since 2004. Mr. Fields was Chairman and Chief Executive Officer of Factory 2-U Stores, Inc. from 2003 to 2004. Mr. Fields was President and Chief Executive Officer of Apec, Ltd. from 1999 to 2002. Mr. Fields is a Director of Lexmark International and Graphic Packaging Corporation.

HOWARD GROSS has been a director since July 2006. Mr. Gross was previously President and Chief Executive Officer of HUB Distributing, Inc. from 1996 until 2004. Mr. Gross has been interim Chief Executive Officer of Eddie Bauer Holdings Inc. since February 2007. Mr. Gross is a Trustee of Glimcher Realty Trust and a Director of Eddie Bauer Holdings, Inc. Mr. Gross is on the advisory board of the Santa Clara University Retail Management Institute.

GEORGE B. JAMES has been a director since 1999. Mr. James was Senior Vice President and Chief Financial Officer of Levi Strauss & Co. from 1985 until his retirement in 1998. Mr. James is a Director of Callidus Software Inc.

MICHAEL S. KOENEKE has been a director since July 2006. Mr. Koeneke is a managing member of Knightspoint Partners LLC, an investment firm he co-founded in 2003. Mr. Koeneke was the co-head and then the Chairman of Global Mergers and Acquisitions at Merrill Lynch & Co. from 1997 to 2003. Mr. Koeneke is a director of CPI Corp.

MARC J. LEDER has been a director since January 2007. Mr. Leder is co-CEO of Sun Capital Partners, Inc., and investment firm. Mr. Leder co-founded Sun Capital Partners, Inc. in 1995. Previously Mr. Leder served as a Senior Vice President of Lehman Brothers in New York.

HOWARD M. LIEBMAN has been a director since July 2006. Mr. Liebman has been President and Chief Operating Officer of the Hobart West Group since April 2007, where he had previously served as a consultant since June 2006. Prior to that, Mr. Liebman was President and Chief Financial Officer of Shorewood Packaging Corporation from 1999 to 2000 when Shorewood Packaging Company was acquired by International Paper Company. Mr. Liebman continued as Executive Vice President of Shorewood Packaging Corporation until his retirement in 2005. Mr. Liebman is a Certified Public Accountant and was an audit partner with Deloitte & Touche LLP (and its predecessors) from 1974 to 1994.

DAVID M. MEYER has been a director since July 2006. Mr. Meyer is a Managing Member of Knightspoint Partners LLC, an investment firm he co-founded in March 2003. Mr. Meyer has served as Chairman of the Board of Directors of CPI Corp. since April 2004 and served as a member of the interim Office of the Chief Executive of CPI Corp. in 2004-2005. From 1995 to 2002, Mr. Meyer served in various capacities at Credit Suisse First Boston including as a director in the Mergers and Acquisitions and Global Industrial and Services Groups in the firm’s London office. Mr. Meyer is also a Director of Ashworth, Inc.

Mr. David, Mr. Fields, Mr. Gross, Mr. James, Mr. Koeneke, Mr. Levin, Mr. Liebman and Mr. Meyer originally were nominated to the Board of Directors pursuant to a settlement agreement dated May 9, 2006 by and among us, Richard J. Thalheimer, certain affiliated trusts of Mr. Thalheimer and a group of investors led by Knightspoint Partners.

The Board of Directors has three standing committees: the Audit Committee, the Compensation Committee and the Nominating Committee.

Our Audit Committee currently consists of Mr. Liebman (Chairman), Mr. James, Mr. Gross, Mr. Koeneke and Mr. Meyer. The Audit Committee is governed by a written charter approved by our Board of Directors. The Board has determined that each member of the Audit Committee meets the experience and independence requirements of the rules of the Securities and Exchange Commission and NASDAQ National Market. The Board has determined that each of Mr. Liebman and Mr. James qualify as “audit committee financial experts” within the meaning of the Securities and Exchange Commission rules. The Audit Committee is responsible for the selection, compensation and evaluation of our registered public accounting firm, approving services performed by such accountants, and reviewing internal accounting controls, audit plans and results, and financial reporting procedures.

Our Compensation Committee currently consists of Mr. Meyer (Chairman), Mr. David, Mr. Fields, Mr. Gross and Mr. Leder. The Compensation Committee is governed by a written charter approved by our Board of Directors. The Compensation Committee is responsible for overseeing and setting compensation for our CEO and all other executive officers, for preparing the compensation committee report and for reviewing our compensation discussion and analysis and recommending to our Board that it be included in our annual report on Form 10-K.

Our Nominating Committee currently consists of Mr. David (Chairman), Mr. Fields, Mr. James, Mr. Koeneke, Mr. Leder and Mr. Liebman. The Nominating Committee is governed by a written charter approved by our Board of Directors. The Nominating Committee is responsible for identifying individuals qualified to become Board members, recommending to the Board director nominees for election at the next annual or special meeting of shareholders at which directors are to be elected, filling any vacancies or newly created directorships that may occur between such meetings, making recommendations to the Board as to determinations of director independence, overseeing and setting compensation for our directors and overseeing compliance with our code of conduct.

Executive Officers

The information required by this item with respect to our executive officers is contained in Part I of this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Securities Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. A Form 4 reporting an option grant to Gary Chant on February 15, 2007 was filed one day late and a Form 4 reporting option exercises by Richard Thalheimer on April 16, 2007 was filed late. Except for the foregoing, to our knowledge, based solely on review of the copies of reports provided to us and written representations, during fiscal 2006 and since the beginning of the current fiscal year, all other reports required by Section 16(a) were timely filed.

Code of Conduct

We have adopted a Code of Conduct that applies to all of our employees, including our chief executive officer, chief financial officer, chief operating officer and controller. The Code of Conduct is posted on our website at www.sharperimage.com. We intend to post on our website any amendments to or waivers from our Code of Conduct within five business days of the date of any amendment or waiver. The information contained on our website is not part of this document.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Program

The Compensation Committee of our Board of Directors administers our compensation policies and programs. Our Compensation Committee generally has responsibility for executive compensation matters, including setting the base salaries of our executive officers, approving individual bonuses and bonus programs for executive officers and granting equity awards to executive officers and other key employees. The Compensation Committee and Board of Directors may delegate authority to officers with respect to the compensation of employees other than executive officers.

The overall objective of our executive compensation program is to offer executive officers competitive compensation opportunities based on their personal performance, our corporate financial performance and their contribution to that corporate performance. One of the primary objectives is to have a substantial portion of each executive officer’s compensation contingent on Sharper Image’s financial success, with a greater percentage of total compensation tied to performance for executive officers with higher levels of responsibility.

Sharper Image has undergone significant changes over the last year, including changes in management and in the majority of our board of directors and our Compensation Committee. As a result, the focus of some of our compensation programs changed throughout the year. For example, as further described below, we have recently implemented a new cash incentive bonus program, and we have begun using more peer group data for evaluating the market competitiveness of our compensation programs.

We aim to reward performance, while recognizing that our business performance has been challenging in recent years and that we still need to retain talented executives during difficult times. For example, as further described below, during the last fiscal year, we did not pay a cash bonus to executive officers and we granted only limited equity awards for new hires and promotions rather than to all executives.

Process for Determining Executive Compensation

Consideration of Market Data. Our Compensation Committee has engaged Mercer Human Resource Consulting as its outside compensation consultant. In this capacity, Mercer provides our Compensation Committee with market studies, analyses of compensation practices and recommendations of compensation elements and levels. Together with Mercer, we have developed peer groups to benchmark our compensation programs. For executive officer compensation, the peer group currently consists of 13 selected retail companies, each with 2005 revenues between $300 million and $1.4 billion.

Participation of Management. Our Compensation Committee generally discusses executive compensation proposals with our Chairman and our Chief Executive Officer. Other members of management are also sometimes asked to participate in discussions regarding compensation programs or to prepare proposals and gather data, and Mercer sometimes works with management to gather and refine information regarding compensation matters. Our Compensation Committee makes the final decision on executive compensation.

Impact of Executive Misconduct. Under our proposed management incentive plan described below, if the board of directors or Compensation Committee determines that an executive officer has engaged in certain types of misconduct, we may seek reimbursement of certain portions of incentive compensation. These remedies would be in addition to, and not in lieu of, any actions imposed by law enforcement agencies, regulators or other authorities.

Executive Compensation Components

For the fiscal year ended January 31, 2007, the principal components of compensation opportunities for named executive officers were:

•	cash compensation through fixed base salary and the opportunity to receive a discretionary cash performance bonus;

•	long-term equity incentive compensation through the granting of stock options;

•	retirement benefits, mainly through our 401(k) plan; and

•	other employee benefits (including limited perquisites).

During the last fiscal year, we underwent significant management changes and reorganizations. This resulted in interim arrangements that required different compensation considerations than for our regular compensation programs.

Chief Executive Officer Compensation. In September 2006, Mr. Jerry W. Levin became our interim Chief Executive Officer as well as the Chairman of the Board. We engaged JWL Partners to provide the services of Mr. Levin as well as other executive services pursuant to a services agreement, which was further amended in March 2007. The terms of the services agreement are further described below under “Employment and Severance Arrangements”. In approving the compensation for JWL Partners, including the equity grants to Mr. Levin, our Compensation Committee generally considered such factors as the expected cost to Sharper Image, the interim nature of the arrangement, compensation paid by other companies for similar interim arrangements and market data of compensation paid for permanent similar executive positions. For example, our Compensation Committee considered the weight on performance by granting a significant portion of the compensation in stock option grants, meaning value would be realized only if the stock price improved over a period of time. Our Compensation Committee considered this an important measure of performance for this interim type of arrangement, in lieu of implementing a cash performance plan based on partial-period financial results. In March 2007, our Compensation Committee increased the compensation under the services agreement due to the greater time commitments required of Mr. Levin and JWL Partners and the length of the service period.

In March 2007, we announced that we had hired a new permanent Chief Executive Officer, Mr. Steven Lightman, who commenced employment on April 9, 2007. The terms of Mr. Lightman’s employment agreement as approved by our Compensation Committee is described below under “Employment and Severance Arrangements”.

Base Salary

In setting base salaries for different positions and individuals, we generally evaluate peer company base salaries, experience, seniority, and responsibility. In January 2006, due to the financial condition of, and business challenges facing, Sharper Image, our Compensation Committee approved reductions in base salaries for executive officers for the upcoming fiscal year, and all of our executive officers agreed to these decreases in February 2006. In December 2006, our Compensation Committee reinstated the previous base salaries for continuing executive officers based on evaluations of market competitive base pay and our corporate financial condition.

Generally our Compensation Committee reviews base salary levels on an annual basis, or in connection with significant changes in responsibility.

Cash Incentive Compensation

For the fiscal year ended January 31, 2007, we did not have a formal bonus plan for our named executive officers. Our Compensation Committee did not approve specific performance targets for the fiscal year, but determined to review bonus opportunities on a discretionary basis, due to the business changes we were undergoing, the lack of bonus payments based on pre-approved goals during recent years and the committee’s desire to maintain maximum flexibility. Our Compensation Committee decided not to award any bonuses to our named executive officers for that fiscal year, based on our corporate performance.

Our Compensation Committee believes that it is important to tie a significant amount of executive compensation to corporate performance and to motivate our executives to assist in the improvement of our business results based on specific goals. Accordingly, for the current fiscal year, our Compensation Committee has established a management incentive plan, subject to stockholder approval. Under this plan, cash bonuses will be awarded based on achievement of specific performance goals. The performance goals for most of our executive officers for the current fiscal year will be based on our earnings achievement and, for certain officers, revenue and/or operating results for their particular areas of responsibility. In addition, for fiscal 2007, our Compensation Committee approved a minimum guaranteed bonus for our new chief executive officer and new chief financial officer below target level because these executives commenced employment after the year’s corporate business plan and related performance goals were set.

The goals of our management incentive plan are as follows:

•	Motivate superior performance from key employees who have significant impact on profitability, supporting culture change;

•	Attract, retain and motivate managerial talent; and

•	Reflect our commitment to pay for performance.

The percentage of an executive officer’s pay that is tied directly to performance can vary depending on the executive’s particular responsibilities as well as market data.

Long-Term Stock-Based Incentive Compensation

Equity Grants. To date, we have granted stock options to our executive officers. Our Compensation Committee believes that stock options with vesting schedules are an appropriate form of long-term incentive compensation because value is realized only if our stock price improves and the executives remain employed by us. We feel this aligns interests of executive officers with those of the shareholders and provides a focus on the long-term performance of Sharper Image.

We did not make an annual grant of stock options to employees and executive officers during the fiscal year because we were undergoing significant changes. However, we did grant stock options during the fiscal year for new hires and promotions, including grants to Mr. Levin for his service as our interim Chief Executive Officer and to Mr. Nelson upon his appointment as our Controller.

In setting target equity grant levels for our executive officers, our Compensation Committee considers market data, Black-Scholes values of the options and individual performance metrics. Our intention is to ensure that the number of shares subject to equity awards granted during any year (as a percentage of our common stock outstanding) will not result in excessive dilution and will generally be in line with our relevant peer group.

Stock Option Review Process. During the last fiscal year, our board of directors constituted a special committee to conduct a review of our historical stock option granting practices. As a result of this review, the special committee determined that the documentary evidence did not support the measurement dates Sharper Image used for certain option grants made to employees from 1999 to 2006. Based on recommendations of the special committee, our board of directors has approved procedures for approval of equity grants to ensure that all grants will be dated no earlier than the date all required approvals have been obtained and the exercise price will be no lower than the closing price of our stock on the grant date. We also intend to implement procedures to regularize our annual grant program. In addition, as a result of the findings of the special committee, certain options which were determined to have been granted with exercise prices below fair market value on the actual grant date and were held by some of our current and former executive officers were amended in December 2006 to increase the exercise price.

Retirement Benefits

Retirement Plans. Our executive officers may elect to participate in the same retirement plan (a 401(k) defined contribution plan) as our other employees. We make limited discretionary matching contributions to all participants in this plan. Some of our former executive officers had individual retirement benefits (such as a supplemental retirement plan for

Mr. Thalheimer, our former Chief Executive Officer, which was paid in April 2007 in connection with the settlement agreement we entered into in December 2006, as described below under “Employment and Severance Arrangements”, and a health benefit continuation for Ms. Wan under an agreement entered into in 2003). However, our Compensation Committee has determined that, going forward, our executive officers will be expected to participate in the same retirement programs as our other employees.

Deferred Compensation Plan. Until December 2006, we offered our executive officers and other highly compensated employees the opportunity to defer a portion of their compensation. The primary goal of this plan was to enable individuals who were limited in the amounts they could contribute to our defined contribution plan to defer a portion of salary and bonus until a specified later date, such as following termination of employment, thereby providing a long-term savings opportunity on a tax-efficient basis. In December 2006, our Compensation Committee approved freezing the deferred compensation plan in order to simplify our compensation structure and eliminate additional costs of administration. Therefore, no further deferrals may be made into the deferred compensation plan. Existing deferrals remain in place until distributed in accordance with the terms of the plan and prior distribution elections.

Other Benefits

Previously, we provided additional personal benefits to Mr. Thalheimer, our former Chief Executive Officer, as described under “Summary Compensation Table” below, primarily under a 2002 employment agreement with him. To help recruit high-quality management from other geographic areas, we offer relocation packages that our Compensation Committee believes are reasonable in amount and reflect the relatively high cost of living in and relocating to the San Francisco Bay Area. We also agreed to pay travel expenses for Mr. Levin to and from the Bay Area because of the importance to us of his services as our interim Chief Executive Officer. Otherwise, generally we do not currently provide material perquisites to our executive officers.

Termination and Change in Control Provisions

Executive Severance Policy. In October 2006, we adopted an executive severance policy to provide severance benefits for officers who are involuntarily terminated for reasons other than misconduct, as described below under “Employment and Severance Arrangements”. Given the uncertain business climate and publicly announced changes within our management structure, the committee determined that key employees would be more likely to remain with us if they could expect reasonable severance pay in the event of involuntary termination by Sharper Image for reasons other than misconduct. Our Compensation Committee may approve individual agreements with severance provisions different than those under the severance policy. For example, as described below under “Employment and Severance Arrangements”, we entered into an employment agreement with Mr. Lightman that provides a greater amount of severance, which the Compensation Committee believed was appropriate given the nature of his position and market competition.

Termination Agreements During Last Fiscal Year. Sharper Image underwent significant management changes during the last fiscal year. The settlement and separation agreements with each of our former Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer are further described below under “Employment and Severance Arrangements”. These settlement agreements were approved by the special committee, the Compensation Committee and the board of directors, after consideration of such factors as the terms of existing employment agreements, costs to us, the benefits to us of obtaining releases from these former executives, and other legal and financial considerations. These settlement and separation agreements superseded the pre-existing employment agreements of each of these individuals.

Tax and Accounting Implications

We continue to grant stock options after adopting SFAS 123R, which requires us to expense stock options. Our Compensation Committee considers the “fair value” of stock options in approving annual grants, although most of the decisions are made based on market competitive data and the dilutive impact of additional shares underlying the equity awards.

Our Compensation Committee does not have a policy that requires compensation to be tax-deductible. We have granted compensation that is not deductible, although our Compensation Committee intends to grant compensation that is deductible where consistent with our executive compensation program goals. For example, our Compensation Committee has approved our management incentive plan, subject to stockholder approval, which is intended to permit us to grant cash compensation to our top executive officers that is tax-deductible to the extent permitted by law. This is because Section 162(m) of the Internal Revenue Code of 1986, as amended, imposes a $1 million limit on the amount that a public company may deduct for compensation paid to the CEO or any of the four other most highly compensated executive officers who are employed as of the end of the year. This limitation does not apply to compensation that meets the requirements under Section 162(m) for “qualifying performance-based” compensation, including requirements that the compensation is paid only if performance meets pre-established objective goals based on performance criteria approved by stockholders.

COMPENSATION COMMITTEE REPORT

The information contained in this report shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference into a document filed under the Securities Exchange Act of 1933, as amended, or the Exchange Act.

The Compensation Committee of the Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K and, based on such reviews and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report.

THE COMPENSATION COMMITTEE

DAVID M. MEYER (CHAIR)
MORTON E. DAVID
HOWARD GROSS
WILLIAM “BILL” R. FIELDS
MARC J. LEDER

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents compensation information for our fiscal year ended January 31, 2007 paid or accrued for each individual who served as our principal executive officer or principal financial officer during the fiscal year, our other executive officer serving at the end of the fiscal year and up to two additional individuals who would have been among the three most highly compensated executive officers (other than the principal executive and financial officers) except for the fact that the individual was not serving as an executive officer at the end of the fiscal year. We refer to these individuals as our “named executive officers” in this Annual Report on Form 10-K.

Name and Principal Position	Fiscal Year	Salary($)		Bonus ($)	Stock Awards($)(1)		Option Awards($)(1)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings($)(2)	All Other Compensation($)		Total ($)
Jerry W. Levin Chairman of the Board and Interim Chief Executive Officer	2006	0	(3)	0	4,239	(3)	162,431	0	399,999	(4)	566,669
Richard J. Thalheimer Former Chairman of the Board and Chief Executive Officer	2006	430,269	(5)	0	1,348		59,790	9,261	6,384,876	(5)(6)(7)	6,885,544
Daniel W. Nelson Sr. Vice President Finance and Controller, Interim Chief Financial Officer	2006	170,715	(8)	0	0		21,718	1,556	109,344	(6)(8)	303,333
Jeffrey P. Forgan Former Executive Vice President, Chief Financial Officer	2006	275,558	(9)	0	0		0	3,514	82,931	(6)(7)(9)	362,003
William L. Feroe Executive Vice President	2006	289,663		0	0		15,027	16,176	2,940	(6)	323,806
Tracy Wan Former President, Chief Operating Officer	2006	325,557	(10)	0	0		0	62,775	197,366	(6)(7)	585,698
Craig J. Trabeaux Former Executive Vice President, Retail Operations	2006	252,423	(11)	0	0		35,171	4,300	178,166	(6)(7)	470,060

(1)	This column represents the dollar amount recognized as compensation expense for financial statement reporting purposes with respect to fiscal 2006 for the fair value of stock options and stock awards granted during fiscal 2006 as well as prior fiscal years, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to the 2006 grants, refer to Note F—Stockholders’ Equity in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

(2)	Represents total earnings under our deferred compensation plan during fiscal 2006 as shown in the “Nonqualified Deferred Compensation” table below.
(3)	Mr. Levin became our Chairman of the Board of Directors and interim Chief Executive Officer on September 25, 2006. The compensation for Mr. Levin reported in this table includes (a) payments made to JWL Partners pursuant to the Services Agreement (described under “Employment and Severance Arrangements” below) for the services of Mr. Levin and other members of JWL Partners (which payments are included under “All Other Compensation” in the table above) and (b) compensation for Mr. Levin under our non-employee director compensation policy for his services as a director from July 6, 2006 until September 25, 2006. The “Option Awards” column does not include stock options granted to other members of JWL Partners pursuant to the terms of the Services Agreement (as described under “Employment and Severance Arrangements” below). The amount set forth in the “Stock Awards” column represents restricted stock awarded for his service as a director under our director compensation policy.
(4)	Consists of $262,500 in fees paid to JWL Partners for the services of Mr. Levin and other members of JWL Partners under the Services Agreement; $119,581 in reimbursement for travel expenses between his home and our headquarters in San Francisco and related lodging expenses; $10,000 in board retainer fees for his services as a director prior to becoming our interim Chief Executive Officer; and $7,918 in discounts for Sharper Image products pursuant to our director policy, representing an additional discount on our products available to directors under our directors’ policy that is not available to our employees.
(5)	Mr. Thalheimer’s service as our Chairman and Chief Executive Officer terminated on September 25, 2006. Following his termination of employment, he remained as a member of our board of directors until December 30, 2006, during which time he received $1,000 pursuant to our director compensation policy and $2,193 in discounts for Sharper Image products pursuant to our director policy, representing an additional discount on our products available to directors under our directors’ policy that is not available to our employees, both of which are included under “All Other Compensation”.
(6)	The amounts under “All Other Compensation” include the following company-paid personal benefits for the following named executive officers:

Name	401(k) Matching Contribution	Group Term Life Insurance	Medical Insurance	Disability Premium	Leased Car/Auto Allowance	Janitorial Service for Home Office
Richard J. Thalheimer	600	2,487	3,791	630	1,485	22,852
Daniel W. Nelson		1,040
Jeffrey P. Forgan	600	1,653
William L. Feroe	600	2,340
Tracy Wan	600	1,653
Craig Trabeaux	600	1,812			4,985

(7)	The amounts under “All Other Compensation” include severance-related benefits (paid or accrued) for these named executive officers in the following amounts (as further described under “Employment and Severance Arrangements” below):

Name	Severance Payment	Interest on Severance	Retirement Plan	Office Allowance	Medical Benefits	Paid Time-Off Payout
Richard J. Thalheimer	1,775,000	81,195	3,900,000	300,000	110,874	182,769
Jeffrey P. Forgan						30,678
Tracy Wan	32,251				96,143	66,719
Craig Trabeaux	124,615					46,154

(8)	Mr. Nelson was appointed as our Senior Vice President, Controller and Principal Accounting Officer on May 10, 2006 and became our interim Chief Financial Officer on November 8, 2006. Prior to his appointment in May 2006, he had provided consulting services to us since 1995. The amounts set forth under “All Other Compensation” includes $108,304 in consulting fees for his services during fiscal 2006 before becoming an employee in May 2006.
(9)	Mr. Forgan’s employment with us terminated on November 8, 2006. Mr. Forgan agreed to provide consulting services to us through March 8, 2007. The amounts set forth under “All Other Compensation” includes $50,000 in consulting fees for these consulting services provided during fiscal 2006.
(10)	Ms. Wan’s employment with us terminated on November 8, 2006.
(11)	Mr. Trabeaux’ employment with us terminated on December 4, 2006.

Grants of Plan-Based Awards

The following table provides information with regard to each stock option granted to each named executive officer during fiscal 2006.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units		All Other Option Awards: Number of Securities Underlying Options		Exercise or Base Price of Option Awards ($/sh)	Full Grant Date Fair Value of Stock and Option Awards($)
Jerry W. Levin	7/6/2006			2,500	(1)	10.90	15,113
	8/1/2006	417	(1)				4,358
	8/1/2006			417	(1)	10.45	2,416
	9/25/2006			60,000	(2)	9.37	221,955
	11/1/2006	747	(1)				8,239
	11/1/2006			747	(1)	11.03	4,297
Richard J. Thalheimer	11/1/2006	489	(1)				5,394
	11/1/2006			489	(1)	11.03	2,813
	12/22/2006			(3)		(3)	59,087	(3)
Daniel W. Nelson	5/15/2006			15,000		14.14	108,597
William L. Feroe	12/29/2006			(3)		(3)	7,515	(3)
Tracy Wan	12/22/2006			(3)		(3)	0	(3)

(1)	These options and stock awards were granted under our director compensation policy for periods of service in which each of Mr. Levin and Mr. Thalheimer served on our board of directors but not as an executive officer.
(2)	These options were granted to Mr. Levin upon his appointment as our interim Chief Executive Officer and Chairman of the Board. This table does not include options granted to other members of JWL Partners, as described under “Employment and Severance Arrangements” below.
(3)	Certain options held by these individuals were modified or regranted in December 2006 to have a higher exercise price as a result of the stock option review described in our public filings. The “Full Grant Date Fair Value” column above sets forth the aggregate incremental fair value of these modifications (including any other modifications to these options to extend the exercise period), if the incremental fair value was greater than zero. Because the exercise price increased, and because of other factors in the valuation model, in some cases there was no increased incremental fair value as a result of the modification. The following table sets forth the old and new exercise prices for each of these modified or regranted stock options:

Name	Amendment or Regrant Date	Number of Shares	Old Exercise Price($/sh)	New Exercise Price($/sh)	Incremental Fair Value($)
Richard J. Thalheimer	12/22/2006	192,500	9.00	16.75	3,729
	12/22/2006	28,000	8.50	9.03	34,603
	12/22/2006	36,000	6.90	9.95	19,728
	12/22/2006	75,000	11.95	17.63	853
	12/22/2006	64,000	14.91	19.97	174
	12/22/2006	75,000	23.82	25.07	—
	12/22/2006	60,000	26.10	31.68	—
William L. Feroe	12/29/2006	3,000	9.00	9.25	439
	12/29/2006	2,400	8.50	9.03	749
	12/29/2006	4,800	6.90	9.25	6,327
Tracy Wan	12/22/2006	75,000	10.63	10.81	—
	12/22/2006	100,000	9.00	16.75	—
	12/22/2006	16,000	8.50	9.03	—
	12/22/2006	15,000	6.90	9.95	—
	12/22/2006	45,000	11.95	17.63	—
	12/22/2006	27,000	14.91	19.97	—
	12/22/2006	35,000	23.82	25.07	—
	12/22/2006	25,000	26.10	31.68	—

Outstanding Equity Awards as of January 31, 2007

The following table presents the outstanding equity awards held as of January 31, 2007 by each named executive officer.

Name	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Jerry W. Levin	2,500				10.90	07/06/2016
	417	(1)			10.45	08/01/2016
							417	(1)	$4,053
	30,000	(2)	30,000	(2)	9.37	09/25/2016
	747	(1)			11.03	11/01/2016
							747	(1)	$7,261
Richard Thalheimer	192,500				16.75	04/19/2007
	28,000				9.03	04/19/2007
	36,000				9.95	04/19/2007
	75,000				17.63	04/19/2007
	64,000				19.97	04/19/2007
	75,000				25.07	12/22/2010
	60,000				31.68	12/22/2010
	90,000				12.52	12/22/2010
	489	(1)			11.03	11/1/2016
							489	(1)	$4,753
Daniel W. Nelson	3,000	(3)	12,000	(3)	14.14	05/15/2016
Jeffrey P. Forgan	35,000				13.29	11/08/2007
William L. Feroe	6,000				9.25	09/24/2019
	3,000				11.69	06/28/2010
	3,600				9.03	03/08/2011
	6,400				9.95	11/05/2011
	8,000				14.50	07/22/2012
	9,000				14.91	07/26/2012
	12,000				23.82	09/29/2013
	8,000				26.10	05/21/2014
	10,000				16.96	02/03/2015
	10,000				12.52	08/07/2015
Tracy Y. Wan	75,000				10.81	11/08/2007
	100,000				16.75	11/08/2007
	16,000				9.03	11/08/2007
	15,000				9.95	11/08/2007
	45,000				17.63	11/08/2007
	27,000				19.97	11/08/2007
	35,000				25.07	11/08/2007
	25,000				31.68	11/08/2007
	40,000				12.52	11/08/2007
Craig J. Trabeaux	24,000				9.00	06/30/2007
	4,000				15.69	03/04/2007
	4,000				8.50	06/30/2007
	4,800				6.90	06/30/2007
	6,000				14.91	03/04/2007
	12,000				23.82	03/04/2007
	9,000				26.10	03/04/2007
	10,000				15.54	03/04/2007
	10,000				12.52	03/04/2007

(1)	These options and stock awards were granted under our director compensation policy for periods of service in which each of Mr. Levin served on our board of directors but not as an executive officer. These options are immediately exercisable but the shares remain subject to repurchase until one year from the grant date.
(2)	These options granted to Mr. Levin on September 25, 2006 were 50% vested immediately, with the remaining portion becoming vested after one year of service, or earlier in the event of a change of control or specified involuntary termination events (including termination by us without cause or by JWL Partners due to our material breach of the Services Agreement).

(3)	These options vest in five equal annual installments on January 31 of each of 2007 through 2011.

Option Exercises and Stock Vested in Fiscal Year Ending January 31, 2007

No options were exercised by our named executive officers during fiscal 2006 and no stock awards held by any of our named executive officers vested during fiscal 2006.

Nonqualified Deferred Compensation

Name	Executive Contributions in Fiscal 2006 ($)(1)	Aggregate Earnings in Fiscal 2006 ($)(2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Withdrawal Forfeitures($)	Aggregate Balance at January 31, 2007 ($)
Richard J. Thalheimer	0	9,261	76,137	0	0
Daniel W. Nelson	16,992	1,556	0	0	18,558
Jeffrey P. Forgan	28,147	3,514	0	0	34,155
William L. Feroe	0	16,176	0	0	119,558
Tracy Wan	17,394	62,775	1,019,340	113,260	55,574
Craig Trabeaux	0	4,300	38,810	0	0

(1)	Under our deferred compensation plan, participants could elect to defer a portion of their salary and/or bonus. The amounts shown as contributions in fiscal 2006 are included in the salary earned for fiscal 2006 in the Summary Compensation table above. The deferred compensation plan was terminated in December 2006, meaning no further contributions may be made at this time.
(2)	Amounts deferred are paid to participants at specified events, such as termination of employment or fixed payment dates, plus earnings on the amounts deferred. Participants’ earnings are based on the returns of funds selected by the individual participant. We do not guarantee a particular rate of return and we do not make matching contributions to the deferred compensation plan.

Employment and Severance Arrangements

Services Agreement. In September 2006, we entered into a services agreement with Jerry W. Levin and JWL Partners LLC pursuant to which Mr. Levin agreed to serve as Chairman and Interim Chief Executive Officer and JWL Partners agreed to provide supporting management consulting services. The term of the agreement is one year, subject to earlier termination by either party. Compensation under the original agreement is $750,000 annually in the aggregate for the services of Mr. Levin and JWL Partners, in addition to reimbursement of travel and other business expenses. This annual fee will be payable in full in the event of an early termination of the agreement under specified circumstances, including a change of control or termination by us without cause or by JWL Partners due to our material breach of the agreement. Pursuant to the services agreement, Mr. Levin received options to purchase 60,000 shares of our common stock, and two members of JWL Partners each received an option to purchase 20,000 shares of our common stock. All of these options have an exercise price equal to the fair market value of our common stock on the grant date and were 50% vested immediately, with the remaining portion becoming vested after one year of service, or earlier in the event of a change of control or specified involuntary termination events (including termination by us without cause or by JWL Partners due to our material breach of the agreement). The services agreement also provides for indemnification of Mr. Levin, JWL Partners and certain other persons. In March 2007, we entered into an amendment to this services agreement to provide that, if requested by the Board of Directors, Mr. Levin will remain as Chairman of the Board, following our appointment of a permanent Chief Executive Officer, through September 25, 2007 (the last date of the term of the Services Agreement), with an increase in the monthly compensation paid to JWL Partners by $100,000 in the aggregate for the services of Mr. Levin and JWL Partners, which will be paid for the period starting February 1, 2007 through a period of 90 days following the end of Mr. Levin’s term under the Services Agreement as interim Chief Executive Officer, but in no event beyond September 25, 2007. This supplemental fee will be payable in full in the event of a change of control or specified involuntary termination events (including termination by us without cause or by JWL Partners due to our material breach of the agreement). The amendment also provided for the grant of options to purchase 65,301 shares of our common stock to Mr. Levin and the grant of options to purchase 21,766 shares of our common stock to each of two other members of JWL Partners. All of these options have an exercise price equal to the fair market value of our common stock on the grant date and become exercisable on September 25, 2007, or earlier in the event of a change of control or specified involuntary termination events (including termination by us without cause or by JWL Partners due to our material breach of the agreement).

CEO Employment Agreement. On March 25, 2007, we entered into an employment agreement with Mr. Steven Lightman to serve as our Chief Executive Officer. Under the agreement, which has a term of three years, he receives an initial annual base salary of $550,000 and reimbursement of certain expenses related to his relocation to the San Francisco area. He will be eligible to receive an annual incentive bonus, with a target bonus of 100% of his base salary with actual bonus to be based on achievement of performance goals set by the Board of Directors or Compensation Committee each year and the incentive bonus for fiscal 2007 prorated for the period he is actually employed. His minimum bonus for fiscal 2007 will be 50% of his salary paid during such year. He will receive options to purchase 450,000 shares of common stock, which will vest annually over 4 years and will have an exercise price equal to the fair market value of our common stock on the date of grant. If Mr. Lightman’s employment is terminated by us without cause or he resigns for good reason (as defined in the employment agreement), he will receive an amount equal to 24 months base salary (currently totaling $1.1 million), the continuation of health benefits for a period of 24 months and a prorated portion of his incentive bonus for the year in which his employment terminated.

Executive Severance Policy. In October 2006, we adopted an executive severance policy. Under the terms of the policy, if executive officers are involuntarily terminated without cause, they may be eligible to receive up to nine months of base pay and health benefits (or less if they become employed by another company during the nine-month period following termination), in exchange for signing a general release of claims against us. We reserve the right to amend, modify or terminate the policy or any portion of it at any time, and for any reason. The named executive officers eligible for this policy at January 31, 2007 were Mr. Nelson and Mr. Feroe. If Mr. Nelson had been terminated by us on January 31, 2007, he would have been eligible to receive $232,500 in severance pay. If Mr. Feroe had been terminated by us on January 31, 2007, he would have been eligible to receive $225,000 in severance pay and $10,550 in medical benefits. Mr. Trabeaux received severance benefits based on this policy, as shown in the Summary Compensation Table above.

Former Executives’ Separation Agreements. In December 2006, we entered into a Settlement Agreement with Mr. Thalheimer. Under the terms of the Settlement Agreement, in lieu of any amounts payable to Mr. Thalheimer under his employment agreement with us dated October 21, 2002, and in full satisfaction of any severance obligation of us to him, Mr. Thalheimer was entitled to receive the following amounts: (i) severance in the amount of $1,775,000 on April 1, 2007; (ii) the ability to exercise his vested stock options for an extended period of time, as described below; (iii) continued health coverage for himself and his dependents until his death (or in the case of his dependents, until the later of Mr. Thalheimer’s death or September 30, 2016); (iv) payment of a nonqualified retirement benefit of $3,900,000 on April 1, 2007; (v) $300,000 on April 1, 2007 as an allowance to assist him in renting office space and in securing secretarial assistance for three years; (vi) reimbursement of fees and expenses of counsel incurred by him in connection with the negotiation of the Settlement Agreement, up to $80,000; (vii) purchase from us certain sculptures for $10,000 (which reflects the customary directors’ discount of 50% from our retail price for these sculptures); and (viii) lifetime entitlement to retain his 50% discount on all goods sold by us, up to $50,000 per year (based on the marked retail price of such goods). As of the date of the settlement agreement, Mr. Thalheimer held 608,500 vested options to purchase shares of our common stock, which under the terms of the settlement agreement will remain outstanding until the earlier of (1) the date they expire by their own terms for reasons unrelated to Mr. Thalheimer’s termination, (2) in the case of any option granted to Mr. Thalheimer prior to October 21, 2002, March 15, 2007 (or, if later, 30 days after such options could be exercised without violating securities laws) and (3) in the case of any option granted to Mr. Thalheimer after October 21, 2002, December 22, 2010. The exercise price of certain of his options were increased as determined by the Board of Directors in connection with our restatement.

In December 2006, we entered into a separation agreement with Mr. Forgan, which superseded Mr. Forgan’s employment agreement with us dated May 10, 2006. Under the terms of the separation agreement, to the extent Mr. Forgan was eligible and elected to continue health coverage under COBRA, we agreed to pay the premiums for up to 12 months, although we have not paid any amounts under this provision. As of his termination of employment, Mr. Forgan held 35,000 vested options to purchase shares of our common stock, which under the terms of the Separation Agreement will remain outstanding until November 8, 2007 but with their exercise prices increased as determined by the Board of Directors in connection with our restatement. Mr. Forgan also agreed to provide non-financial consulting services to aid in the updating of our informational reporting system until March 8, 2007 for which he was to be paid a consulting fee equivalent to $25,000 per month.

In December 2006, we entered into a separation agreement with Ms. Wan, pursuant to which, in lieu of any amounts payable to Ms. Wan under her employment agreement with us dated May 10, 2006, and in full satisfaction of any severance obligation of us to her, Ms. Wan received severance in the amount of $32,251. Her paid health coverage will continue pursuant to the terms of the letter agreement between her and us dated October 20, 2003. As of her termination of employment, Ms. Wan held 373,000 vested options to purchase shares of our common stock, which under the terms of the separation agreement will remain outstanding until November 8, 2007, but with their exercise prices increased as determined by the Board of Directors in connection with our restatement.

Compensation Committee Interlocks and Insider Participation

From February 1, 2006 until July 6, 2006, our Compensation Committee consisted of Mort David and George James and former directors Gerald Napier and Pamela Joyner. From July 6, 2006 through January 31, 2007, our Compensation Committee consisted of David Meyer (Chair), Mort David, Bill Fields and Howard Gross, and on January 30, 2007, Marc Leder joined the Compensation Committee. None of our executive officers serves as a member of the board of directors or Compensation Committee of any entity which has one or more executive officers serving as a member of our board of directors or Compensation Committee. No member of our Compensation Committee during fiscal 2006 is our former or current officer or employee.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards(2)	Option Awards (2)	All Other Compensation (3)	Total
Morton David	$40,167	$9,978	$42,423	$2,376	$94,944
William (Bill) Fields	$29,000	$5,626	$11,822	$233	$46,681
Howard Gross	$36,500	$5,626	$11,822	$79	$54,027
George B. James	$46,333	$9,978	$42,423	$40	$98,774
Michael S. Koeneke	$33,500	$5,626	$11,822	$326	$51,274
Howard Liebman	$54,000	$5,626	$11,822	$149	$71,448
David M. Meyer	$39,500	$5,626	$11,822	$197	$57,145
Pamela Joyner(4)	$13,667	$0	$63,478	$0	$77,145
Gerald Napier(4)	$16,167	$0	$63,478	$469	$80,114
Alan Thalheimer(4)	$11,500	$0	$63,478	$367	$75,345

(1)	This table does not include Mr. Jerry W. Levin or Mr. Richard Thalheimer, who each served as both a director and an executive officer during the last fiscal year. Each of Mr. Levin and Mr. Thalheimer received compensation under our director compensation policy described below for his services as a member of the board of directors while not serving as an executive officer. This director compensation is included under “Executive Compensation” above.
(2)	This column represents the dollar amount recognized as compensation expense for financial statement reporting purposes with respect to the 2006 fiscal year for the fair value of stock options and stock awards granted during fiscal 2006 as well as prior fiscal years, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to the 2006 grants, refer to Note F—Stockholders’ Equity in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

The equity awards granted during fiscal 2006 in accordance with our director compensation policy had the following “fair values” as of the grant date: for options granted on February 1, 2006, $5.22 per share; for options granted on May 1, 2006, $8.44 per share; for options granted on July 6, 2006, $6.05 per share; for options granted on August 1, 2006, $5.79 per share; and for options granted on November 1, 2006, $5.75 per share; for restricted stock awards granted on August 1, 2006, $10.45 per share; and for restricted stock awards granted on November 1, 2006, $11.03 per share.

As of January 31, 2007, the following aggregate number of unexercised stock options and unvested restricted stock awards were held by the remaining directors named in the table above: 35,000 options and 2,500 unvested shares by Mr. David; 77,000 options and 2,500 unvested shares by Mr. James; 4,167 options and 1,667 unvested shares by Mr. Gross; 4,167 options and 1,667 unvested shares by Mr. Fields; 4,167 options and 1,667 unvested shares by Mr. Meyer; 4,167 options and 1,667 unvested shares by Mr. Liebman; 4,167 options and 1,667 unvested shares by Mr. Koeneke.

(3)	Represents discounts on our products that are more than the discounts provided to our employees (including our executive officers).
(4)	Messrs. Napier and A. Thalheimer and Ms. Joyner left the Board of Directors on July 6, 2006.

Our current compensation policy for non-employee directors is as follows:

•	Retainer fee of $6,000 per quarter

•	For any new director, an initial option to purchase 2,500 shares at an exercise price equal to the fair market value of the shares on the date of grant

•	For each fiscal quarter, grants of 1,250 restricted shares and options to purchase 1,250 shares at an exercise price equal to the fair market value of the shares on the date of grant

•	Board meeting fees of $1,000 per meeting attended

•	For the Audit Committee, meeting fees of $1,500 per meeting attended (or $2,000 for the chairman)

•	For the Compensation Committee and the Nominating and Governance Committee, meeting fees of $1,000 per meeting attended (or $1,500 for the chairman)

•	For any other committees, generally fees of $1,000 per meeting attended

In addition, we pay travel expenses for attending board meetings, and directors receive discounts on our products that are more than the discounts provided to our employees (including our executive officers).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock as of May 24, 2007, by (i) all persons known by us to beneficially own more than five percent (5%) of our outstanding common stock, (ii) each current director and each director nominee, (iii) each of our named executive officers, and (iv) all directors and executive officers as a group. All shares are subject to the named person’s sole voting and investment power except where otherwise indicated or where subject to applicable community property laws. The disinterested directors waived the provisions of Section 203 of the Delaware General Corporation Code in connection with the purchases of shares of common stock held by entities affiliated with Sun Capital Securities and by the members of the Knightspoint Group, which increased to more than 15% the percent of our common stock they each hold.

BENEFICIAL OWNERSHIP INFORMATION

Name	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Franklin Resources, Inc.	2,046,419	(2)	13.5%
Knightspoint Partners II, L.P.	3,032,966	(3)	19.9%
Wells Fargo & Company	1,563,641	(4)	10.3%
Sun Capital Securities	2,959,000	(5)	19.6%
Capital Research and Management Company	950,000	(6)	6.3%
Dimensional Fund Advisors LP	1,111,942	(7)	7.4%
Jerry W. Levin	204,828	(8)	1.4%
Steven Lightman	150,000	(9)	1.0%
Morton David	52,500	(10)	*
William “Bill” Fields	10,834	(11)	*
Howard Gross	10,834	(12)	*
George James	99,500	(13)	*
Michael Koeneke	92,834	(14)	*
Marc J. Leder	2,964,054	(15)	19.6%
Howard Liebman	10,834	(16)	*
David Meyer	92,834	(17)	*
Gary Chant	0		*
William Feroe	76,000	(18)	*
Daniel Nelson	3,000	(19)	*
Jeffrey Forgan	35,000	(20)	*
Richard Thalheimer	154,000	(21)	1.0%
Tracy Wan	378,000	(22)	2.5%
All directors and executive officers as a Group (13 persons)	3,768,052		24.8%

*	Less than one percent of class
(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of May 24, 2007 are deemed outstanding. Percentage of beneficial ownership is based upon 15,126,597 shares of common stock outstanding as of May 24, 2007. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the directors, executive officers and 5% stockholders in this table is as follows: c/o Sharper Image, 350 The Embarcadero, Sixth Floor, San Francisco, California 94105.
(2)	Based on a Schedule 13G/A filed with the Securities and Exchange Commission on February 6, 2007. The shares are owned by one or more open or closed-end investment companies or other managed accounts which are advised by direct and indirect investment advisory subsidiaries of Franklin Resources, Inc. Includes 937,400 shares beneficially owned by Templeton Investment Counsel, LLC, 900,219 shares beneficially owned by Franklin Templeton Investment Corp., 208,800 shares beneficially owned by Franklin Templeton Investment Management Limited as of December 31, 2006. Charles B. Johnson and Rupert H. Johnson, Jr. (the “Principal Shareholders”) each own in excess of 10% of the outstanding common stock of Franklin Resources Inc. and are the principal shareholders of Franklin Resources, Inc. Templeton Investment Counsel, LLC, Inc., Franklin Templeton Investments Corp., Franklin Templeton Investment Management Limited, Templeton Global Advisors Limited, Franklin Advisers, Inc. and the Principal Shareholders disclaim any economic interest or beneficial ownership in any of these shares.
(3)	Based on a Schedule 13D/A filed with the Securities and Exchange Commission on May 24, 2007. Under the rules of the Securities and Exchange Commission, Knightspoint Partners II, L.P., Knightspoint Capital Management II LLC, Knightspoint Partners LLC, Michael Koeneke, David Meyer, Starboard Value & Opportunity Master Fund Ltd., Ramius Capital Group, L.L.C., C4S & Co., L.L.C., Parche, LLC, Admiral Advisors, LLC, Peter A. Cohen, Jeffrey M. Solomon, Morgan B. Stark, Thomas W. Strauss, Michael Glazer, Jerry W. Levin, Steve Isko and Michael Popson may be deemed to be members of a group (the “Knightspoint Group”) and, as a result, each of the members may be deemed to beneficially own shares of common stock beneficially owned by each of the other members. The address of the stockholder is 787 Seventh Avenue, 9th Floor, New York, New York 10019. Includes 66,998 shares issuable upon exercise of options, which are currently exercisable or will become exercisable within 60 days after May 24, 2007, of which 16,998 are currently subject to repurchase by us at the exercise price if the Knightspoint Group directors’ (Mr. Levin, Mr. Meyer and Mr. Koeneke) service ends prior to vesting. Includes 9,498 restricted shares of stock, of which 9,498 are currently subject to repurchase by us at the exercise price if the Knightspoint Group directors’ service ends prior to vesting.
(4)	Based on a Schedule 13G/A filed with the Securities and Exchange Commission on February 7, 2007. Wells Fargo & Company, a parent holding company, has sole voting power over 1,501,766 shares and sole dispositive power over 1,563,641 shares as of December 31, 2006. Wells Fargo & Company’s address is 420 Montgomery St., San Francisco, CA 94104.
(5)	Based on a Schedule 13D/A filed with the Securities and Exchange Commission on May 24, 2007. Under the rules of the Securities and Exchange Commission, SCSF Equities, LLC, Sun Capital Securities Offshore Fund, Ltd., Sun Capital Securities Fund, L.P., Sun Capital Securities Advisors, LP, Sun Capital Securities, LLC, Marc J. Leder and Rodger R. Krouse may be deemed to be members of a group and, as a result, each of the members may be deemed to beneficially own shares of common stock beneficially owned by each of the other members. The address of the stockholder is 5200 Town Center Circle, Suite 470, Boca Raton, FL 33486.
(6)

Based on a Schedule 13G/A filed with the Securities and Exchange Commission on February 12, 2007. Capital Research and Management, a registered investment advisor, has sole voting and dispositive power over 950,000 shares as of December 29, 2006. Capital Research and Management’s address is 333 South Hope St., 55th Floor, Los Angeles, CA 90071.

(7)	Based on a Schedule 13G/A filed with the Securities and Exchange Commission on February 9, 2007. Dimensional Fund Advisors LP, a registered investment advisor, has sole voting and dispositive power over 1,111,942 shares as of December 31, 2006. Dimensional Fund Advisors Inc.’s address is 1299 Ocean Avenue, 11 Floor, Santa Monica, CA 90401.
(8)	Mr. Levin is a member of the Knightspoint Group and may be deemed to beneficially own shares of common stock beneficially owned by other members of the Knightspoint Group. See footnote 4. Mr. Levin disclaims beneficial ownership of all such shares. Based on the Schedule 13D/A filed on May 24, 2007, Mr. Levin has sole voting and dispositive power over 171,164 shares and options to purchase 128,965 shares. Of the 128,965 options, 33,664 options are currently exercisable or will become exercisable within 60 days after May 24, 2007, however, shares acquired upon exercise of 3,664 options are currently subject to repurchase by us at the exercise price if Mr. Levin’s Board service ends prior to vesting. Includes 1,164 restricted shares of stock, of which 1,164 shares are currently subject to repurchase by us at the exercise price if Mr. Levin’s Board service ends prior to vesting.
(9)	Includes 150,000 shares owned by Mr. Lightman acquired in the May 2007 purchase from Mr. Thalheimer.
(10)	Includes 10,000 shares owned by Mr. David. Includes 37,500 shares issuable upon exercise of options, which are currently exercisable or will become exercisable within 60 days after May 24, 2007, of which 5,000 shares are currently subject to repurchase by us at the exercise price if Mr. David’s Board service ends prior to vesting. Includes 5,000 restricted shares of stock, of which 5,000 shares are currently subject to repurchase by us at the exercise price if Mr. David’s Board service ends prior to vesting.
(11)	Includes 6,667 shares issuable upon exercise of options, which are currently exercisable or will become exercisable within 60 days after May 24, 2007, of which 6,667 shares are currently subject to repurchase by us at the exercise price if Mr. Fields’ Board service ends prior to vesting. Includes 4,167 restricted shares of stock, of which 4,167 shares are currently subject to repurchase by us at the exercise price if Mr. Fields’ Board service ends prior to vesting.

(12)	Includes 6,667 shares issuable upon exercise of options, which are currently exercisable or will become exercisable within 60 days after May 24, 2007, of which 6,667 shares are currently subject to repurchase by us at the exercise price if Mr. Gross’ Board service ends prior to vesting. Includes 4,167 restricted shares of stock, of which 4,167 shares are currently subject to repurchase by us at the exercise price if Mr. Gross’ Board service ends prior to vesting.
(13)	Includes 15,000 shares owned by Mr. James. Includes 79,500 shares issuable upon exercise of options, which are currently exercisable or will become exercisable within 60 days after May 24, 2007, of which 5,000 shares are currently subject to repurchase by us at the exercise price if Mr. James’ Board service ends prior to vesting. Includes 5,000 restricted shares of stock, of which 5,000 shares are currently subject to repurchase by us at the exercise price if Mr. James’ Board service ends prior to vesting.
(14)	Mr. Koeneke is a managing member of Knightspoint Partners LLC and may be deemed to beneficially own shares of common stock beneficially owned by other members of the Knightspoint Group. See footnote 3. Mr. Koeneke disclaims beneficial ownership of all such shares. Based on the Schedule 13D/A filed on May 24, 2007, Mr. Koeneke has shared voting and dispositive power over 82,000 shares. Includes 6,667 shares issuable upon exercise of options, which are currently exercisable or will become exercisable within 60 days after May 24, 2007, of which 6,667 shares are currently subject to repurchase by us at the exercise price if Mr. Koeneke’s Board service ends prior to vesting. Includes 4,167 restricted shares of stock, of which 4,167 shares are currently subject to repurchase by us at the exercise price if Mr. Koeneke’s Board service ends prior to vesting.
(15)	Mr. Leder is a managing member of Sun Capital Partners, Inc. and may be deemed to beneficially own shares of common stock beneficially owned by other members of the Sun Capital Partners. See footnote 5. Mr. Leder disclaims beneficial ownership of all such shares. Based on the Schedule 13D/A filed on May 24, 2007, includes 3,777 shares issuable upon exercise of options, which are currently exercisable or will become exercisable within 60 days after May 24, 2007, of which 3,777 shares are currently subject to repurchase by us at the exercise price if Mr. Leder’s Board service ends prior to vesting. Includes 1,277 restricted shares of stock, of which 1,277 shares are currently subject to repurchase by us at the exercise price if Mr. Leder’s Board service ends prior to vesting.
(16)	Includes 6,667 shares issuable upon exercise of options, which are currently exercisable or will become exercisable within 60 days after May 24, 2007, of which 6,667 shares are currently subject to repurchase by us at the exercise price if Mr. Liebman’s Board service ends prior to vesting. Includes 4,167 restricted shares of stock, of which 4,167 shares are currently subject to repurchase by us at the exercise price if Mr. Liebman’s Board service ends prior to vesting.
(17)	Mr. Meyer is a managing member of Knightspoint Partners LLC and may be deemed to beneficially own shares of common stock beneficially owned by other members of the Knightspoint Group. See footnote 3. Mr. Meyer disclaims beneficial ownership of all such shares. Based on the Schedule 13D/A filed on May 24, 2007, Mr. Meyer has shared voting and dispositive power over 82,000 shares. Includes 6,667 shares issuable upon exercise of options, which are currently exercisable or will become exercisable within 60 days after May 24, 2007, of which 6,667 shares are currently subject to repurchase by us at the exercise price if Mr. Meyer’s Board service ends prior to vesting. Includes 4,167 restricted shares of stock, of which 4,167 shares are currently subject to repurchase by us at the exercise price if Mr. Meyer’s Board service ends prior to vesting.
(18)	Includes 76,000 shares issuable upon exercise of options, which are currently exercisable or will become exercisable within 60 days after May 24, 2007.
(19)	Includes 3,000 shares issuable upon exercise of options, which are currently exercisable or will become exercisable within 60 days after May 24, 2007.
(20)	Includes 35,000 shares issuable upon exercise of options, which are currently exercisable or will become exercisable within 60 days after May 24, 2007.
(21)	Based on a Schedule 13D/A filed with the Securities and Exchange Commission on May 24, 2007. Includes 90,000 shares issuable upon exercise of options, which are currently exercisable or will become exercisable within 60 days after May 24, 2007.
(22)	Includes 378,000 shares issuable upon exercise of options, which are currently exercisable or will become exercisable within 60 days after May 24, 2007.

EQUITY COMPENSATION PLAN INFORMATION

We have one equity-based compensation plan, the 2000 Stock Incentive Plan, which was approved by our stockholders. The following table sets forth information as of January 31, 2007, regarding our equity compensation plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Per Share Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in the First Column)
Equity compensation plan approved by security holders	3,126,388	$15.06	582,762

We have an evergreen provision that allows for an automatic increase of shares available for issuance on the first trading day of February of each fiscal year, by an amount equal to the lesser of (i) 3% of the total number of shares of common stock outstanding on the last trading day of the immediately preceding fiscal year or (ii) 500,000 shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Nominating Committee of the Board of Directors is required under its charter to review all related party transactions and determine whether such actions are appropriate to undertake. If so, the Nominating Committee is authorized to approve such related party transactions.

Since February 1, 2006, we have engaged in the following transactions in which an executive officer, director, nominee for election as director or persons that beneficially own more than 5% of our outstanding Common Stock has an interest.

Settlement Agreement

On May 9, 2006, we, Richard J. Thalheimer, certain affiliated trusts of Mr. Thalheimer (together with Mr. Thalheimer, the “Thalheimer Entities”), and a group of investors led by Knightspoint Partners (the “Knightspoint Entities”) entered into an agreement with respect to the election of directors for the 2006 Annual Meeting of Stockholders and certain other related matters (the “Settlement Agreement”).

Pursuant to the Settlement Agreement, our Board of Directors was increased from seven to nine members at the 2006 Annual Meeting. Under the agreement, the Board nominated a slate of directors for election at the 2006 Annual Meeting consisting of Jerry W. Levin, Michael Koeneke and David Meyer (the “Knightspoint Nominees”), Mr. Thalheimer, Morton David and George James (the “Thalheimer Nominees”) and William R. Fields, Howard Gross and Howard Liebman (the “Independent Nominees”). Each of the Knightspoint Entities and the Thalheimer Entities agreed to vote in favor of such nominees at the 2006 Annual Meeting. We also agreed to appoint one Knightspoint Nominee, one Thalheimer Nominee and one Independent Nominee to serve on our Nominating Committee.

In connection with Mr. Thalheimer’s departure, the Settlement Agreement terminated.

Amendments to Rights Agreement

On May 9, 2006, we and Mellon Investor Services LLC (f/k/a ChaseMellon Shareholder Services, LLC), as Rights Agent, entered into Amendment No. 1 to the Rights Agreement dated as of June 7, 1999 (the “Rights Agreement”). Amendment No. 1 provided that the definition of “Acquiring Person” will exclude the Knightspoint Entities, but only during the time the Settlement Agreement is in effect and only to the extent the Knightspoint Entities and their affiliates or associates as a group (other than the Investor Group) are not, excluding shares held by the Thalheimer Entities, the beneficial owners of 15% or more of the shares of our common stock then outstanding.

On January 16, 2007, we and the Rights Agent entered into Amendment No. 2 to the Rights Agreement to amend and restate the definition of “Acquiring Person” to (1) increase from 15% to 20% the threshold under which the rights plan would be triggered, (2) remove the blanket exclusion of Mr. Thalheimer and his affiliated entities from the effects of the rights plan and (3) clarify that option grants by us (and the exercise of options to purchase our common stock) are excluded from the calculation of an Acquiring Person’s ownership for the purposes of the threshold.

JWL Partners Services Agreement

See the description of the Services Agreement among us, JWL Partners and Mr. Levin above under “Employment and Severance Arrangements.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte”) for professional services rendered during the fiscal years ended January 31, 2007 and 2006 were as follows:

	January 31,
	2007	2006
Audit Fees	$1,520,000	$946,000
Audit Related Fees	22,000	-0-
Tax Fees	50,000	54,125
All Other Fees	-0-	-0-

Total Fees	$1,592,000	$1,000,125

Audit fees are for professional services rendered in connection with the audit of our annual financial statements, the review of our quarterly financial statements and audit services performed in connection with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Audit fees in fiscal 2006 also includes $375,000 related to the audit of our restated financial statement and review of the independent investigation into our historical stock option practices. Audit-related fees in fiscal 2006 were related to responding to a SEC comment letter. Tax fees are for professional services rendered for tax compliance.

The Audit Committee has considered whether the provisions of services described in table above are compatible with maintaining auditor independence. Each of the permitted non-auditing services described above has been pre-approved by the Audit Committee. Unless a type of service has received general pre-approval, it will require separate pre-approval by the Audit Committee. Each pre-approval term lasts for at least 12 months until the first regularly scheduled Audit Committee meeting. The Audit Committee has delegated its pre-approval authority to its Chairman, provided the Chairman reports any pre-approval decisions to the full Audit Committee at its next regularly scheduled meeting.

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

SHARPER IMAGE CORPORATION		SHARPER IMAGE CORPORATION

By:	/S/ STEVEN LIGHTMAN	By:	/S/ DANIEL W. NELSON
	Steven A. Lightman		Daniel W. Nelson
	Chief Executive Officer, President, (Principal Executive Officer) Director		Senior Vice President Interim Chief Financial Officer (Chief Accounting Officer)

Date	May 31, 2007	Date	May 31, 2007

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven Lightman and Daniel W. Nelson, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for such person and in such person’s name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ STEVEN A. LIGHTMAN	Chief Executive Officer, President, Director	May 31, 2007
Steven A. Lightman

/S/ DANIEL W. NELSON	Senior Vice President, Interim Chief Financial Officer (Controller and Chief Accounting Officer)	May 31, 2007
Daniel W. Nelson

/s/ JERRY W. LEVIN	Chairman	May 31, 2007
Jerry W. Levin

/s/ MORTON DAVID	Director	May 31, 2007
Morton David

/s/ WILLIAM “BILL” R. FIELDS	Director	May 31, 2007
William “Bill” R. Fields

/s/ HOWARD GROSS	Director	May 31, 2007
Howard Gross

/s/ GEORGE JAMES	Director	May 31, 2007
George James

/s/ MICHAEL S. KOENEKE	Director	May 31, 2007
Michael S. Koeneke

/s/ MARC J. LEDER	Director	May 31, 2007
Marc J. Leder

/s/ HOWARD M. LIEBMAN	Director	May 31, 2007
Howard M. Liebman

/s/ DAVID M. MEYER	Director	May 31, 2007
David M. Meyer

SHARPER IMAGE CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
DESCRIPTION	Balance at Beginning of Period	Additions Charged to Costs & Expense	Deductions	Balance at End of Period
ACCOUNTS RECEIVABLE
YEAR ENDED JANUARY 31, 2007:
Allowance for doubtful accounts	$1,098	$2,113	$1,834	$1,377

YEAR ENDED JANUARY 31, 2006:
Allowance for doubtful accounts	$1,578	$187	$667	$1,098

YEAR ENDED JANUARY 31, 2005:
Allowance for doubtful accounts	$1,339	$525	$286	$1,578

RESERVE FOR REFUNDS

YEAR ENDED JANUARY 31, 2007:
Reserve for refunds	$17,270	$60,601	$59,994	$17,877

YEAR ENDED JANUARY 31, 2006:
Reserve for refunds	$19,609	$79,778	$82,117	$17,270

YEAR ENDED JANUARY 31, 2005:
Reserve for refunds	$17,161	$82,880	$80,432	$19,609

EXHIBIT INDEX

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (Registration No. 33-12755)).

3.1.1	Certificate of Amendment of the Restated Certificate of Incorporation, dated as of September 6, 2005 (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended July 31, 2005).

3.2	Amended and Restated Bylaws of Sharper Image Corporation as of October 12, 2006 (incorporated by reference to Exhibit 3.2 to Form 8-K filed October 19, 2006).

3.3	Amendment No. 1 to the Amended and Restated Bylaws of Sharper Image Corporation as of March 23, 2007 (incorporated by reference to Exhibit 3.2 to Form 8-K filed March 26, 2007).

3.4	Form of Certificate of Designation of Series A Junior participating Preferred Stock (incorporated by reference to Exhibit 3.01 to Amendment No. 2 to the Registration Statement on Form S-2).

4.1	Form of Rights Certificate (incorporated by reference to Exhibit 4.01 to Amendment No. 2 to the Registration Statement on Form S-2).

4.2	Form of Rights Agreement dated June 7, 1999 (incorporated by reference to Exhibit 4.02 to Amendment No. 2 to the Registration Statement on Form S-2).

4.3	Amendment No. 1 to the Rights Agreement dated May 9, 2006 (incorporated by reference to Exhibit 10.2 to Form 8-K filed May 12, 2006).

4.4	Amendment No. 2 to the Rights Agreement dated January 16, 2007 (incorporated by reference to Exhibit 4.1 to Form 8-K filed January 17, 2007).

*4.5	Form of Stock Option Agreement

10.1	Cash or Deferred Profit Sharing Plan, as amended (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1 (Registration No. 33-12755)).

10.2	Cash or Deferred Profit Sharing Plan Amendment No. 3 (incorporated by reference to Exhibit 10.15 to Form 10- K for fiscal year ended January 31, 1988).

10.3	Cash or Deferred Profit Sharing Plan Amendment No. 4 (incorporated by reference to Exhibit 10.16 to Form 10- K for fiscal year ended January 31, 1988).

*10.4	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.42 to the Registration Statement on Form S-1 (Registration No. 33-12755)).

*10.5	The Sharper Image 401(K) Savings Plan (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-8 (Registration No. 33-80504) dated June 21, 1994).

10.6	Sharper Image Corporation 2000 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Form 8-K filed on August 21, 2000).

*10.7	Officer Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.27 to Form 10-Q for the quarter ended October 31, 2003).

*10.8	Employment Agreement dated October 21, 2002 between the Company and Richard Thalheimer (incorporated by reference to Exhibit 10.26 to Form 10-Q for the quarter ended October 31, 2003).

10.9

Loan and Security Agreement dated October 31, 2003 between the Company and Wells Fargo Retail Finance,

LLC (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended October 31, 2003).

*10.10	Agreement dated October 20, 2003 between the Company and Tracy Y. Wan to extend medical benefits beyond employment term with the Company (incorporated by reference to Exhibit 10.16 to Form 10-K for the fiscal year ended January 31, 2005).

10.11	Lease Agreement dated May 11, 2004 between the Company and Sri Hills Plaza Venture LLC (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended April 30, 2004).

10.12

First Amendment to Loan and Security Agreement dated February 6, 2004, between the Company and Wells

Fargo Retail Finance, LLC (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended

October 31, 2004).

10.13	Second Amendment to Loan and Security Agreement dated July 6, 2004 between the Company and Wells Fargo Retail Finance, LLC (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended October 31, 2004).

10.14	Form of Indemnification Agreement between the Company and Officers of the Company (incorporated by reference to Exhibit 10.20 to Form 10-K for the fiscal year ended January 31, 2005).

10.15	Third Amendment to Loan and Security Agreement dated February 18, 2005 between the Company and Wells Fargo Retail Finance, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 22, 2005).

10.16	Fourth Amendment to Loan and Security Agreement dated November 1, 2005 between the Company and Wells Fargo Retail Finance, LLC (incorporated by reference to Exhibit 10.15 to Form 10-K for the fiscal year ended January 31, 2006).

10.17

Fifth Amendment to Loan and Security Agreement dated February 2, 2006 between the Company and Wells

Fargo Retail Finance, LLC (incorporated by reference to Exhibit 10.1 to form 8-K filed February 7, 2006).

*10.18	Offer Letter dated August 18, 2005 between the Company and Jeffrey P Forgan (incorporated by reference to Exhibit 10.1 to Form 8-K/A filed August 30, 2005).

10.19

Settlement Agreement dated May 9, 2006 between the Company, Richard Thalheimer, certain trusts associated with Richard Thalheimer, Knightspoint Partners II, L.P. and certain entities affiliated with Knightspoint Partners

II, L.P. (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 12, 2006).

*10.20	Employment Agreement between the Company and Jeffrey P. Forgan (incorporated by reference to Exhibit 10.3 to Form 8-K filed May 12, 2006).

*10.21	Employment Agreement between the Company and Tracy Wan (incorporated by reference to Exhibit 10.2 to Form 8-K filed May 12, 2006).

*10.22	2005 Officer Non-Qualified Deferred Compensation Plan dated June 15, 2006 (incorporated by reference to Exhibit 10.1 to Form 8-K/A filed June 16, 2006).

*10.23	Services Agreement between the Company, Jerry W. Levin and JW Levin Partners LLC dated September 25, 2006 (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 29, 2006).

*10.24	Sharper Image Corporation Executive Severance Policy dated October 12, 2006.

*10.25	Letter dated November 9, 2006 between the Company and Daniel W. Nelson (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 14, 2006).

*10.26	Separation Agreement dated December 22, 2006 between the Company and Tracy Wan (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 29, 2006).

*10.27	Separation Agreement dated December 22, 2006 between the Company and Richard Thalheimer (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 29, 2006).

*10.28	Separation Agreement dated December 23, 2006 between the Company and Jeffrey P. Forgan (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 29, 2006).

10.29	Settlement Agreement and Release dated January 16, 2007 by and among the Company, Manuel Figueroa and Dixie M. Garner (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 19, 2007).

*10.30	Offer Letter dated January 30, 2007 between the Company and Gary Chant.

*10.31	Amendment Number 1 to the Services Agreement between the Company, Jerry W. Levin and JW Levin Partners LLC dated March 8, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 9, 2007).

*10.32	Employment Agreement dated March 25, 2007 between the Company and Steven A. Lightman (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 26, 2007).

*10.33	Offer Letter dated May 8, 2007 between the Company and Rebecca L. Roedell.

10.34	Amended and Restated Loan and Security Agreement dated May 25, 2007 between the Company and Wells Fargo Retail Finance, LLC.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Interim Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement covering executive officers or directors of the Company.