Form 10-Q
period 2007-04-30
SHARPER IMAGE CORP
filed 2007-06-18
CIK 811696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2007

or

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

Common Stock, $0.01 par value, 15,127,847 shares as of June 13, 2007

SHARPER IMAGE CORPORATION

FORM 10-Q

For the Quarter Ended April 30, 2007

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHARPER IMAGE CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)	April 30, 2007	January 31, 2007	April 30, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$1,314	$18,014	$29,702
Short-term investments	—	—	5,200
Accounts receivable, net of allowance for doubtful accounts of $1,282, $1,377 and $1,495	10,471	13,076	20,349
Merchandise inventories	77,581	76,772	91,556
Deferred income taxes	18,276	16,720	15,809
Prepaid income taxes	2,310	2,314	16,914
Prepaid expenses and other	10,419	5,186	10,394

Total Current Assets	120,371	132,082	189,924
Property and equipment, net	81,890	86,140	102,635
Deferred tax assets	45,238	35,339	828
Other assets	10,756	10,433	10,609

Total Assets	$258,255	$263,994	$303,996

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$30,933	$35,711	$33,198
Accrued expenses	14,379	20,152	11,055
Accrued compensation	5,343	5,014	4,653
Reserve for refunds	16,579	17,877	16,415
Revolving loan	18,681	—	593
Deferred revenue	31,398	31,997	36,656

Total Current Liabilities	117,313	110,751	102,570

Other liabilities	29,141	28,046	31,964
Long-term borrowings	5,753	2,031	—

Total Liabilities	152,207	140,828	134,534
Commitments and contingencies (see Note E)

Stockholders’ Equity:
Preferred stock, $0.01 par value:
Authorized 3,000,000 shares: Issued and outstanding, none	—	—	—
Common stock, $0.01 par value:
Authorized 50,000,000 shares: Issued and outstanding 15,121,197, 14,973,397 and 14,953,720 shares	151	150	150
Additional paid-in capital	115,304	114,839	113,909
Retained earnings (accumulated deficit)	(9,407)	8,177	55,403

Total Stockholders’ Equity	106,048	123,166	169,462

Total Liabilities and Stockholders’ Equity	$258,255	$263,994	$303,996

See Notes to Condensed Financial Statements

SHARPER IMAGE CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)	Three Months Ended April 30,
	2007	2006
REVENUES:
Net sales	$65,794	$104,044
Delivery and other	1,843	2,804

	67,637	106,848

COSTS AND EXPENSES:
Cost of products	37,567	54,210
Buying and occupancy	19,996	20,397
Advertising	6,083	22,352
Selling, general and administrative	31,692	31,189

	95,338	128,148

OTHER INCOME:
Interest income	121	298
Interest expense	(222)	(77)
Other expense	(34)	—

	(135)	221

Loss Before Income Tax Benefit	(27,836)	(21,079)

Income tax benefit	(11,051)	(8,411)

Net Loss	$(16,785)	$(12,668)

Net Loss per Share
Basic and diluted	$(1.12)	$(0.85)

Weighted-Average Number of Shares
Basic and diluted	15,000,350	14,952,512

See Notes to Condensed Financial Statements

SHARPER IMAGE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)	Three Months Ended April 30,
	2007	2006
Cash used for operating activities:
Net loss	$(16,785)	$(12,668)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	5,960	6,941
Stock-based compensation	300	96
Deferred rent expenses and landlord allowances	1,148	(309)
Deferred income taxes	(10,054)	(25)
Loss on disposal of equipment	63	14
Change in operating assets and liabilities:
Accounts receivable	2,605	(3,002)
Merchandise inventories	(809)	12,742
Prepaid income taxes	4	(9,082)
Prepaid expenses and other	(6,783)	(695)
Accounts payable, reserve for refunds and accrued expenses	(11,520)	(11,263)
Deferred revenue, taxes payable and other liabilities	(2,852)	1,362

Cash used for operating activities	(38,723)	(15,889)

Cash provided by (used for) investing activities:
Property and equipment expenditures	(1,712)	(2,764)
Purchases of short-term investments	—	(1,500)
Sale of short-term investments	—	6,650

Cash provided by (used for) investing activities	(1,712)	2,386

Cash provided by financing activities:
Proceeds from long-term borrowings	3,722	—
Proceeds from issuance of common stock resulting from stock options exercised	1,318	41
Excess tax benefits from stock based compensation	14	—
Principal borrowings on revolving loan credit facility	27,081	593
Principal payments on revolving loan credit facility	(8,400)	(237)

Cash provided by financing activities	23,735	397

Net decrease in cash and cash equivalents	(16,700)	(13,106)

Cash and cash equivalents at beginning of period	18,014	42,808

Cash and cash equivalents at end of period	$1,314	$29,702

Supplemental disclosure of cash paid for:
Interest	$25	$60
Income taxes	$188	$822

See Notes to Condensed Financial Statements

SHARPER IMAGE CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A—Interim Financial Statements

Basis of Presentation

The condensed balance sheets at April 30, 2007 and 2006, and the related condensed statements of operations and cash flows for the three-month periods ended April 30, 2007 and 2006 have been prepared by Sharper Image Corporation (the “Company”) without audit. In the opinion of management, the condensed financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of April 30, 2007 and 2006, and for the three-month period then ended. The balance sheet at January 31, 2007, presented herein, has been derived from the audited balance sheet of the Company.

Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, filed with the SEC for the fiscal year ended January 31, 2007, which includes additional disclosures, including the Company’s significant accounting policies.

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

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events then known to management that have been recognized in our financial statements or tax returns. In estimating future tax consequences, all expected future events then known to management are considered other than changes in the tax law or rates. The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company takes into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.

New Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”—FIN 48 clarifies the accounting for uncertainty in taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company adopted FIN 48 on February 1, 2007, and as a result of the implementation of FIN 48, recognized a $1.4 million increase in the liability for unrecognized tax benefits, which is offset by an increase in the deferred tax asset of $1.3 million; the adoption resulted in a reduction of $0.8 million to the beginning balance of retained earnings. Of the $1.4 million of unrecognized tax benefits, $0.1 million (net of tax benefit), if recognized, would effect the Company’s effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. Upon adoption, the Company recorded a liability of $0.8 million for interest and no liability for penalties.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Services (IRS) for the years ended January 31, 2004 through 2006. The Company’s state income tax returns are open to audit under the statute of limitations for the years ending January 31, 2003 through 2006.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 is effective for fiscal 2008. We are currently in the process of assessing the impact the adoption of SFAS 157 will have on our financial position, cash flows or results of operations.

In February 2007, the FASB issued, SFAS 159 – “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company anticipates adopting SFAS 159 effective February 1, 2008. The Company does not anticipate the adoption of SFAS 159 will have a material impact on its financial position.

NOTE B—Employee Stock Compensation

The Company recognized total equity-based compensation expense of $300,000 and $96,000 for the quarters ended April 30, 2007 and 2006, respectively, which was recorded in buying and occupancy and selling, general and administrative expenses.

A summary of the activity under the stock option plans for the quarter ended April 30, 2007 is as follows:

	Number of Options	Weighted average exercise price
Balance at January 31, 2007	3,129,398	$17.97
Granted	145,110	$9.88
Exercised	(147,800)	$8.92
Canceled	(540,789)	$13.34

Balance at April 30, 2007	2,585,919	$17.73

The aggregate intrinsic value of options exercised during the quarters ended April 30, 2007 and 2006 were $351,460 and $14,665, respectively.

The weighted-average fair value of stock options granted during the three-month periods ended April 30, 2007 and 2006 was $3.81 and $5.22 per share, respectively. As of April 30, 2007, there was approximately $497,000 (before any related tax benefit) of unrecognized compensation cost related to non-vested share-based compensation that is expected to be recognized over the remainder of fiscal 2007.

The table below presents the weighted-average assumptions used in the model for the quarters ended April 30, 2007 and 2006. The expected life of the options represents the period of time the options are expected to be outstanding and is based on the guidance provided in SEC Staff Accounting Bulletin No. 107 “Share-Based Payment.” Expected stock price volatility is based on consideration of historical and implied volatilities. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and that has a term equal to the expected life.

Weighted-average assumptions

	Three Months Ended April 30,
	2007	2006
Expected life of options (years)	4	6
Expected stock price volatility	45.72%	52.58%
Risk-free interest rate	4.59%	4.95%
Expected dividend yield	0%	0%

NOTE C—Earnings per Share

Basic earnings per share is computed as net income available to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares to be issued through stock option exercises.

	Three Months Ended April 30,
	2007	2006
Net loss	$(16,785,000)	$(12,668,000)

Basic weighted average shares of common stock outstanding during the period	15,000,350	14,952,512
Add:
Assumed options exercised due to exercise price being less than average market price net of assumed stock repurchases	—	—

Diluted weighted-average number of shares outstanding	15,000,350	14,952,512

Basic and Diluted loss per share	$(1.12)	$(0.85)

The potential effects of stock options to purchase 1,935,671 and 1,825,840 shares, respectively, were excluded from the diluted loss per share for the three-month periods ended April 30, 2007 and 2006 because their inclusion in net loss periods would be anti-dilutive.

NOTE D—Revolving Credit Facility and Long-Term Debt

The Company has a revolving secured credit facility with Wells Fargo Retail Finance, LLC (“Wells Fargo”). The credit facility allows borrowings against a “borrowing base” determined by inventory levels and specified accounts receivable. The credit facility is secured by the Company’s inventory, accounts receivable, and specified other assets.

On May 25, 2007, the Company amended its revolving secured credit facility with Wells Fargo, among other things to increase the amount available during specified times of the year to $120.0 million from $85.0 million and to increase the amounts that can be borrowed against eligible accounts receivable and inventory. In addition, on May 25, 2007, Wells Fargo executed a letter of commitment to provide the Company with a term loan in an amount up to $20.0 million based upon 25.0% of the appraised value of, and secured by substantially all of, the Company’s intellectual property, including trademarks. The commitment letter is subject to negotiation of definitive agreements, an acceptable appraisal of the value of the Company’s intellectual property and other customary conditions, including that there has been no material adverse change in the Company’s business. There is no assurance that the term loan will ultimately become available or as to the appraised value of the Company’s intellectual property.

If the Company requires additional funding to meet its cash flow needs, it may seek to obtain such funding through, among other things, additional loans or the issuance of debt or equity securities. However, additional funding may not be available on terms acceptable to the Company, or at all. If the Company is unable to meet its liquidity needs, its business and operating results would be adversely affected.

The Company has borrowed $5.8 million using life insurance policies for executives as collateral. The Company can only borrow using the life insurance policies as collateral if the borrowings are to be used for payments due under the Company’s deferred compensation plan. These borrowings bear interest at 0.75% and do not require interest payments because the growth in the underlying cash values allows for interest payments.

NOTE E—Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities; except as noted below, management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

(a) On or before April 15, 2006, there were five class action law suits (“actions”) filed against the Company alleging that the Ionic Breeze does not perform as claimed. The actions are filed on behalf of purchasers of the Ionic Breeze in the State Courts of California (San Francisco) and Florida (Jacksonville), as well as the U.S. District Courts of Maryland, Florida (Miami) and the Central District of California. Only the San Francisco action has been certified for class representation. The Florida State Court action was stayed pending resolution of the ongoing San Francisco case. The Maryland case has been dismissed.

On January 16, 2007, the Company entered into a Settlement Agreement and Release (the “Agreement”) in the case pending in the United States District Court for the Southern District of Florida, Miami Division, covering all persons who purchased an Ionic Breeze branded product between May 6, 1999 and the effective date of the Agreement who do not opt out of the Agreement (the “Settlement Class”). The Agreement relates to claims made with respect to the performance, effectiveness and safety of the Ionic Breeze line of indoor air purification products (the “Claims”). The Agreement provides for the full release of the Company by all members of the Settlement Class with respect to the Claims. On January 25, 2007, the Court gave preliminary approval to the Agreement and enjoined all other Ionic Breeze actions. A hearing on the settlement is expected to occur in August 2007. There can be no assurance that the court will provide final approval to this settlement agreement or that the agreement will not be modified. Further, litigation can consume substantial financial and management resources.

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

(b) In November 2006, a plaintiff commenced a purported stockholders’ derivative action relating to the Company’s historical option grant practices in the State Court of California (San Francisco), naming as defendants certain of the Company’s current and former officers and directors. The Company is also named as a nominal defendant. The plaintiff alleges that she is one of the Company’s stockholders and seeks to recover, on the Company’s behalf, damages the Company incurred by, among other things, improper option grants. The plaintiff also seeks equitable relief, including corporate governance reforms. The case is in the initial stages of procedure and a response to the recently-filed amended complaint was filed on June 1, 2007. A hearing on such response is currently expected to be held in August 2007. On October 13, 2006, the Company’s board of directors received a letter from another alleged shareholder who asserted that he would commence a shareholders’ derivative action if the Company’s board of directors failed to cause the Company to commence action against current and former directors and members of management relating to the Company’s historical options practices. The Company believes it has responded, and continues to respond, appropriately to concerns regarding the conduct related to the Company’s historical option grant practices.

NOTE F – Segment Information

The Company classifies its business interests into three reportable segments: retail stores, catalog and direct marketing and Internet. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies of the Annual Report for the fiscal ended January 31, 2007 (Note A of the Notes to Financial Statements). The Company evaluates performance and allocates resources based on operating contribution, excluding unallocated corporate general and administrative costs and income taxes. The Company’s reportable segments are strategic business units that offer the same products and services and utilize common merchandising, distribution and marketing functions, and common information systems and corporate administration. The Company does not have inter-segment sales, but the segments are managed separately because each segment has different channels for selling the products.

Financial information for the Company’s business segments is as follows:

	Three Months Ended April 30,
(in thousands)	2007	2006
Revenues:
Stores	$44,142	$56,763
Catalog and Direct Marketing	4,872	23,545
Internet	10,049	17,198
Other	8,574	9,342

Total Revenues	$67,637	$106,848

Operating Contributions (loss):
Stores	$(12,451)	$(7,244)
Catalog and Direct Marketing	(445)	(2,160)
Internet	390	(1,241)
Corporate and Other	(15,330)	(10,434)

Loss before income tax benefit	$(27,836)	$(21,079)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Results of Operations and Financial Condition and the historical financial information and notes thereto contained in our report on Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. In this Quarterly Report on Form 10-Q, we state our beliefs of future events and of our future financial performance and statements that are not purely historical are “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). In some cases, you can identify these so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words, and other comparable words. You should be aware that those statements are only our expectations, and actual results may significantly vary from such expectations. In evaluating those statements, you should specifically consider various factors, including the risks and uncertainties listed in “Risk Factors” in our Annual Report on Form 10-K and, wherever applicable, as updated in this Quarterly Report on Form 10-Q, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other reports we file with the SEC. Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors we currently know about. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. These risks and uncertainties include, among other factors, the success of our new business strategy, our ability to continue to find, develop and offer attractive merchandise to customers, the outcome of pending litigation, changes in business and economic conditions, and changes in the competitive environment in which we operate. Our actual results could differ materially from management’s expectations because of changes in these factors. Other factors and risks could adversely affect our operations, business or financial results of our businesses in the future and could also cause actual results to differ materially from those contained in our forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements.

Overview

We are a multi-channel specialty retailer. Our mission is to project quality, excitement and innovation. Our three principal selling channels include The Sharper Image specialty stores throughout the United States, The Sharper Image catalog and the Internet through our primary website, www.sharperimage.com. We also have business-to-business sales teams for marketing our exclusive and proprietary products for corporate incentive and reward programs and wholesale to selected U.S. and international retailers. In addition, through our Brand Licensing Division, we are licensing The Sharper Image brand to select third parties to allow them to sell The Sharper Image branded products to specialty and other retailers.

We have been experiencing declining sales and profitability since approximately the first quarter of fiscal 2005. Fiscal 2006 was extraordinarily challenging for us, with continued declines in sales and profitability, significant changes both in senior management and in our board of directors and a time-consuming investigation into our historical stock option grant practices. We are continuing the process of substantially revising nearly all aspects of our business strategies including a multi-channel marketing strategy that will deliver a consistent value to our customers. We believe these changes will result in a reinvigorated Sharper Image brand and further our goal of providing consistent growth and profitability for our stockholders. In March 2007, our board appointed Steven A. Lightman to be our President and Chief Executive Officer, and on June 1, Rebecca L. Roedell assumed the position of Chief Financial Officer.

During the first quarter of fiscal 2007, cash used in operations was $38.7 million compared to $15.9 million in fiscal 2006. As we continue to revise our business strategies, we currently expect negative cash flows from operations during the first three quarters and positive cash flows from operations during our fourth quarter. On May 25, 2007, we amended our revolving secured credit facility with Wells Fargo, to increase the amount available during specified times of the year to $120.0 million from $85.0 million, to drop the EBITDA-related financial covenant that applied if our eligible borrowing base fell below $20.0 million and to increase the amounts that can be borrowed against eligible accounts receivable and inventory. In addition, on May 25, 2007, Wells Fargo executed a letter of commitment to provide us with a term loan in an amount up to $20.0 million based upon 25.0% of the appraised value of, and secured by substantially all of, our intellectual property, including trademarks. The commitment letter is subject to negotiation of definitive agreements, an acceptable appraisal of the value of our intellectual property and other customary conditions, including that there has been no material adverse change in our business. We cannot provide any assurance that the term loan will ultimately become available or as to the appraised value of our intellectual property.

Results of Operations

We have been experiencing declining sales and profitability since approximately the first quarter of fiscal 2005. Fiscal 2006 and the first quarter of fiscal 2007 continued to prove extraordinarily challenging for us, with continued declines in sales and profitability. Our comparable store sales have declined in the past years, 1.1% in fiscal 2004, 16.0% in fiscal 2005 and 25.4% in fiscal 2006 and, for the first quarter of fiscal 2007, decreased 22.3% compared to the same prior year periods. Although we expect our new business strategy will ultimately reverse this trend, we do not expect many of the benefits of our new businesses strategy to occur until after fiscal 2007. There can be no assurance that our new business strategy will be successful. In recent years, our success has substantially depended on a few products. For example, in the first quarter of fiscal 2007 and in fiscal 2006, 2005 and 2004, our air-purification line of products generated 16.4%, 23.4%, 27.7% and 40.0% of our revenues and our massage chair line of products generated 5.3%, 6.3%, 9.1% and 8.8% of our revenues. Because of competitive pressures in these product lines, we anticipate revenues from these product lines to continue to decline.

A summary of our operating results is presented below. This discussion includes our results presented on the basis required by generally accepted accounting principles.

The following table presents our results of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended April 30,
	2007	2006
Revenues:
Net store sales	65.3%	53.1%
Net catalog sales	7.2	22.0
Net Internet sales	14.9	16.1
Net wholesale sales	10.0	6.1
Delivery and other	2.6	2.7

Total Revenues	100.0%	100.0%

Costs and Expenses:
Cost of products	55.5%	50.7%
Buying and occupancy	29.6	19.1
Advertising	9.0	20.9
Selling, general and administrative	46.9	29.2

	141.0%	119.9%

Operating loss	(41.0)%	(19.9)%
Other income (expense), net	(0.2)	0.2

Loss before income tax benefit	(41.2)%	(19.7)%
Income tax benefit	(16.4)	(7.8)

Net loss	(24.8)%	(11.9)%

The following table presents the components of, and period-to-period percentage change in, total revenues for the periods indicated:

	Three Months Ended April 30,
(Dollars in thousands, except percentages)	2007	Percent Change	2006
Revenues:
Net store sales	$44,142	(22.2)%	$56,763
Net catalog and direct marketing sales	4,872	(79.3)	23,545
Net Internet sales	10,049	(41.6)	17,198
Net wholesale sales	6,731	3.0	6,538

Total net sales	65,794	(36.8)%	104,044
Delivery and other	1,843	(34.3)	2,804

Total revenues	$67,637	(36.7)%	$106,848

The following table presents the components of, and period-to-period percentage change in, total costs and expenses for the periods indicated:

	Three Months Ended April 30,
(Dollars in thousands)	2007	Percent Change	2006
Costs and expenses:
Cost of products	$37,567	(30.7)%	$54,210
Buying and occupancy	19,996	(2.0)	20,397
Advertising	6,083	(72.8)	22,352
Selling, general and administrative	31,692	1.6	31,189

Total costs and expenses	$95,338	(25.6)%	$128,148

Revenues

The decrease in our total revenues for the first quarter of fiscal 2007 compared to the same period in fiscal 2006 was due primarily to a decrease in the sales of our proprietary designed and Sharper Image branded products, in particular our air purification product line and massage chairs and to a lesser extent, general decreases in other product categories. Approximately $33.4 million of the decrease in total revenues was due to decreased sales of our air purification product line resulting from increased competition, decreased product refurbishing, decreased advertising specifically designed for this product line, including discontinued infomercials and decreased single product mailers, as well as decreased catalog circulation. Approximately $3.7 million of the decrease in total revenues was due to decreased sales of our massage chair product line, including a 77.1% decline in units sold, resulting from increased competition at lower price points for similar products and decreased advertising including decreased catalog circulation. The balance of the decrease in total revenue was a result of declining sales across other product categories resulting from decreased advertising, including decreased catalog circulation, and changes in sales mix. In the first quarter of fiscal 2007 we decreased advertising by 72.8% compared to the same period in fiscal 2006. Decreases in advertising including catalog circulation and the elimination of infomercials affected each of our sales channels.

Sales of Sharper Image branded products decreased to approximately 44.2% of total revenues in the first quarter of fiscal 2007 from approximately 71.2% in the same period in fiscal 2006. Returns and allowances remained relatively constant at 10.4% of sales for the first quarter of fiscal 2007 compared to 10.3% in the same period in fiscal 2006.

As of April 30, 2007, we operated 186 The Sharper Image stores in 38 states and the District of Columbia. During the first quarter of fiscal 2007 we closed one store. In the first quarter of fiscal 2007, we experienced a 20.4% increase in store transactions and a 37.8% decrease in average revenue per store transaction compared to the same period in fiscal 2006. The decrease in average revenue per transaction is a reflection of the general trends in revenues described above as well as changes in our product mix which included products with lower price points. Average revenue per transaction in our store channel is calculated by dividing the amount of sales, exclusive of delivery revenue and sales taxes by the number of transactions. Comparable store sales for the first quarter of fiscal 2007 decreased 22.3% compared to the same period in fiscal 2006. Comparable store sales is not a measure that has been defined under accounting principles generally accepted in the United States of America. We define comparable store sales as sales from stores where selling square feet did not change by more than 15% in the previous 12 months and which have been open for at least 12 months. A store opened on or prior to the 15th of a month is treated as open for the entire month. Stores generally become comparable once they have a full year of comparable sales for the annual calculation. We believe that comparable store sales, which excludes the effect of a change in the number of stores open, provides a more useful measure of the performance of our store sales channel than does the absolute change in aggregate net store sales.

In our catalog segment, which includes sales generated by catalog mailings, single product mailers, print advertising and infomercials, we experienced a 41.5% decrease in transactions and a 32.8% decrease in average net revenue per transaction in the first quarter of fiscal 2007 compared to the same period in fiscal 2006. The decrease in net catalog and direct marketing revenues was due to the general trends in revenues described above, in particular our discontinuation of infomercial advertising of our air purification products and the decrease in catalog circulation.

In our internet segment, which includes our www.sharperimage.com website and The Sharper Image and eBay auction websites, we experienced a 25.4% decrease in transactions and a 19.0% decrease in average revenue per transaction in the first quarter of fiscal 2007 compared to the same period in fiscal 2006. The decrease in Internet revenues was due to the general trends in revenues described above as well as to a 4.5% decrease in Internet advertising, which includes paid-for search engine key word placement and revenue share costs incurred for affiliate programs.

Cost of Products

The decrease in cost of products in the first quarter of fiscal 2007 compared to the same period in fiscal 2006 was due primarily to our decreased sales, offset in part by changes in our merchandise mix and the reduction of the refurbishment program. The gross margin rate for the first quarter of fiscal 2007 was 44.3%, compared to 49.3% in the same period in fiscal 2006, as a result of higher unit costs for certain third-party products, increases in promotional and incentive activities and product markdowns. Our gross margins may not be comparable to those of other retailers, since some retailers include the costs related to their distribution network in cost of products while we, and other retailers, exclude them from gross margin and include them instead in selling, general and administrative expenses.

Buying and Occupancy

The decrease in buying and occupancy costs in the first quarter of fiscal 2007 compared to the same period in fiscal 2006 reflects the closure of eight net stores, offset in part by higher rents in other stores. Buying and occupancy costs as a percentage of revenues increased in the first quarter of fiscal 2007 compared to the same period in fiscal 2006 as a larger portion of these costs is fixed.

Advertising

The decrease of 72.8% in total advertising in the first quarter of fiscal 2007 compared to the same period in fiscal 2006 reflects our decision to decrease television infomercial advertising, solo mailers and radio advertising spending by 100.0%, print media and advertising spending by 56.3% and catalog spending by 25.5%. In the first quarter of fiscal 2007 compared to the same period in fiscal 2006, the Sharper Image catalog pages circulated were reduced by 22.0% and The Sharper Image catalogs circulated were reduced by 28.5%. Advertising expenses as a percentage of total revenues decreased to 9.0% in the first quarter of fiscal 2007 compared to 20.9% in the same period in fiscal 2006, as we scaled back advertising while we focused on improving our product offerings and customer store experience. Our advertising strategy will continue to be an important factor in our future revenue growth and we expect to increase advertising spending from current levels during the remainder of fiscal 2007. We will continue to review the return on investment of our advertising campaigns to ensure that advertising costs are reasonable and effective for us.

Selling, General and Administrative Expenses

The $0.5 million increase in selling, general and administrative (“SG&A”) for the first quarter of fiscal 2007 compared to the same period in fiscal 2006 is primarily attributable to a $0.8 million increase in management support and consulting services, a $1.4 million increase in legal and professional fees related to the class action suits, stock option practices and assistance with delinquent SEC filings and a $0.3 million increase in commission due to the re-introduction of a sales-based commission model; these increases were offset in part by a $1.3 million decrease in variable expenses due to decreased net sales and a $0.7 million decrease in credit card charge-backs.

Other Income and Expense

The decrease in other income (expense) for the first quarter of fiscal 2007 compared to the same period in fiscal 2006 reflects increased interest expense due to higher outstanding balances on our credit facility and other borrowings and decreased interest income due to lower amounts of cash, cash equivalents and short-term investments.

Liquidity and Capital Resources

We met our short-term liquidity needs and our capital requirements in the first quarter of fiscal 2007 primarily through $18.4 million of net borrowings under our credit facility and $3.7 million of borrowings against the cash surrender value of life insurance policies for executives, and through cash balances on hand. Although we believe that cash flow generated from operations and amounts available under our credit facility will be sufficient to fund our operations for at least the next twelve months, if we continue to incur substantial losses we may require additional debt financing or require equity financing to fund our operating requirements in the future. If we require additional funding to meet our cash flow needs, we may be required to seek such funding through, among other things, additional loans or the issuance of debt or equity securities. However, additional funding may not be available to us on acceptable terms, or at all.

Net cash used by operating activities totaled $38.7 million for the first quarter of fiscal 2007. The $22.8 million increase in net cash used by operating activities is primarily due to increased loss and also due to a decrease in accounts payable and accrued expenses balances, offset by a decrease in inventory balances between our fiscal year-end and the end of the first quarter of fiscal 2006. As we continue to implement our revised business strategy, we currently expect negative cash flows from operations during the first three quarters of fiscal 2007 to exceed positive cash flows from operations during our fourth quarter.

Net cash used by investing activities totaled $1.7 million for the first quarter of fiscal 2007, which reflects purchases of property and equipment.

Net cash provided by financing activities totaled $23.7 million resulting from net borrowings of $18.7 million on our line of credit, borrowing of $3.7 million against the cash surrender value of life insurance policies for executives and $1.3 million from options exercises.

On May 25, 2007, we amended our revolving secured credit facility with Wells Fargo, to increase the amount available during specified times of the year to $120.0 million from $85.0 million, to drop the EBITDA-related financial covenant that applied if our eligible borrowing base fell below $20.0 million and to increase the amounts that can be borrowed against eligible accounts receivable and inventory. In addition, on May 25, 2007, Wells Fargo executed a letter of commitment to provide us with a term loan in an amount up to $20.0 million based upon 25.0% of the appraised value of, and secured by substantially all of, our intellectual property, including trademarks. The commitment letter is subject to negotiation of mutually acceptable pricing and maturity terms and definitive agreements, an acceptable appraisal of the value of our intellectual property and other customary conditions, including that there has been no material adverse change in our business. We cannot provide any assurance that the term loan will ultimately become available or as to the appraised value of our intellectual property.

Summary Disclosure about Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments increased from amounts disclosed as of January 31, 2007, including increase of $3.4 million for purchase obligations, $1.4 million of additional liabilities related to uncertain tax positions recorded upon adoption of FIN 48, borrowings of $18.7 million on our revolving line of credit facility, and $3.7 million in additional long term borrowings. During the quarter ended April 30, 2007, the gross unrecognized tax benefit did not change materially. We are unable to reasonably estimate when cash payments of the liability for uncertain tax positions will occur. Borrowings on our revolving credit facility are considered to be due in less than one year and our additional long-term borrowings are due after five years.

Critical Accounting Judgments and Estimates

The preparation of our financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and contingent liabilities. We base our judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making estimates about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events then known to management that have been recognized in our financial statements or tax returns. In estimating future tax consequences, all expected future events then known to management are considered other than changes in the tax law or rates. As of April 30, 2007, our deferred tax asset related to net operating loss carryforwards was approximately $46.0 million. If our new business strategy is not successful and we continue to incur negative cash flows from operations, we may need to substantially increase the valuation reserve on our deferred tax assets related to net operating loss carryforwards.

For a discussion of other accounting judgments and estimates that we have identified as critical in the preparation of our financial statements, please refer to our 2007 Annual Report on Form 10-K.

Seasonality

Our business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the holiday shopping season. In recent past years, a substantial portion of our total revenues and all or most of our net earnings, if any, have occurred in the fourth fiscal quarter ending January 31. The results of operations for these interim periods are not necessarily indicative of the results for the full fiscal year.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that may have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which include changes in interest rates and, to a minimal extent, foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes.

The interest payable on our credit facility is based on variable interest rates and therefore is affected by changes in market interest rates. If interest rates on the average balance of our variable rate debt increased 0.8% (10% from the bank’s reference rate as of April 30, 2007), our results from operations and cash flows would not have been materially affected. In addition, we have fixed and variable income investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates. We do not use derivative financial instruments in our investment portfolio.

We enter into a significant amount of purchase obligations outside of the United States, which are settled in U.S. Dollars and, therefore, have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks and believe that foreign currency exchange risk is immaterial.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Based on such evaluation and the material weaknesses described below, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of April 30, 2007.

Material Weaknesses in Internal Control Over Financial Reporting

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

Our Chief Executive Officer and our Chief Financial Officer have concluded that as of April 30, 2007 our internal control over financial reporting was not effective based on the criteria described in the COSO Internal Control—Integrated Framework.

A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management identified the following as material weaknesses as of April 30, 2007.

•

During fiscal 2006, we restated our prior financial statements and in March 2007 filed an amended annual report on Form 10-K/A for the year ended January 31, 2006, an amended quarterly report on Form 10-Q/A for the three month period ended April 30, 2006. We were also delinquent in filing our annual report on Form 10-K for the year ended January 31, 2007 and quarterly reports on Form 10-Q for the three month periods ended July 31, 2006 and October 31, 2006. The restatement resulted from a lack of adequate controls over the granting of stock options and the related documentation. The result of this weakness was the use of incorrect accounting measurement dates for certain stock option grants and resulted in errors in the recorded amount of compensation expense for prior years. The Special Committee and the Board of Directors approved a remediation plan implemented in the first quarter of fiscal 2007, however, we did not make any substantial grants under this remediation plan and accordingly had not been able to test its effectiveness as of April 30, 2007.

•

Subsequent to the initial close of the general ledger for the fiscal year ended January 31, 2007, we and our independent registered public accountants identified a number of adjusting journal entries required to be made in order for the financial statements to be in accordance with generally accepted accounting principles. In addition, as a result of the restatement of our prior year financial statements and filing of our amended Form 10-K for the year ended January 31, 2006, an amended Form 10-Q for the three months ended April 30, 2006 and our quarterly reports for the periods ended July 31, 2006 and October 31, 2006 in March 2007, we needed additional time to complete the year-end closing process for the fiscal year ended January 31, 2007 and were unable to file our Annual Report on Form 10-K until May 31, 2007. This delay caused us further delay in beginning the initial close of the general ledger for the first quarter of fiscal 2007, which forced us to seek an extension of the time in which to file this report on Form 10-Q. Management concluded that the need for these post closing journal entries and the untimely closing of the books collectively constituted a material weakness in the design of our internal control over financial reporting.

•

In accordance with SFAS 144, we performed an analysis of potential stores whose assets may be impaired based upon historical and projected performance, but determined that our analysis was not completed in accordance with generally accepted accounting principles. Because we had identified improper calculation of asset impairment under SFAS 144 to be a significant deficiency in the fiscal year ended January 31, 2006, which had not been timely remediated, we concluded that the errors constituted a material weakness as of January 31, 2007. We have not been able to remediate this material weakness as of April 30, 2007.

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

Changes in Internal Control over Financial Reporting

Other than described below, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15(e) or 15d-15(e) that was conducted during the first quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The changes described below have materially affected our internal control over financial reporting.

The Special Committee has also recommended, and the Board of Directors has agreed, that we should improve our procedures relating to the granting of options. Accordingly, during the first quarter of fiscal 2007 the Board of Directors adopted the following procedures with respect to all future annual option grants:

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

On February 12, 2007, Gary Chant became our Senior Vice President, Human Resources and Administration. Steven A. Lightman joined as our President and Chief Executive Officer effective April 9, 2007, and on June 1, 2007, Rebecca L. Roedell assumed the position of Chief Financial Officer.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL MATTERS

Refer to Note E to our financial statements of this Quarterly Report on Form 10-Q for a discussion of recent developments related to our legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no significant changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended January 31, 2007.

ITEM 6.	EXHIBITS

Exhibits
*10.1	Amendment Number 1 to the Services Agreement between the Company, Jerry W. Levin and JW Levin Partners LLC dated March 8, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 9, 2007).

*10.2	Employment Agreement dated March 25, 2007 between the Company and Steven A. Lightman (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 26, 2007).

*10.3	Offer Letter dated May 8, 2007 between the Company and Rebecca L. Roedell (incorporated by reference to Exhibit 10.33 to Form 10-K for the fiscal year ended January 31, 2007).

10.4	Amended and Restated Loan and Security Agreement dated May 25, 2007 between the Company and Wells Fargo Retail Finance, LLC (incorporated by reference to Exhibit 10.34 to Form 10-K for the fiscal year ended January 31, 2007).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer

*	Management contract or compensatory plan or arrangement covering executive officers or directors of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHARPER IMAGE CORPORATION

Date: June 18, 2007	by:	/s/ Steven A. Lightman
Steven A. Lightman
President
Chief Executive Officer

	by:	/s/ Rebecca L Roedell
Rebecca L. Roedell
Executive Vice President
Chief Financial Officer