Form 10-Q
period 2007-07-31
SHARPER IMAGE CORP
filed 2007-09-10
CIK 811696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2007

or

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

Common Stock, $0.01 par value, 15,149,247 shares as of September 6, 2007

SHARPER IMAGE CORPORATION

FORM 10-Q

For the Three and Six Months Ended July 31, 2007

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

Sharper Image Corporation

Condensed Balance Sheets

(Unaudited)

(Dollars in thousands, except per share amounts)	July 31, 2007	January 31, 2007	July 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$801	$18,014	$23,024
Accounts receivable, net of allowance for doubtful accounts of $1,484, $1,377 and $1,396	10,693	13,076	19,633
Merchandise inventories	70,489	76,772	87,266
Deferred income taxes	16,875	16,720	15,809
Prepaid income taxes	2,310	2,314	2,544
Prepaid expenses and other	4,842	5,186	12,938

Total Current Assets	106,010	132,082	161,214
Property and equipment, net	76,945	86,140	99,932
Deferred income taxes and other deferred assets	58,785	35,339	828
Other assets	10,966	10,433	10,794

Total Assets	$252,706	$263,994	$272,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$32,662	$35,711	$32,051
Accrued expenses	13,590	20,152	12,510
Accrued compensation	4,839	5,014	4,384
Reserve for refunds	16,239	17,877	15,913
Revolving credit facility	32,927	—	—
Deferred revenue	32,003	31,997	36,736

Total Current Liabilities	132,260	110,751	101,594
Deferred rent and other deferred liabilities	28,497	28,046	15,988
Long term borrowings	5,945	2,031	—

Total Liabilities	166,702	140,828	117,582

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value:
Authorized 3,000,000 shares: Issued and outstanding, none	—	—	—
Common stock, $0.01 par value:
Authorized 50,000,000 shares: Issued and outstanding 15,149,247, 14,973,397 and 14,970,097 shares	151	150	150
Additional paid-in capital	115,887	114,839	114,253
Retained earnings (accumulated deficit)	(30,034)	8,177	40,783

Total Stockholders’ Equity	86,004	123,166	155,186

Total Liabilities and Stockholders’ Equity	$252,706	$263,994	$272,768

See Notes to Condensed Financial Statements

Sharper Image Corporation

Condensed Statements of Operations

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(Dollars in thousands, except per share amounts)	2007	2006	2007	2006
REVENUES:
Net sales	$77,612	$104,142	$143,406	$208,186
Delivery	2,064	2,791	3,733	5,421
List rental and licensing	609	223	783	397

	80,285	107,156	147,922	214,004

COSTS AND EXPENSES:
Cost of products	47,010	56,404	84,577	110,614
Buying and occupancy	19,418	20,224	39,414	40,621
Advertising	9,344	19,359	15,426	41,711
Selling, general and administrative	36,611	35,488	68,303	66,677

	112,383	131,475	207,720	259,623

OTHER INCOME (EXPENSE):
Interest income	27	246	148	544
Interest expense	(695)	(159)	(918)	(236)
Other expense	(231)	(93)	(264)	(93)

	(899)	(6)	(1,034)	215

Loss Before Income Tax Benefit	(32,997)	(24,325)	(60,832)	(45,404)
Income tax benefit	(12,369)	(9,705)	(23,420)	(18,116)

Net Loss	$(20,628)	$(14,620)	$(37,412)	$(27,288)

Net Loss Per Share
Basic and Diluted	$(1.36)	$(0.98)	$(2.48)	$(1.82)

Weighted Average Number of Shares
Basic and Diluted	15,136,894	14,963,297	15,069,754	14,957,994

See Notes to Condensed Financial Statements

Sharper Image Corporation

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended July 31,
(Dollars in thousands)	2007	2006
Cash used for operating activities:
Net loss	$(37,412)	$(27,288)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	11,702	14,008
Impairment of property and equipment	663	—
Stock based compensation	869	361
Deferred rent expenses and landlord allowances	(1,580)	(845)
Loss on disposal of property and equipment	287	114
Deferred income taxes	(25,792)	(16,518)
Change in operating assets and liabilities:
Accounts receivable	2,383	(2,286)
Merchandise inventories	6,283	17,032
Prepaid expenses and other	(492)	1,957
Accounts payable, accrued expenses and compensation, reserve for refunds, and taxes payable	(11,382)	(11,726)
Deferred revenue and other liabilities	2,037	2,552

Net cash used for operating activities	(52,434)	(22,639)

Cash provided by (used for) investing activities:
Capital expenditures	(3,192)	(7,348)
Purchases of short-term investments	—	(1,500)
Sale of short-term investments	—	11,850
Proceeds from sale of assets	—	22

Cash provided by (used for) investing activities	(3,192)	3,024

Cash provided by (used for) financing activities:
Proceeds from long-term borrowings	3,914	—
Proceeds from issuance of common stock	1,567	68
Excess tax benefits from stock based compensation	5	—
Principal borrowings on revolving credit facility	93,322	—
Principal payments on revolving credit facility	(60,395)	(237)

Cash provided by (used for) financing activities	38,413	(169)

Net decrease in cash and cash equivalents	(17,213)	(19,784)

Cash and cash equivalents at beginning of period	18,014	42,808

Cash and cash equivalents at end of period	$801	$23,024

Supplemental disclosure of cash paid for:
Interest	$556	$186
Income taxes	$188	$827

See Notes to Condensed Financial Statements

Sharper Image Corporation

Notes to Condensed Financial Statements

Note A—Nature of Business and Basis of Presentation

The Sharper Image – Nature of Business

Sharper Image Corporation (the “Company”) is a multi-channel specialty retailer with three principal selling channels - The Sharper Image specialty stores throughout the United States of America (“U.S.”), the Sharper Image catalog and the Internet, primarily through its website, www.sharperimage.com. The Company also has business-to-business sales teams for marketing its exclusive and proprietary products for corporate incentive and reward programs and wholesale to selected U.S. and international retailers. The Company’s brand licensing division establishes relationships with third parties that license the Sharper Image trademark for their high-end products for sales through the Company’s sales channels or through other retailers.

Basis of Presentation

The interim condensed balance sheets at July 31, 2007 and 2006, and the related interim condensed statements of operations for the three-month and six-month periods ended July 31, 2007 and 2006 and statements of cash flows for the six-month periods ended July 31, 2007 and 2006 have been prepared by the Company without audit. In the opinion of management, the interim condensed financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at July 31, 2007 and 2006, the results of operations for the three-month and six-month periods then ended, and cash flow for the six-month periods then ended. The balance sheet at January 31, 2007, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended.

Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these interim condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these interim condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, filed with the SEC for the fiscal year ended January 31, 2007, which includes additional disclosures, including the Company’s significant accounting policies.

The Company’s business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the holiday shopping season. A substantial portion of the Company’s total revenues and all or most of the Company’s net earnings and positive cash flows, if any, from operating activities usually occur during the fourth quarter ending January 31. The Company, as is typical in the retail industry, generally experiences lower revenues, lower operating results and negative cash flows from operating activities during the other quarters and has incurred and may continue to incur losses and negative cash flows from operating activities in these quarters. The results of operations for these interim periods are not necessarily indicative of the results for the full fiscal year.

Use of Estimates

The preparation of interim condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ materially from estimates and assumptions made.

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is in the process of evaluating the impact of the adoption of SFAS 157, but does not believe it will have a material impact on its operating results and financial position.

In February 2007, the FASB issued, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at their fair value. If the fair value option is adopted, unrealized gains and losses will have to be recognized at the end of each of the subsequent reporting periods. The Company is in the process of evaluating the impact of the adoption of SFAS 159, but does not believe that it will have a material impact on its operating results or its financial position.

Note B—Income Taxes

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

The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.

As of July 31, 2007, the deferred tax assets related primarily to net operating loss carry forwards was approximately $71.5 million, an increase of approximately $37.4 million from the fiscal 2006 year end. If the Company continues to incur operating losses and negative cash flows from operations through the end of fiscal 2007, substantial increases to the valuation allowance may be required.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS 109” (“FIN 48”), which clarifies the accounting for uncertainty in taxes recognized in an entity’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company adopted FIN 48 on February 1, 2007, and as a result of the implementation of FIN 48, recognized a $1.4 million increase in the liability for unrecognized tax benefits, offset by an increase in the deferred tax asset of $1.3 million; the adoption resulted in a reduction of $0.8 million to the beginning balance of retained earnings. Of the $1.4 million of unrecognized tax benefits, $0.1 million (net of tax benefit), if recognized, would effect the Company’s effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. Upon adoption, the Company recorded a liability of $0.8 million for interest and no liability for penalties. As of July 31, 2007, the total amount of unrecognized tax benefit was approximately $1.4 million.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Services (“IRS”) for the years ended January 31, 2004 through 2006. The Company’s state income tax returns are open to audit under the statute of limitations for the years ending January 31, 2003 through 2006.

NOTE C—Employee Stock Compensation

The Company recognized total equity-based compensation expense of $569,000 and $265,000 for the three-month periods ended July 31, 2007 and 2006, respectively. For the six-month periods ended July 31, 2007 and 2006, the Company recognized total equity-based compensation of $869,000 and $361,000, respectively. These expenses were recorded under buying and occupancy and selling, general and administrative expenses.

A summary of the activity under the Company’s stock option plans for the six months ended July 31, 2007 is as follows:

	Number of Options	Weighted average exercise price
Balance at January 31, 2007	3,129,398	$17.97
Granted	145,110	$9.88
Exercised	(147,800)	$8.92
Canceled	(540,789)	$13.34

Balance at April 30, 2007	2,585,919	$17.73
Granted	855,000	$12.44
Exercised	(28,050)	$8.90
Canceled	(270,672)	$21.19

Balance at July 31, 2007	3,142,197	$14.58

The aggregate intrinsic value of options exercised during the six-month period ended July 31, 2007 and 2006 was $567,000 and $76,900, respectively. For the three-month period ended July 31, 2007 and 2006, the intrinsic value of the options exercised was $90,900 and $62,300, respectively.

The weighted-average fair value of stock options granted during the three-month periods ended July 31, 2007 and 2006 was $6.23 and $7.04 per share, respectively. As of July 31, 2007, there was approximately $5.3 million (before any related tax benefit) of unrecognized compensation cost, related to non-vested share-based compensation, that is expected to be recognized over approximately 4 years.

The table below presents the weighted-average assumptions used in the calculation of fair value model for the six-month period ended July 31, 2007 and 2006. The expected life of the options represents the period of time the options are expected to be outstanding and is based on the guidance provided in SEC Staff Accounting Bulletin No. 107 “Share-Based Payment.” Expected stock price volatility is based on consideration of historical and implied volatilities. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and that has a term equal to the expected life.

Weighted-average assumptions	Six Months Ended July 31,
	2007	2006
Expected life of options (years)	5	6
Expected stock price volatility	45.89%	52.62%
Risk-free interest rate	4.97%	4.92%
Expected dividend yield	0%	0%

NOTE D—Earnings (Loss) per Share

Basic earnings (loss) per share of common stock is computed as earnings (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share of common stock, is computed by dividing the earnings (loss) by the weighted average number of common shares and potentially dilutive common stock equivalents outstanding during the period. Diluted earnings (loss) per share, reflects the potential dilution that could occur from common shares to be issued through stock options.

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
Net loss	$(20,628,000)	$(14,620,000)	$(37,412,000)	$(27,288,000)

Average shares of common stock outstanding during the period	15,136,894	14,963,297	15,069,754	14,957,994
Add:
Assumed options exercised due to exercise price being less than average market price net of assumed stock repurchases	—	—	—	—

Diluted weighted average number of shares outstanding	15,136,894	14,963,297	15,069,754	14,957,994

Basic and Diluted loss per share	$(1.36)	$(0.98)	$(2.48)	$(1.82)

The potential effects of stock options to purchase 2,250,000 and 1,833,000 shares for the three-month periods ended July 31, 2007 and 2006, respectively, and the potential effects of stock options to purchase 2,346,000 and 1,833,000 shares for the six-month periods ended July 31, 2007 and 2006, respectively, were excluded from the diluted loss per share, because their inclusion in net loss periods would be anti-dilutive.

NOTE E—Revolving Credit Facility and Long-Term Debt

The Company has a revolving credit facility that allows borrowings against a “borrowing base” determined by inventory levels and specified accounts receivable. The revolving credit facility is secured by the Company’s inventory, accounts receivable and other assets.

On May 25, 2007, the Company amended its revolving credit facility agreement to among other things, increase the amount available during specified times of the year to $120.0 million from $85.0 million and to increase the amounts that can be borrowed against eligible accounts receivable, inventory and other assets. The amended revolving credit facility expires on May 25, 2012.

Subsequent to quarter-end, on August 20, 2007, the revolving credit facility was amended and restated to provide the Company with a term loan in an amount up to $20.0 million. Of this term loan, $10.0 million was made available immediately, with the balance $10.0 million expected to be made available within 45 days from August 20, 2007 upon completion of a syndication. The term loan margin is set at LIBOR plus 4.5%. The term loan is repayable over a period of five years in monthly installments subject to mandatory pre-payment in certain circumstances. Mandatory and voluntary prepayments of the term loan are subject to a 1.0% early termination fee on any pre-payment amount.

As of July 31, 2007, outstanding borrowings were $32.9 million and letter of credit commitments outstanding under the revolving credit facility were $10.6 million. As of August 21, 2007, the amount available for borrowing under the Company’s revolving credit facility and term loan was approximately $14.0 million, not including the additional $10.0 million of the term loan to be made available upon completion of a syndication.

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

The Company has borrowed $5.9 million at July 31, 2007 against life insurance policies for executives. The Company can only borrow using the life insurance policies as collateral if the borrowings are to be used for payments due under the Company’s deferred compensation plan or for certain other payments. These borrowings bear interest at 0.75% and do not require cash interest payments as the growth in the underlying cash values funds the interest payments.

NOTE F—Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities; except as noted below, management believes that the resolution of these matters will not have a material adverse effect on the Company’s interim condensed financial statements taken as a whole.

(a) On or before April 15, 2006, there were five class action lawsuits (“actions”) filed against the Company related to its Ionic Breeze product. The actions are filed on behalf of purchasers of the Ionic Breeze in the State Courts of California (San Francisco) and Florida (Jacksonville), as well as the U.S. District Courts of Maryland, Florida (Miami) and the Central District of California. Only the San Francisco action has been certified for class representation. The Florida State Court action was stayed pending resolution of the ongoing San Francisco case. The Maryland and Central District of California cases have been dismissed.

On January 16, 2007, the Company entered into a Settlement Agreement and Release (the “Agreement”) in the case pending in the United States District Court for the Southern District of Florida, Miami Division, covering all persons who purchased an Ionic Breeze branded product between May 6, 1999 and the effective date of the Agreement who do not opt out of the Agreement (the “Settlement Class”). The Agreement relates to claims made with respect to the performance, effectiveness and safety of the Ionic Breeze line of indoor air purification products (the “Claims”). The Agreement provides for the full release of the Company by all members of the Settlement Class with respect to the Claims. On January 25, 2007, the Court gave preliminary approval to the Agreement. On June 22, 2007 and on July 30, 2007, the Company amended and further amended certain terms of the Agreement, including some of the considerations to be provided to the Settlement Class. On August 16, 2007, a fairness hearing was held in Miami, Florida. As of September 10, 2007 a decision has not been rendered regarding the Agreement. There can be no assurance that the court will provide final approval to this Agreement or that the Agreement will not be further modified. Further, litigation could consume substantial financial and management resources.

The Agreement, as amended, provides, among other things:

•

that the Company will pay (i) up to $1.9 million to the plaintiff’s attorneys for fees and expenses and (ii) all notice and other costs of administering the settlement. In fiscal 2006, the Company recorded such $1.9 million in selling, general and administrative expenses. Costs of administering the settlement and the Company’s own outside legal fees were approximately $1.5 million and $2.1 million in the three months and six months ended July 31, 2007, respectively. Additional costs of administering the settlement and legal fees will be expensed as incurred and could total several million dollars.

•

that the Company will make available free Ozone Guard attachments for floor models of Ionic Breeze for two years to members of the Settlement Class who purchased such models and the Company would design a compatible Ozone Guard attachment for a certain Ionic Breeze floor model. The Company cannot estimate the costs of providing free Ozone Guards, which will be based on the number of members of the Settlement Class that request an Ozone Guard.

•

that the Company will test all current and future Ionic Breeze models for ozone emissions using the UL 867 test protocol as conducted through an independent testing laboratory and will not sell any Ionic Breeze model that has not passed the UL 867 standard to which the standard applies

•	for certain restrictions with respect to the Company’s advertisements of the Ionic Breeze line of indoor air purification products.

•

that the Company will issue a $19.00 merchandise credit which will be valid for two years for each unit purchased at a cost in excess of $100.00 (excluding tax and shipping) and the Company will issue only one merchandise credit to each member of the Settlement Class for all Ionic Breeze® products purchased by that member of the Settlement Class at an individual price greater than $0.00 but less than or equal to $100.00 (excluding tax and shipping). The Company will mail the merchandise credits directly to those members of the Settlement Class that are currently in the Company’s database or that provide proof of purchase. The merchandise credits may be used to purchase any product offered by the Company. The merchandise credits may be transferred and aggregated (subject to limitations on redemption of transferred credits). Finally, if at the time of the merchandise credits’ two-year expiration date, the ultimate redemption of the merchandise credits falls below a specified percentage of the available credits, and the Company shows in its financial statements a positive net income for the preceding four fiscal quarters prior to the expiration of the merchandise credits, the Company will pay a percentage of its positive net income to charity, not to exceed ten (10%) percent of the positive net income of the Company.

The Company estimates that there are approximately 3.4 million members of the Settlement Class that will be entitled to approximately 5.8 million merchandise credits. As of this date, the Company has not taken a charge for the redemption; however, the Company’s operating results during certain periods may be adversely affected by future redemptions of such credits and providing the Ozone Guards. The actual effects on our operating results will depend on, among other things, the merchandise mix purchased using the credits, timing of any redemption of the credits and the number of Settlement Class members that request an Ozone Guard. Therefore, no accrual for such merchandise credit has been made.

(b) In November 2006, a plaintiff commenced a purported stockholders’ derivative action relating to the Company’s historical option grant practices in the State Court of California (San Francisco), naming as defendants certain of the Company’s current and former officers and directors. The Company is also named as a nominal defendant. The plaintiff alleges that she is one of the Company’s stockholders and seeks to recover, on the Company’s behalf, damages the Company incurred by, among other things, improper option grants. The plaintiff also seeks equitable relief, including corporate governance reforms. The case is in the initial stages of procedure and on June 1, 2007, the Company as well as the named officers and directors, made motions seeking to have the case dismissed. A hearing on such response is currently expected to be held in November 2007. On October 13, 2006, the Company’s board of directors received a letter from another alleged shareholder who asserted that he would commence a shareholders’ derivative action if the Company’s board of directors failed to cause the Company to commence action against current and former directors and members of management relating to the Company’s historical options practices. The Company believes it has responded, and continues to respond, appropriately to concerns regarding the conduct related to the Company’s historical option grant practices.

NOTE G – Segment Information

The Company classifies its business interests into three reportable segments: stores, catalog and direct marketing and Internet. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies of the Annual Report for the fiscal ended January 31, 2007 (Note A of the Notes to Financial Statements). The Company evaluates performance and allocates resources based on operating contribution, excluding unallocated corporate general and administrative costs and income taxes. The Company’s reportable segments are strategic business units that offer the same products and services and utilize common merchandising, distribution and marketing functions, and common information systems and corporate administration. The Company does not have inter-segment sales, but the segments are managed separately because each segment has different channels for selling the products.

Financial information for the Company’s business segments is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(Dollars in thousands)	2007	2006	2007	2006
Revenues:
Stores	$57,373	$64,653	$101,515	$121,416
Catalog and direct marketing	5,765	18,271	10,637	41,816
Internet	9,817	15,095	19,866	32,293
Other	7,330	9,137	15,904	18,479

Total Revenues	$80,285	$107,156	$147,922	$214,004

Loss before income tax benefit:
Stores	$(11,862)	$(8,739)	$(24,313)	$(15,983)
Catalog and direct marketing	(2,895)	(1,313)	(3,341)	(3,473)
Internet	(317)	1,078	74	(163)
Unallocated selling, general and administrative expenses	(17,923)	(15,351)	(33,252)	(25,785)

Total Loss before income tax benefit	$(32,997)	$(24,325)	$(60,832)	$(45,404)

NOTE H – Subsequent Event

On September 10, 2007, the Company announced its plan to close its Richmond, Virginia distribution center as part of its strategic plan to streamline functions and increase efficiency across its operations. The Richmond, Virginia distribution center, which presently handles order processing, fulfillment, and customer service, will phase out its operations over the next several months and transition its workload to the Company’s two other distribution centers located in Little Rock, Arkansas and Ontario, California.

PART I—FINANCIAL INFORMATION

ITEM 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

Cautionary Statement Regarding Forward-Looking Statements

The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Results of Operations and Financial Condition and the historical financial information and notes thereto contained in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. In this Quarterly Report on Form 10-Q, we state our beliefs of future events and of our future financial performance and statements that are not purely historical are “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). In some cases, you can identify these so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words, and other comparable words. You should be aware that those statements are only our expectations, and actual results may significantly vary from such expectations. In evaluating those statements, you should specifically consider various factors, including the risks and uncertainties listed in “Risk Factors” in our Annual Report on Form 10-K and, wherever applicable, as updated in this Quarterly Report on Form 10-Q, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other reports we file with the SEC. Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors we currently know about. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. These risks and uncertainties include, among other factors, the success of our new business strategy, our ability to continue to find, develop and offer attractive merchandise to customers, the outcome of pending litigation, changes in business and economic conditions, and changes in the competitive environment in which we operate. Our actual results could differ materially from management’s expectations because of changes in these factors. Other factors and risks could adversely affect our operations, business or financial results of our businesses in the future and could also cause actual results to differ materially from those contained in our forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements.

Overview

We are a multi-channel specialty retailer. Our mission is to project quality, excitement and innovation. Our three principal selling channels include The Sharper Image specialty stores throughout the U.S., The Sharper Image catalog and the Internet, primarily through our website, www.sharperimage.com. We also have business-to-business sales teams for marketing our exclusive and proprietary products for corporate incentive and reward programs and wholesale to selected U.S. and international retailers. In addition, our brand licensing division establishes relationships with third parties that license the Sharper Image trademark for their high end products for sales through the Company’s sales channels or through other retailers.

As of July 31, 2007, we operated 186 stores in 38 states and the District of Columbia. In addition to our stores, we operate catalog and direct marketing and Internet sales channels.

We have been experiencing declining sales and profitability since the first quarter of fiscal 2005. The last 18 months were extraordinarily challenging for us, with continued declines in sales and profitability, significant changes both in senior management and in our Board of Directors and resources consumed for the investigation into our historical stock option grant practices. We are continuing the process of substantially revising nearly all aspects of our business strategies including a multi-channel marketing strategy that will deliver consistent value to our customers. We believe these changes will result in a reinvigorated Sharper Image brand and further our goal of providing consistent profitability and growth for our stockholders.

During the first six months of fiscal 2007, cash used in operations was approximately $52.4 million compared to $22.6 million in fiscal 2006. As we continue to revise our business strategies, we currently expect negative cash flows from operations during the third quarter and positive cash flows from operations during our fourth quarter. On August 20, 2007, we amended our revolving credit facility to increase the amount available during specified times of the year to $140.0 million, including a term loan in an amount up to $20.0 million. Of this $20.0 million term loan, $10.0 million was made available immediately and the remaining $10.0 million is expected to be available within 45 days of August 20, 2007, upon completion of a syndication.

The Company’s business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the holiday shopping season. A substantial portion of the Company’s total revenues and all or most of the Company’s net earnings and positive cash flows if any, from operating activities usually occur during the fourth quarter ending January 31each fiscal year. The Company, as is typical in the retail industry, generally experiences lower revenues, lower operating results and negative cash flows from operating activities during the other quarters and has incurred and may continue to incur losses and negative cash flows from operating activities in these quarters. The results of operations for these interim periods are not necessarily indicative of the results for the full fiscal year.

Results of Operations

Our comparable store sales have declined in the past years, 1.1% in fiscal 2004, 16.0% in fiscal 2005, 25.4% in fiscal 2006 and, 16.7% for the six-month period ended July 31, 2007. Although we expect our new business strategy will ultimately reverse this trend, we do not expect many of the benefits of our new businesses strategy to occur until after fiscal 2007. There can be no assurance that our new business strategy will be successful. In recent years, our success has substantially depended on a few products. For example, our air-purification line of products generated 27.7%, 23.4% and 13.0% of our revenues for fiscal 2005, fiscal 2006, and the six months ended July 31, 2007, respectively. Our massage chair line of products generated 9.1%, 6.3% and 5.4% of our revenues for fiscal 2005, fiscal 2006, and the six months ended July 31, 2007, respectively.

The decrease in our total revenues for the three and six-month periods ended July 31, 2007 compared to the same period in fiscal 2006 was primarily due to a decrease in the sales of our proprietary designed and Sharper Image branded products, in particular our air purification product line, and massage chairs from third parties. For the three and six-month periods ended July 31, 2007, approximately $19.7 and $53.1 million of the decrease in total revenues, respectively, was due to decreased sales of our air purification product line resulting from increased competition, decreased product refurbishing, decreased advertising specifically designed for this product line, including discontinued infomercials and decreased single product mailers, as well as decreased catalog circulation. Approximately $2.8 million and $6.5 million of the decrease in total revenues for the three and six-month periods ended July 31, 2007, respectively, was due to decreased sales of our massage chair product line, including a 57.1% decline in units sold for the three-month period and 67.7% for the six-month period, resulting from increased competition and decreased advertising, including decreased catalog circulation. The balance of the decrease in total revenue was a result of comparable sales against the lines that were not a strategic fit with the Company. Without these product lines, total other product sales have increased by 5.9% for the six-month period ended July 31, 2007 and increased by 10.8% for the three-month period ended on that date. In the second quarter of fiscal 2007 we decreased advertising spending by 51.7% compared to the same three-month period in fiscal 2006, including the elimination of infomercials, which affected each of our sales channels; and decreased catalog circulation, which was down 16.8% for the second quarter. Total advertising decreased by 63.0% for the six months ended July 31, 2007 compared to the same period last year.

Sales of Sharper Image branded products decreased to approximately 39% of total revenues in the second quarter of fiscal 2007 from approximately 59% in the same period in fiscal 2006. Returns and allowances remained relatively constant at 10.5% of sales for the second quarter of fiscal 2007 compared to 10.4% in the same period in fiscal 2006.

As of July 31, 2007, we operated 186 The Sharper Image stores in 38 states and the District of Columbia. In the three-month period of the second quarter of fiscal 2007, we experienced an 8.3% decrease in store transactions mainly attributed decreased advertising and generally declining retail trends, and a 3.3% decrease in average revenue per store transaction, when compared to the same period in fiscal 2006. For the six months ended July 31, 2007, we experienced a 19.9% decrease in average revenue per store transaction, partially offset by a 2.4% increase in store transactions. The decrease in average revenue per transaction is a reflection of the general trends in our product mix and decline in sales of air purification products and massage chairs. Average revenue per transaction in our store channel is calculated by dividing the amount of sales, exclusive of delivery revenue and sales taxes, by the number of transactions.

Comparable store sales for the six-month period ended July 31, 2007 decreased 16.7% compared to the same period in fiscal 2006, comparable store sales for the three-month period ended July 31, 2007 were down 10.1% when compared to the same period of fiscal 2006. Comparable store sales, is not a measure that has been defined under GAAP. We define comparable store sales as sales from stores where selling square feet did not change by more than 15% in the previous 12 months and which have been open for at least 12 months. A store opened on or prior to the 15th of a month is treated as open for the entire month. Stores generally become comparable once they have a full year of comparable sales for the annual calculation. We believe that comparable store sales, which excludes the effect of a change in the number of stores open, provides a more useful measure of the performance of our store sales channel than does the absolute change in aggregate net store sales.

In our catalog and direct marketing segment, which includes sales generated by catalog mailings, single product mailers, print advertising and infomercials, we experienced a 51.2% decrease in transactions and a 1.7% decrease in average net revenue per transaction in the three-month period ended July 31, 2007 compared to the same period in fiscal 2006. For the six months ended July 31, 2007, there was a 46.8% decrease in transactions and an 18.7% decrease in average net revenue per transaction compared to the same period in fiscal 2006. The decrease in net catalog and direct marketing revenues was due to the general trends in revenues described above, and in particular our discontinuation of infomercial advertising of our air purification products and the decrease in catalog circulation.

In our Internet segment, which includes our www.sharperimage.com website, we experienced a 33.4% decrease in transactions and a 6.0% decrease in average revenue per transaction in the three months ended July 31, 2007 compared to the same period in fiscal 2006. For the six months ended July 31, 2007, there was a 29.7% decrease in transactions and a 12.6% decrease in average net revenue per transaction compared to the same period in fiscal 2006. The decrease in Internet revenues was due to the general trends in revenues described above as well as discontinuing our sales category of refurbished products.

Cost of Products

Cost of products decreased $9.4 million, or 16.7%, and $26.0 million, or 23.5%, for the three-month and six-month periods ended July 31, 2007 respectively, when compared to the same prior year periods. The gross margin rate for the three-month period ended July 31, 2007 decreased to 40.8% from 47.3% for the same prior year period, and the gross margin rate for the six-month period ended July 31, 2007 decreased to 42.9% from 48.2% for the same prior year period; these decreases were a result of product mix, specifically due to a decrease in sales of proprietary designed and Sharper Image branded products, which generally have higher gross margin rates, but higher associated development cost.

Our gross margin rate fluctuates with the changes in our merchandise mix, primarily with respect to the proportion of sales due to our proprietary designed and Sharper Image branded products. Additionally, on-line stores, other selected promotional activities and free shipping offers, will, in part, tend to reduce our gross margin rate. Our gross margins may not be comparable to those of other retailers, since some retailers include the costs related to their distribution network in cost of products while we, and other retailers, exclude them from gross margin and include them instead in selling, general and administrative expenses. We cannot accurately predict future gross margin rates.

Buying and Occupancy

Buying and occupancy costs decreased $0.8 million, or 4.0%, and $1.2 million, or 3.0%, for the three-month period and six-month periods ended July 31, 2007, respectively, from the comparable prior year periods, reflecting the decrease in number of stores offset in part by rent increases associated with lease renewals or contracted rent increases. Buying and occupancy costs as a percentage of total revenues increased to 24.2% for the three-month period ended July 31, 2007 from 18.9% and increased to 26.7% for the six-month period ended July 31, 2007 from 19.0% from the comparable prior year periods, primarily due to lower-than-expected sales in all channels.

Advertising

We decreased our marketing efforts in the six-month period ended July 31, 2007 as compared to the prior year period in order to first implement strategies and new products and improve quality of service needed to support the business model. We expect advertising expense (without television infomercial spending) for the remainder of fiscal 2007 to be at a level consistent with the same period of fiscal 2006.

Advertising expense for the three-month period ended July 31, 2007 decreased $10.0 million or 51.7%, from the comparable prior year period. The decrease in advertising expense was primarily attributable to an $8.1 million, or 100% decrease in television infomercial spending and a $1.4 million, or 100% decrease in solo mailer spending. Also contributing to the advertising expense reductions was a 33.7% reduction in Internet advertising, and a $1.0 million or 14.1% reduction in catalog advertising, resulting from a 16.8% decrease in the number of The Sharper Image catalogs circulated and a 17.4% decrease in the number of The Sharper Image catalog pages circulated. The decrease was partially offset by a $1.4 million increase on magazine and newspaper insert advertising.

Advertising expense for the six-month period ended July 31, 2007 decreased $26.3 million, or 63.0% from the comparable prior year period. The decrease in advertising expense was primarily attributable to a $19.7 million, or 100% decrease in television infomercial spending and a $2.9 million, or 100% decrease in solo mailer spending. Also contributing to the advertising expense reductions was an 18.7% reduction in Internet advertising, and a $2.2 million, or 18.7% reduction in catalog advertising, resulting from a 21.8% decrease in the number of The Sharper Image catalogs circulated and a 19.3% decrease in the number of The Sharper Image catalog pages circulated.

Advertising expenses as a percentage of total revenues decreased to 11.6% in the three-month period ended July 31, 2007 compared to 18.1% in the three-month period ended July 31, 2006, and decreased to 10.4% for the six-month periods ended July 31, 2007, compared to 19.5% in the same period last year.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses (“SG&A” expenses) for the three-month period ended July 31, 2007 increased $1.1 million, or 3.2%, and $1.6 million, or 2.4%, for the three-month and six-month periods ended July 31, 2007, respectively, from the comparable prior year periods. This increase during the first six months of fiscal 2007 is primarily attributable to increased legal expenses of $1.6 million as a result of the Ionic Breeze litigation and stock option practices, increased commissions of $1.0 million as store commissions were restored, an increase of $1.0 million in consulting fees, an increase in stock option expenses of $0.5 million, and $0.8 million of professional fees to a firm for providing us with advertising campaign support. These increases were partially offset by decreased variable expenses of $2.6 million due to decreased net sales and $0.9 million decrease in credit card charge backs.

SG&A expenses as a percentage of total revenues increased to 45.6% from 33.1% for the three-month period ended July 31, 2007 and increased to 46.2% from 31.2% for the six-month period ended July 31, 2007 from the comparable prior year periods.

Other Income and Expense

Other expense (net) increased $0.9 million and $1.2 million for the three-month period and six-month periods ending July 31, 2007, from the comparable prior year periods. The increase is largely attributable to interest expense due to an increase in borrowings and reduced interest income due to decreases in cash and cash equivalents and short term investments.

Liquidity and Capital Resources

We met our short-term liquidity needs and our capital requirements in the six-month period ended July 31, 2007 with existing cash and from financing activities.

Net cash used by operating activities totaled $52.4 million for the first six months of fiscal 2007, an increase of $29.8 million from the same period of fiscal 2006, which was due to an increase in loss before income tax benefit of $15.4 million and other working capital variances.

Approximately $3.2 million of net cash was used for investing activities for the first six months of fiscal 2007, primarily due to capital expenditures relating to remodeled stores and systems enhancements.

Net cash provided by financing activities increased by $38.4 million when compared to the previous year, due to borrowings from our revolving credit facility and stock options exercises.

For fiscal 2007, we do not plan any new store unit growth. During the six months ended July 31, 2007, we closed one store and remodeled four existing stores. We plan to invest capital in our technological systems in our system to support a proprietary credit card program and for store remodelling. We believe that our total capital expenditures for fiscal 2007 will be approximately $8 million to $10 million.

We believe we will be able to fund our working capital expenditures for remodeled stores and systems enhancements through existing cash balances, cash generated from operations, our revolving credit facility and as necessary, other funding sources, and, as needed, including future debt or equity offering.

On May 25, 2007, we amended our revolving credit facility, to among other things, increase the amounts available during specified times of the year to $120.0 million from $85.0 million and to increase the amounts that can be borrowed against eligible accounts receivable, inventory and other assets. On August 20, 2007 the revolving credit facility was amended and restated to provide us with a term loan in amount up to $20.0 million. Of this term loan, $10.0 million was made available immediately, with the balance $10.0 million expected to be made available within 45 days of August 20, 2007, upon completion of a syndication. The term loan margin is set at LIBOR plus 4.5%. The term loan is repayable over a period of five years in monthly installments subject to mandatory pre-payment in certain circumstances. Mandatory and voluntary pre-payments of the term loan are subject to a 1.0% early termination fee on any pre-payment amount.

As of July 31, 2007, outstanding borrowings were $32.9 million and letter of credit commitments outstanding under the revolving credit facility were $10.6 million. As of August 21, 2007, the amount available for borrowing under our revolving credit facility and term loan was approximately $14.0 million, not including the additional $10.0 million of the term loan to be made available upon completion of a syndication.

Summary Disclosure about Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments increased from the amount disclosed as of January 31, 2007, including an increase of $58.5 million of purchase obligations, borrowings of $32.9 million on our revolving line of credit facility, and $3.9 million in additional long term borrowings. Borrowings on our revolving line of credit facility are considered to be due in less than one year and our additional long-term borrowings are due after five years.

Critical Accounting Judgments and Estimates

The preparation of our interim condensed financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and contingent liabilities. We base our judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making estimates about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset (see Note B to the condensed financial statements).

For a discussion of other accounting judgments and estimates that we have identified as critical in the preparation of our financial statements, refer to our 2007 Annual Report on Form 10-K and Note F to these interim condensed financial statements.

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

The interest payable on our revolving credit facility is based on variable interest rates and therefore is affected by changes in market interest rates. If interest rates on the average balance of our variable rate debt increased 0.8% (10% from the bank’s reference rate as of July 31, 2007), our results from operations and cash flows would not have been materially affected.

We enter into a significant amount of purchase obligations outside of the U.S., which are settled in U.S. dollars and, therefore, have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks and believe that foreign currency exchange risk is immaterial.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Based on such evaluation and the material weaknesses described below, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 31, 2007.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer and our Chief Financial Officer have concluded that as of July 31, 2007 our internal control over financial reporting was not effective based on the criteria described in the COSO Internal Control—Integrated Framework.

A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management identified the following as material weaknesses as of July 31, 2007.

•

During fiscal 2006, we restated our prior financial statements and in March 2007 filed an amended annual report on Form 10-K/A for the year ended January 31, 2006, an amended quarterly report on Form 10-Q/A for the three-month period ended July 31, 2006. We were also delinquent in filing our annual report on Form 10-K for the year ended January 31, 2007 and quarterly reports on Form 10-Q for the three-month periods ended July 31, 2006 and October 31, 2006. The restatement resulted from a lack of adequate controls over the granting of stock options and the related documentation. The result of this weakness was the use of incorrect accounting measurement dates for certain stock option grants and resulted in errors in the recorded amount of compensation expense for prior years. A Special Committee, appointed by the Board of Directors to investigate into our options granting practices, and the Board of Directors approved a remediation plan implemented in the first quarter of fiscal 2007. We believe, we made substantial progress in the implementation of these procedures over granting of options subsequent to this remediation plan; however, based on the short amount of time that has elapsed, we have not been able to fully test its effectiveness; therefore, we still consider this item a material weakness as of July 31, 2007.

•

Subsequent to the initial close of the general ledger for the fiscal year ended January 31, 2007, we and our independent registered public accountants identified a number of adjusting journal entries required to be made in order for the financial statements to be in accordance with GAAP. In addition, as a result of the restatement of our prior year financial statements and filing of our amended Form 10-K for the year ended January 31, 2006, an amended Form 10-Q for the three months ended April 30, 2006 and our quarterly reports for the periods ended July 31, 2006 and October 31, 2006 in March 2007, we needed additional time to complete the year-end closing process for the fiscal year ended January 31, 2007 and were unable to file our Annual Report on Form 10-K until May 31, 2007. Management concluded that the need for these post-closing journal entries and the untimely closing of the books collectively constituted a material weakness in the design of our internal control over financial reporting. We have not been able to remediate this material weakness as of July 31, 2007.

•

In accordance with SFAS No.144             , “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we performed an analysis of potential stores whose assets may be impaired based upon historical and projected performance, but determined that our analysis was not completed in accordance with generally accepted accounting principles. Because we had identified improper calculation of asset impairment under SFAS 144 to be a significant deficiency in the fiscal year ended January 31, 2007, which had not been remediated timely, we concluded that the errors constituted a material weakness as of January 31, 2007.

Remediation of Material Weaknesses

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15(e) or 15d-15(e) that was conducted during the second quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL MATTERS

Refer to Note F to our interim condensed financial statements of this Quarterly Report on Form 10-Q for a discussion of recent developments related to our legal proceedings.

ITEM 1A.	RISK FACTORS

We have a recent history of substantial losses and negative cash flows from operating activities, and if we are unable to improve our performance or maintain profitability, we may need to find additional sources of liquidity to meet our cash requirements.

Net loss for the six months ended July 31, 2007 and fiscal 2006 was $37.4 million and $27.3 million, respectively. Net cash used by operations for the six months ended July 31, 2007 and fiscal 2006 was $52.4 million and $22.6 million, respectively.

On May 25, 2007, we amended our revolving credit facility. The amended facility expires on May 25, 2012 and allows borrowings against a “borrowing base” determined by inventory levels and specified accounts receivable and letters of credit up to a maximum of $120.0 million, with $85.0 million available from January through July, $100.0 million available in August and September and $120.0 million available from October through December. Borrowings under the credit facility are secured by our inventory, accounts receivable and specified other assets.

Subsequent to quarter-end, on August 20, 2007, the credit facility was amended and restated to provide the Company with a term loan in an amount up to $20.0 million. Of this term loan, $10.0 million was made available immediately, with the balance $10.0 million expected to be made available within 45 days of August 20, 2007, upon completion of a syndication. The term loan is repayable over a period of five years in monthly installments subject to mandatory pre-payment in certain circumstances. Mandatory and voluntary prepayments of the term loan are subject to a 1.0% early termination fee on any pre-payment amount.

As of July 31, 2007, outstanding borrowings were $32.9 million and letter of credit commitments outstanding under the revolving credit facility were $10.6 million. As of August 21, 2007, the amount available for borrowing under our revolving credit facility and term loan was approximately $14.0 million, not including the additional $10.0 million of the term loan to be made available upon completion of a syndication.

If we continue to incur substantial losses and negative cash flows from operating activities, we may require additional debt financing or require equity financing to fund our operating requirements. However, additional funding may not be available on terms acceptable to the Company, or at all. If the Company is unable to meet its liquidity needs, its business and operating results would be adversely affected.

There have been no other significant changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended January 31, 2007.

ITEM 6.	Exhibits

3.1	Amended and Restated Bylaws of Sharper Image Corporation as of September 10, 2007.

10.1	Second Amended Settlement Agreement and Release dated June 22, 2007, by and among, the Company, Manuel Figueroa and Dixie Gardner (incorporated by reference to Exhibit 9.01 to Form 8-K filed June 28, 2007).

10.2	Third Amended Settlement Agreement and Release dated July 30, 2007 by and among, the Company, Manuel Figueroa and Dixie Gardner (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 3, 2007).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on the 10th day of September, 2007.

SHARPER IMAGE CORPORATION

Date: September 10, 2007	by:	/s/ Steven A. Lightman
Steven A. Lightman
President
Chief Executive Officer

	by:	/s/ Rebecca L. Roedell
Rebecca L. Roedell
Executive Vice President
Chief Financial Officer