Form 10-Q
period 2007-10-31
SHARPER IMAGE CORP
filed 2007-12-10
CIK 811696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2007

or

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

Common Stock, $0.01 par value, 15,154,249 shares as of December 7, 2007

SHARPER IMAGE CORPORATION

FORM 10-Q

For the Three and Nine Months Ended October 31, 2007

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Sharper Image Corporation

Condensed Balance Sheets

(Unaudited)

(Dollars in thousands, except shares and per share amounts)	October 31, 2007	January 31, 2007	October 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$804	$18,014	$834
Accounts receivable, net of allowance for doubtful accounts of $1,566, $1,377 and $1,666	12,646	13,076	28,035
Merchandise inventories	101,433	76,772	122,299
Deferred income taxes	16,940	16,720	15,809
Prepaid income taxes	2,118	2,314	2,544
Prepaid expenses and other	5,965	5,186	16,366

Total Current Assets	139,906	132,082	185,887
Property and equipment, net	70,650	86,140	97,212
Deferred income taxes and other deferred assets	73,168	35,339	13,863
Other assets	12,358	10,433	—

Total Assets	$296,082	$263,994	$296,962

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$65,287	$35,711	$60,941
Accrued expenses	13,344	20,152	17,827
Accrued compensation	6,952	5,014	5,335
Reserve for refunds	15,651	17,877	17,300
Revolving credit facility and term-loan	62,092	—	22,342
Deferred revenue	34,808	31,997	38,242

Total Current Liabilities	198,134	110,751	161,987
Deferred rent and other deferred liabilities	27,824	28,046	1,590
Long term borrowings	6,339	2,031	—

Total Liabilities	232,297	140,828	163,577

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value:
Authorized 3,000,000 shares: Issued and outstanding, none	—	—	—
Common stock, $0.01 par value:
Authorized 50,000,000 shares: Issued and outstanding 15,154,249, 14,973,397 and 14,973,397 shares	152	150	150
Additional paid-in capital	116,406	114,839	114,543
Retained earnings (accumulated deficit)	(52,773)	8,177	18,692

Total Stockholders’ Equity	63,785	123,166	133,385

Total Liabilities and Stockholders’ Equity	$296,082	$263,994	$296,962

See Notes to Condensed Financial Statements

Sharper Image Corporation

Condensed Statements of Operations

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(Dollars in thousands, except shares and per share amounts)	2007	2006	2007	2006
REVENUES:
Net sales	$67,389	$103,295	$210,795	$311,481
Delivery	1,747	2,640	5,480	8,061
Licensing and list rental	315	271	1,097	668

	69,451	106,206	217,372	320,210

COSTS AND EXPENSES:
Cost of products	42,065	63,009	126,642	173,623
Buying and occupancy	20,086	20,621	59,499	61,242
Advertising	8,914	18,549	24,341	60,260
Selling, general and administrative	35,437	40,693	103,740	107,370

	106,502	142,872	314,222	402,495

OTHER INCOME (EXPENSE):
Interest income	129	130	277	674
Interest expense	(1,108)	(97)	(2,026)	(333)
Other income (expense)	4	(124)	(260)	(217)

	(975)	(91)	(2,009)	124

Loss Before Income Tax Benefit	(38,026)	(36,757)	(98,859)	(82,161)
Income tax benefit	(15,288)	(14,666)	(38,709)	(32,782)

Net Loss	$(22,738)	$(22,091)	$(60,150)	$(49,379)

Net Loss Per Share
Basic and Diluted	$(1.50)	$(1.48)	$(3.98)	$(3.30)

Weighted Average Number of Shares
Basic and Diluted	15,154,195	14,971,496	15,098,210	14,962,544

See Notes to Condensed Financial Statements

Sharper Image Corporation

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended October 31,
(Dollars in thousands)	2007	2006
Cash used for operating activities:
Net loss	$(60,150)	$(49,379)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	17,053	20,128
Impairment of property and equipment	2,463	—
Stock based compensation	1,557	665
Deferred rent expenses and landlord allowances	(2,086)	(1,193)
Loss on disposal of property and equipment	303	226
Deferred income taxes	(40,408)	(31,809)
Change in operating assets and liabilities:
Accounts receivable	430	(10,688)
Merchandise inventories	(24,661)	(18,001)
Prepaid expenses and other	(2,650)	(4,037)
Accounts payable, accrued expenses and compensation, reserve for refunds	22,480	24,819
Deferred revenue and other liabilities	4,675	5,301

Net cash used for operating activities	(80,994)	(63,968)

Cash provided by (used for) investing activities:
Capital expenditures	(4,190)	(10,694)
Purchases of short-term investments	—	(1,500)
Sale of short-term investments	—	11,850
Proceeds from sale of assets	2	22

Cash used for investing activities	(4,188)	(322)

Cash provided by (used for) financing activities:
Proceeds from long-term borrowings	4,308	—
Proceeds from issuance of common stock	1,567	211
Excess tax benefits from stock based compensation	5	—
Principal borrowings on revolving credit facility and term loan	204,285	25,842
Principal payments on revolving credit facility	(142,193)	(3,737)

Cash provided by financing activities	67,972	22,316

Net decrease in cash and cash equivalents	(17,210)	(41,974)

Cash and cash equivalents at beginning of period	18,014	42,808

Cash and cash equivalents at end of period	$804	$834

Supplemental disclosure of cash paid for:
Interest	$1,049	$195
Income taxes	$253	$906

See Notes to Condensed Financial Statements

Sharper Image Corporation

Notes to Condensed Financial Statements

Note A—Nature of Business and Basis of Presentation

The Sharper Image – Nature of Business

Sharper Image Corporation (the “Company”) is a multi-channel specialty retailer with three principal selling channels—The Sharper Image specialty stores (“stores”) throughout the United States of America (“U.S.”), The Sharper Image catalog (“catalog”) and the Internet (“internet”), primarily through its website, www.sharperimage.com. The Company also has business-to-business sales teams for marketing its exclusive and proprietary products for corporate incentive and reward programs and wholesale to selected U.S. and international retailers. The Company also has a brand licensing division which establishes relationships with third parties that license The Sharper Image trademark for their high-end products for sales through other retailers or through the Company’s sales channels. As of October 31, 2007, the Company operated 186 stores in 38 states and the District of Columbia.

Basis of Presentation

The interim condensed balance sheets at October 31, 2007 and 2006, and the related interim condensed statements of operations for the three-month and nine-month periods ended October 31, 2007 and 2006 and statements of cash flows for the nine-month periods ended October 31, 2007 and 2006 have been prepared by the Company without audit. In the opinion of management, the interim condensed financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at October 31, 2007 and 2006, the results of operations for the three-month and nine-month periods then ended, and cash flow for the nine-month periods then ended. The balance sheet as of January 31, 2007, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended.

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

The Company’s business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the holiday shopping season. A substantial portion of the Company’s total revenues and all or most of the Company’s net earnings and positive cash flows, if any, from operating activities usually occur during the fourth quarter ending January 31. The Company, as is typical in the retail industry, generally experiences lower revenues, lower operating results and negative cash flows from operating activities during the other quarters and has incurred and may continue to incur losses and negative cash flows from operating activities. The results of operations for these interim periods are not necessarily indicative of the results for the full fiscal year.

Use of Estimates

The preparation of interim condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures; these include income tax benefits, receivable, inventory and other reserves and asset impairments. Actual results could differ materially from estimates and assumptions made.

Impairment of Long-Lived Assets

In accordance with Statements of Financial Accounting Standards (“SFAS”) SFAS 144, the Company reviews the carrying value of long-lived assets for potential impairment. This review is performed when events or changes in circumstances indicate that the assets could be impaired and that their carrying values may not be recoverable. Such events include, but are not limited to, decisions to close a store, headquarter facility or distribution center, or a significant decrease in the operating performance of the long-lived asset. For those assets that are identified as potentially being impaired, if the undiscounted future cash flows from such assets are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the asset’s fair value. The fair value of the assets is estimated using the discounted future cash flows of the assets.

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

During the three-month and nine-month periods ended October 31, 2007 the Company recorded non-cash charge for the impairment of long-lived assets for underperforming stores in the amounts of $1.8 million and $2.5 million, respectively.

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not believe it will have a material impact on its financial statements and disclosures.

In February 2007, the FASB issued, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at their fair value. If the fair value option is adopted, unrealized gains and losses will have to be recognized at the end of each of the subsequent reporting periods. The Company does not believe it will have a material impact on its operating results or its financial position.

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

As of October 31, 2007, the net deferred tax assets (related primarily to net operating loss carry forwards) were approximately $90.1 million, an increase of approximately $38.0 million from the fiscal 2006 year end. If the Company continues to incur operating losses and negative cash flows from operations through the end of fiscal 2007, substantial increases to the valuation allowance may be required. During the next twelve months, it is reasonably possible that the statute of limitations may lapse pertaining to positions taken by the Company in prior tax returns, however the Company does not believe this will have a material effect on the Company’s tax provision or deferred income tax assets and liabilities.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS 109” (“FIN 48”), which clarifies the accounting for uncertainty in taxes recognized in an entity’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company adopted FIN 48 on February 1, 2007, and as a result of the implementation of FIN 48, recognized a $1.4 million increase in the liability for unrecognized tax benefits, offset by an increase in the deferred tax asset of $1.3 million; the adoption resulted in a reduction of $0.8 million to the beginning balance of retained earnings. Of the $1.4 million of unrecognized tax benefits, $0.1 million (net of tax benefit), if recognized, would effect the Company’s effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. Upon adoption, the Company recorded a liability of $0.8 million for interest and no liability for penalties. No adjustments were made during the third fiscal quarter, therefore, as of October 31, 2007, the total amount of unrecognized tax benefit was approximately $1.4 million.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Services (“IRS”) for the years ended January 31, 2005 through 2007. The Company’s state income tax returns are open to audit under the statute of limitations for the years ending January 31, 2004 through 2007.

NOTE C—Employee Stock Compensation

The Company recognized total equity-based compensation expense of $688,000 and $304,000 for the three-month periods ended October 31, 2007 and 2006, respectively. For the nine-month periods ended October 31, 2007 and 2006, the Company recognized total equity-based compensation of $1,557,000 and $665,000, respectively. These expenses were recorded under buying and occupancy and selling, general and administrative expenses.

A summary of the activity under the Company’s stock option plans for the nine months ended October 31, 2007 is as follows:

	Number of Options	Weighted average exercise price
Balance at January 31, 2007	3,129,398	$17.97
Granted	145,110	$9.88
Exercised	(147,800)	$8.92
Canceled	(540,789)	$13.34

Balance at April 30, 2007	2,585,919	$17.73
Granted	855,000	$12.44
Exercised	(28,050)	$8.90
Canceled	(270,672)	$21.19

Balance at July 31, 2007	3,142,197	$14.58
Granted	163,000	$3.88
Exercised	—	$—
Canceled	(146,760)	$15.69
Balance at October 31, 2007	3,158,437	$13.97

The aggregate intrinsic value of options exercised during the nine-month periods ended October 31, 2007 and 2006 was $567,000 and $82,000, respectively. There were no options exercised during the three-month period ended October 31, 2007, the aggregate intrinsic value of options exercised during the same period in 2006 was $5,000.

The weighted-average fair value of stock options granted during the three-month periods ended October 31, 2007 and 2006 was $1.91 and $4.51 per share, respectively. As of October 31, 2007, there was approximately $5.0 million (before any related tax benefit) of unrecognized compensation cost, related to non-vested share-based compensation, that is expected to be recognized over approximately 3.5 years.

The table below presents the weighted-average assumptions used in the calculation of fair value model for the nine-month periods ended October 31, 2007 and 2006. The expected life of the options represents the period of time the options are expected to be outstanding and is based on the guidance provided in SEC Staff Accounting Bulletin No. 107 “Share-Based Payment.” Expected stock price volatility is based on consideration of historical and implied volatilities. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and that has a term equal to the expected life.

	Nine Months Ended October 31,
Weighted-average assumptions	2007	2006
Expected life of options (years)	5.3	4
Expected stock price volatility	48.32%	52.62%
Risk-free interest rate	4.85%	4.67%
Expected dividend yield	0%	0%

NOTE D—Loss per Share

Basic loss per share of common stock is computed as loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share of common stock is computed as loss divided by the weighted average number of common shares and potentially dilutive common stock equivalents outstanding during the period. Diluted loss per share reflects the potential dilution that could occur from common stock issuances as a result of stock option exercises.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
Net loss	$(22,738,000)	$(22,091,000)	$(60,150,000)	$(49,379,000)

Average shares of common stock outstanding during the period	15,154,195	14,971,496	15,098,210	14,962,544
Add:
Assumed dilutive effect of stock options	—	—	—	—

Diluted weighted average number of shares outstanding	15,154,195	14,971,496	15,098,210	14,962,544

Basic and Diluted loss per share	$(1.50)	$(1.48)	$(3.98)	$(3.30)

The potential effects of stock options to purchase 3,003,203 and 3,130,212 shares for the three-month periods ended October 31, 2007 and 2006, respectively, and the potential effects of stock options to purchase 2,816,613, and 1,973,690 shares for the nine-month periods ended October 31, 2007 and 2006, respectively, were excluded from the diluted loss per share, because their inclusion in net loss periods would be anti-dilutive.

NOTE E—Revolving Credit Facility, Term Loan and Long-Term Debt

The Company has a revolving credit facility that allows borrowings against a “borrowing base” determined by inventory levels and specified accounts receivable. The revolving credit facility is secured by the Company’s inventory, accounts receivable and other assets.

On May 25, 2007, the Company amended its revolving credit facility agreement, to, among other things, increase the amount available during specified times of the year to $120.0 million and to increase the amounts that can be borrowed against its assets. The amended revolving credit facility expires on May 25, 2012.

On August 20, 2007, the revolving credit facility was amended and restated to provide the Company with a term loan in an amount up to $20.0 million. Of this term loan, $10.0 million was made available immediately, with the balance of $10.0 million available upon completion of syndication for the revolving credit facility and term loan. The Company cannot provide assurance that the remaining portion of the term loan will become available. The term loan margin is set at LIBOR plus 4.5% and the revolving credit facility currently bears interest at 8.0%. The term loan is repayable over a period of five years in monthly installments subject to mandatory pre-payment in certain circumstances. Mandatory and voluntary prepayments of the term loan are subject to a 1.0% early termination fee on any pre-payment amount.

As of October 31, 2007, outstanding borrowings on the revolving credit facility and term loan were $62.1 million and letter of credit commitments issued under the revolving credit facility were $21.9 million. The amount available for borrowing under the Company’s revolving credit facility and term loan was approximately $12.4 million, not including the additional $10.0 million of the term loan to be made available upon completion of syndication.

The Company has borrowed $6.3 million at October 31, 2007 against life insurance policies for executives. The Company can only borrow using the life insurance policies as collateral if the borrowings are to be used for payments due under the Company’s deferred compensation plan or for certain other payments. These borrowings bear interest at 0.75% and do not require cash interest payments as the growth in the underlying cash values funds the interest payments.

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

NOTE F—Commitments and Contingencies

The Company is party to various legal proceedings arising from normal business activities; except as noted below, the Company believes that the resolution of these matters will not have a material adverse effect on the Company’s interim condensed financial statements taken as a whole.

(a) On or before April 15, 2006, there were five class action lawsuits filed against the Company related to claims made with respect to the performance, effectiveness and safety of its Ionic Breeze product. The actions are filed on behalf of purchasers of the Ionic Breeze in the State Courts of California (San Francisco) and Florida (Jacksonville), as well as the U.S. District Courts of Maryland, Florida (Miami) and the Central District of California. Only the San Francisco action has been certified for class representation. The Florida State Court action was stayed pending resolution of the ongoing San Francisco case. The Maryland and Central District of California cases have been dismissed.

On January 16, 2007, the Company entered into a Settlement Agreement and Release (as amended, the “Agreement”) in the case pending in the United States District Court for the Southern District of Florida-Miami Division, which if approved by the court would have covered all persons who purchased an Ionic Breeze branded product between May 6, 1999 and the effective date of the Agreement who do not opt out of the Agreement. The proposed settlement would have required the Company to (i) pay up to $1.9 million to the plaintiff’s attorneys for fees and expenses, (ii) make available free Ozone Guard attachments, (iii) issue $19 merchandise credits, subject to certain terms and conditions, to members of the Settlement class and (iv) agree to certain other measures. Following a fairness hearing, on October 11, 2007, the Court rejected the Agreement. A trial date for the action filed in the United States District Court for the Southern District of Florida-Miami Division has been set for May 12, 2008 and June 10, 2008 for the action filed in the State Court in California (San Francisco). The Company believes that it has meritorious defenses to the claims and plans to vigorously defend against the actions. No determination can be made by the Company at this time as to the final resolution of this matter.

Based on the terms of the Agreement, the Company had accrued $2.5 million (consisting primarily of payments to be made to the plaintiff’s attorneys for fees and expenses). The Company is not able to determine what additional amounts, if any, should be accrued. Accordingly, as of October 31, 2007, the accrual for this matter remained unchanged at $2.5 million.

(b) In November 2006, a plaintiff commenced a purported stockholders’ derivative action relating to the Company’s historical option grant practices in the State Court of California (San Francisco), naming as defendants certain of the Company’s current and former officers and directors. The Company is also named as a nominal defendant. The plaintiff alleges that she is one of the Company’s stockholders and seeks to recover, on the Company’s behalf, damages the Company incurred by, among other things, improper option grants. The plaintiff also seeks equitable relief, including corporate governance reforms. The case is in the initial stages of procedure and on June 1, 2007, the Company as well as the named officers and directors, made motions seeking to have the case dismissed. A hearing on such response is currently scheduled for February 1, 2008. On October 13, 2006, the Company’s board of directors received a letter from another alleged stockholder who asserted that he would commence a stockholders’ derivative action if the Company’s board of directors failed to cause the Company to commence action against current and former directors and members of management relating to the Company’s historical options practices. The Company believes it has responded, and continues to respond, appropriately to concerns regarding the conduct related to the Company’s historical option grant practices.

NOTE G – Segment Information

The Company classifies its business interests into three reportable segments: stores, catalog and direct marketing and Internet. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies of the Annual Report for the fiscal ended January 31, 2007 (Note A of the Notes to Financial Statements). The Company evaluates performance and allocates resources based on operating contribution, excluding unallocated corporate selling, general and administrative costs and income taxes. The Company’s reportable segments are strategic business units that offer the same products and services and utilize common merchandising, distribution and marketing functions, and common information systems and corporate administration. The Company does not have inter-segment sales, but the segments are managed separately because each segment has different channels for selling the products.

Financial information for the Company’s business segments is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(Dollars in thousands)	2007	2006	2007	2006
Revenues:
Stores	$46,036	$55,153	$147,551	$176,569
Catalog and direct marketing	4,585	18,031	15,222	59,847
Internet	7,981	15,017	27,847	47,310
Other	10,849	18,005	26,753	36,484

Total Revenues	$69,451	$106,206	$217,372	$320,210

Loss before income tax benefit:
Stores	$(16,398)	$(12,132)	$(40,710)	$(28,115)
Catalog and direct marketing	(2,508)	542	(5,848)	(2,931)
Internet	(2,822)	100	(2,749)	(63)
Unallocated selling, general and administrative expenses	(16,299)	(25,267)	(49,552)	(51,052)

Total Loss before income tax benefit	$(38,026)	$(36,757)	$(98,859)	$(82,161)

PART I—FINANCIAL INFORMATION

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a multi-channel specialty retailer. Our mission is to project quality, excitement and innovation. Our three principal selling channels include The Sharper Image specialty stores throughout the U.S., The Sharper Image catalog and the Internet, primarily through our website, www.sharperimage.com. We also have business-to-business sales teams for marketing our exclusive and proprietary products for corporate incentive and reward programs and wholesale to selected U.S. and international retailers. In addition, our brand licensing division establishes relationships with third parties that license The Sharper Image trademark for their high end products for sales through other retailers and through the Company’s sales channels.

As of October 31, 2007, we operated 186 stores in 38 states and the District of Columbia. In addition to our stores, we operate catalog and direct marketing, and Internet sales channels.

We have been experiencing declining sales and profitability since fiscal 2005. The continued declines in sales and profitability, significant changes both in senior management and in our Board of Directors, and the investigation into our historical stock option grant practices have been extraordinarily challenging. We have revised many aspects of our business decisions by including a multi-channel marketing strategy that will deliver consistent value to our customers. We believe these changes and future implementation of other new strategies related to quality products, inventory management, logistic improvements and cost effectiveness will result in a reinvigorated Sharper Image brand and further our goal of providing consistent profitability and growth for our stockholders.

During the first nine months of fiscal 2007, cash used in operations was approximately $81.0 million compared to $64.0 million for the same period of fiscal 2006. On August 20, 2007, we amended our revolving credit facility to increase the amount available during specified times of the year to $120.0 million, and to include a term loan in an amount up to $20.0 million. Of this $20.0 million term loan, $10.0 million was made available immediately and the remaining $10.0 million will become available upon completion of a syndication. We cannot provide assurance that the remaining portion of the term loan will become available.

The Company’s business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the holiday shopping season. A substantial portion of the Company’s total revenues and all or most of the Company’s net earnings and positive cash flows if any, from operating activities usually occur during the fourth quarter ending January 31 of each fiscal year. The Company, as is typical in the retail industry, generally experiences lower revenues, lower operating results and negative cash flows from operating activities during the other quarters and has incurred and may continue to incur losses and negative cash flows from operating activities. The results of operations for these interim periods are not necessarily indicative of the results for the full fiscal year.

Results of Operations

Our comparable store sales declined 1.1% in fiscal 2004, 16.0% in fiscal 2005 and 25.4% in fiscal 2006, our comparable store sales declined 15.7% and 14.9% for the nine-month and three-month periods ended October 31, 2007, respectively. Although we expect our new business strategies will ultimately reverse this trend, we do not expect implemented strategies to produce significant changes until fiscal 2008. There can be no assurance that our new business strategies will be successful. In recent years, our success has substantially depended on a few products; for example, our air-purification line of products generated 27.7%, 23.4% and 12.9% of our revenues for fiscal 2005, fiscal 2006, and the nine months ended October 31, 2007, respectively; and our massage chair line of products generated 9.1%, 6.3% and 5.5% of our revenues for fiscal 2005, fiscal 2006, and the nine months ended October 31, 2007, respectively.

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

The decrease in our total revenues for the three and nine-month periods ended October 31, 2007 compared to the same period in fiscal 2006 was primarily due to a decrease in the sales of our proprietary designed and Sharper Image branded products, in particular our air purification product line, and sales of massage chairs from third parties. For the three and nine-month periods ended October 31, 2007, approximately $17.8 million and $70.9 million of the decrease in total revenues, respectively, was due to decreased sales of our air purification product line, or 48% and 69% of the decrease in total revenues, respectively. This is a result of increased competition, slowing market growth; decreased product refurbishing, decreased advertising specifically designed for this product line, such as discontinued infomercials and decreased single product mailers, as well as decreased catalog circulation. Approximately $2.5 million and $9.1 million of the decrease in total revenues for the three and nine-month periods ended October 31, 2007, respectively, was due to decreased sales of our massage chair product line, including a 42.1% decline in units sold for the three-month period and 45.4% for the nine-month period. This is a result of increased competition and decreased advertising, including decreased catalog circulation. Further decrease in total revenue was a result of discontinuance of the lines that were not a strategic fit with the Company. In the third quarter of fiscal 2007 we decreased advertising spending by 51.9% including the elimination of infomercials and decreased catalog circulation by 26.8%, compared to the third quarter of fiscal 2006, which affected each of our sales channels. Total advertising decreased by 59.6% for the nine months ended October 31, 2007 compared to the same period last year.

Sales of The Sharper Image branded products decreased to approximately 36% of total revenues in the third quarter of fiscal 2007 from approximately 63% in the same period in fiscal 2006; sales of The Sharper Image branded products for the nine-month period ended October 31 decreased to approximately 39% of total revenues in fiscal 2007 from approximately 64% in 2006. Returns and allowances remained relatively consistent at 10.4% of sales for the third quarter of fiscal 2007 compared to 10.7% in the same period in fiscal 2006. Returns and allowances for the nine-month periods ended October 31, 2007 and 2006 were also consistent at 10.7% and 10.6%, respectively.

During the three-month period ended October 31, 2007, we experienced a 20.5% decrease in store transactions mainly attributed to decreased advertising and generally declining retail trends: and a 7.4% increase in average revenue per store transaction, when compared to the same period in fiscal 2006, when we had lower price points on products that we have since discontinued. For the nine-month period ended October 31, 2007; we experienced an 11.8% decrease in average revenue per store transaction, and a 5.8% decrease in total store transactions. The decrease in average revenue per transaction is a reflection of the general trends in our product mix and decline in sales of air purification products and massage chairs. Average revenue per transaction in our store channel is calculated by dividing the amount of sales, exclusive of delivery revenue and sales taxes, by the number of transactions.

In our catalog and direct marketing segment, which includes sales generated by catalog mailings, single product mailers, print advertising and infomercials, we experienced a 62.8% decrease in transactions and an 18.6% increase in average net revenue per transaction in the three-month period ended October 31, 2007 compared to the same period in fiscal 2006, when we had lower price points on products that we have since discontinued. For the nine-month period ended October 31, 2007, there was a 52.5% decrease in transactions and an 8.4% decrease in average net revenue per transaction compared to the same period in fiscal 2006. The decrease in net catalog and direct marketing revenues was due to the general trends in revenues described above and in particular our discontinuation of infomercial advertising of our air purification products and the decrease in catalog circulation. We believe that our catalog and direct marketing activities have a positive indirect impact to stores and internet sales

In our Internet segment, which includes our www.sharperimage.com website, we experienced a 46.5% decrease in transactions and a 7.7% increase in average revenue per transaction in the three-month period ended October 31, 2007 compared to the same period in fiscal 2006. For the nine-month period ended October 31, 2007, there was a 35.4% decrease in transactions and a 6.8% decrease in average net revenue per transaction compared to the same period in fiscal 2006. The decrease in Internet revenues was due to the general trends in revenues described above as well as discontinuing our sales category of refurbished products.

Cost of Products

Cost of products decreased $20.9 million, or 33.2%, and $47.0 million, or 27.1%, for the three-month and nine-month periods ended October 31, 2007, respectively, when compared to the same prior year periods. The gross margin rate for the three-month period ended October 31, 2007 decreased to 39.2% from 40.5% for the same period in fiscal 2006, and the gross margin rate for the nine-month period ended October 31, 2007 decreased to 41.4% from 45.7% for the same period in fiscal 2006. These decreases were a result of product mix, specifically due to a decrease in sales of proprietary designed and Sharper Image branded products, which generally have higher gross margin rates, but higher associated development, refurbishing and returns costs.

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

Buying and Occupancy

Buying and occupancy costs decreased $0.5 million, or 2.6%, and $1.7 million, or 2.8%, for the three-month and nine-month periods ended October 31, 2007, respectively, compared to the same period in fiscal 2006, reflecting the decrease in number of stores offset in part by rent increases associated with lease renewals or contracted rent increases. Buying and occupancy costs as a percentage of total revenues increased to 28.9% for the three-month period ended October 31, 2007 from 19.4% for the same period in fiscal 2006; and increased to 27.4% for the nine-month period ended October 31, 2007 from 19.1% for the same period in fiscal 2006, primarily due to decrease in sales.

Advertising

We decreased our marketing efforts in the nine-month period ended October 31, 2007 as compared to the prior year period in order to implement multi-channel marketing strategies and new products and improve quality of service needed to support the business model. We expect advertising expense (without television infomercial spending) for fiscal 2007 to be at a level consistent with the same period of fiscal 2006.

Advertising expense for the three-month period ended October 31, 2007 decreased $9.6 million or 51.9%, from the comparable prior year period. The decrease in advertising expense was primarily attributable to a $6.9 million, or 100% decrease in television infomercial spending and a $1.8 million, or 100% decrease in solo mailer spending.

Advertising expense for the nine-month period ended October 31, 2007 decreased $35.9 million, or 59.6% from the comparable prior year period. The decrease in advertising expense was primarily attributable to a $26.6 million, or 100% decrease in television infomercial spending and a $4.8 million, or 100% decrease in solo mailer spending. Also contributing to the advertising expense reductions was a $2.5 million, or 13.7% reduction in catalog advertising, resulting from a 23.5% decrease in the number of The Sharper Image catalogs circulated and a 23.5% decrease in the number of The Sharper Image catalog pages circulated.

Advertising expense as a percentage of total revenues decreased to 12.8% in the three-month period ended October 31, 2007 compared to 17.5% in the three-month period ended October 31, 2006, and decreased to 11.2% for the nine-month period ended October 31, 2007, compared to 18.8% in the same period last year.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses (“SG&A” expenses) for the three-month period ended October 31, 2007 decreased $5.3 million, or 12.9% from $40.7 million in 2006 to $35.4 million; and decreased by $3.6 million, or 3.4% from $107.4 million in 2006 to $103.7 million for the nine-month period ended October 31, 2007.

The decrease during the three months ended October 31, 2007, when compared to the same period in fiscal 2006 is a result of a decrease of $4.7 million in severance pay ($2.1 million) and Supplemental Executive Retirement Plan contribution ($2.6 million) for our former executives as part of their severance agreements, a $1.3 million decrease in credit card and other fees due to decreased revenues, a $1.7 million decrease in legal and professional fees and a $0.6 million decrease in rents due to closure of our Novato office and vacating part of the corporate office space. These decreases were partially offset by a $0.8 million increase in bonus accrual under the new Management Incentive Plan, increase of $0.5 million in relocation expenses as we hired several new executives, an increase in stock option expenses of $0.4 million and increased commissions of $0.3 million as store associate commissions were re-implemented during fiscal 2007.

The decrease during the first nine months of fiscal 2007, when compared to the same period in fiscal 2006 is primarily attributable to a $5.0 million decrease in accruals related to our former executives as part of their severance agreements, decrease in credit card and other fees by $4.0 million and a $1.2 million decrease in charge backs due to decreased revenues, and a $1.1 million decrease in rents as we closed our Novato office and vacated part of the corporate office space. These decreases were partially offset by increased commissions of $1.3 million as store associate commissions were re-implemented during fiscal 2007, a $1.1 million increase in bonus accrual under the Management Incentive Plan, increase of $1.0 million in relocation expenses as we hired several new executives and an increase in stock option expenses of $0.9 million.

SG&A expenses as a percentage of total revenues increased to 51.0% from 38.3% for the three-month period ended October 31, 2007 and increased to 47.7% from 33.5% for the nine-month period ended October 31, 2007 from the comparable periods in fiscal 2006.

Other Income and Expense

Other expense (net) increased $0.9 million and $2.1 million for the three-month period and nine-month period ended October 31, 2007, respectively, from the comparable periods in fiscal 2006. The increase is largely attributable to interest expense due to an increase in borrowings.

Financial Condition

Liquidity and Capital Resources

We met our short-term liquidity needs and our capital requirements in the nine-month period ended October 31, 2007 with existing cash and cash equivalents, and from our financing activities.

Approximately, $81.0 million of net cash was used for operating activities for the nine-month period ended October 31, 2007, which was $17.0 million more compared to $64.0 million used during the same period of fiscal 2006, this increase is primarily due to a $16.7 million incremental increase in loss before income tax benefit.

Approximately $4.2 million of net cash was used for investing activities for the first nine months of fiscal 2007, primarily for capital expenditures relating to four remodeled stores and systems enhancements.

Net cash provided by financing activities increased by $45.7 million to $68.0 million from $22.3 million in the previous year, this increase is attributable to a $39.9 million incremental borrowing on our revolving credit facility and term loan, a $ 4.3 million increase on long-term borrowings and $1.5 million from stock options exercises.

For fiscal 2007, we do not plan any new store unit growth. During the nine months ended October 31, 2007, we closed one store and remodeled four existing stores. We plan to invest capital in information technology including the support for a proprietary credit card program and for store remodeling. We believe that our total capital expenditure for the fourth fiscal quarter of 2007 will be approximately $3 million. We believe we will be able to fund our working capital expenditures for the remodeling of stores and systems enhancements through existing cash balances, cash generated from operations, our revolving credit facility and term loan and as necessary, other funding sources, including future debt or equity offerings.

On May 25, 2007, we amended our revolving credit facility agreement, to, among other things, increase the amount available during specified times of the year to $120.0 million and to increase the amounts that can be borrowed against our assets. The amended revolving credit facility expires on May 25, 2012.

On August 20, 2007, the revolving credit facility was amended and restated to provide a term loan of $20.0 million. Of this term loan, $10.0 million was made available immediately, with the balance of $10.0 million available upon completion of syndication for the revolving credit facility and term loan. We cannot provide assurance that the remaining portion of the term loan will become available. The term loan margin is set at LIBOR plus 4.5% and the revolving credit facility currently bears interest at 8.75%. The term loan is repayable within a period of five years in monthly installments subject to mandatory pre-payment in certain circumstances. Mandatory and voluntary prepayments of the term loan are subject to a 1.0% early termination fee on any pre-payment amount.

As of October 31, 2007, outstanding borrowings on the revolving credit facility and term loan were $62.1 million and letter of credit commitments issued under the revolving credit facility were $21.9 million. The amount available for borrowing under our revolving credit facility and term loan was approximately $12.4 million, not including the additional $10.0 million of the term loan to be made available upon completion of syndication.

Summary Disclosure about Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments increased from the amount disclosed as of January 31, 2007, as follows :

Contractual Obligations and Commercial Commitments – (Dollars in millions)	January 31, 2007	October 31, 2007	Increase
Revolving Credit Facility and Term Loan (1)	$—	$62.1	$62.1
Borrowings on Deferred Compensation Plan (2)	2.0	6.3	4.3
Purchase Obligations	37.5	71.9	34.4

Total Contractual Obligations and Commercial Commitments (3)	$39.5	$140.3	$90.8

(1)	Borrowings on our revolving line of credit facility are considered to be due in less than one year and the term-loan is due within five years.

(2)	Borrowings on the Company’s deferred compensation plan are due after five years.

(3)	Total contractual obligations and commercial commitments table above excludes the potential impact of FIN48 commitments as the timing of payments cannot be reasonably estimated.

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

As of October 31, 2007, the net deferred tax assets (related primarily to net operating loss carry forwards) were approximately $90.1 million, an increase of approximately $38.0 million from the fiscal 2006 year end. If the Company continues to incur operating losses and negative cash flows from operations through the end of fiscal 2007, substantial increases to the valuation allowance may be required. During the next twelve months, it is reasonably possible that the statute of limitations may lapse pertaining to positions taken by the Company in prior tax returns, however the Company does not believe this will have a material effect on the Company’s tax provision or deferred income tax assets and liabilities.

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

During the three-month and nine-month periods ended October 31, 2007 the Company recorded non-cash charge for the impairment of long-lived assets for underperforming stores in the amounts of $1.8 million and $2.5 million, respectively.

For a discussion of other accounting judgments and estimates that we have identified as critical in the preparation of our financial statements, refer to our 2007 Annual Report on Form 10-K and Note F to these interim condensed financial statements.

Seasonality

Our business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the holiday shopping season. In recent past years, a substantial portion of our total revenues approximately 39% and all or most of our net earnings, if any, have occurred in the fourth fiscal quarter ending January 31. The results of operations for these interim periods are not necessarily indicative of the results for the full fiscal year.

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

The interest payable on our revolving credit facility and term-loan is based on variable interest rates and therefore is affected by changes in market interest rates. If interest rates on the average balance of our variable rate debt increased 0.8% (10% from the bank’s reference rate as of October 31, 2007), our results from operations and cash flows would not have been materially affected.

We enter into a significant amount of purchase obligations outside of the U.S., which are settled in U.S. dollars and, therefore, have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks and believe that foreign currency exchange risk is immaterial.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Based on such evaluation and the material weaknesses described below, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of October 31, 2007.

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

Our Chief Executive Officer and our Chief Financial Officer have concluded that as of October 31, 2007 our internal control over financial reporting was not effective based on the criteria described in the COSO Internal Control—Integrated Framework.

A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management identified the following as material weaknesses as of October 31, 2007.

•

During fiscal 2006, we restated our prior financial statements and in March 2007 filed an amended annual report on Form 10-K/A for the year ended January 31, 2006, an amended quarterly report on Form 10-Q/A for the three-month period ended July 31, 2006. We were also delinquent in filing our annual report on Form 10-K for the year ended January 31, 2007 and quarterly reports on Form 10-Q for the three-month periods ended July 31, 2006 and October 31, 2006. The restatement resulted from a lack of adequate controls over the granting of stock options and the related documentation. The result of this weakness was the use of incorrect accounting measurement dates for certain stock option grants and resulted in errors in the recorded amount of compensation expense for prior years. A Special Committee, appointed by the Board of Directors to investigate into our options granting practices, and the Board of Directors approved a remediation plan implemented in the first quarter of fiscal 2007. We believe, we have made substantial progress in the implementation of procedures over granting of options subsequent to this remediation plan; and we have performed testing of the transactions, to ensure that the remediation process is being followed and that the granting process is in accordance with the updated granting process as recommended by the Special Committee. However, until we complete our annual tests of effectiveness, we still consider this to be a material weakness as of October 31, 2007.

•

Subsequent to the initial close of the general ledger for the fiscal year ended January 31, 2007, we and our independent registered public accountants identified a number of adjusting journal entries that were required to be recorded in order for the financial statements to be in accordance with GAAP. In addition, as a result of the restatement of our prior year financial statements and the filing of our amended Form 10-K for the year ended January 31, 2006, an amended Form 10-Q for the three months ended April 30, 2006 and our quarterly reports for the periods ended July 31, 2006 and October 31, 2006 in March 2007, we needed additional time to complete the year-end closing process for the fiscal year ended January 31, 2007 and were unable to file our Annual Report on Form 10-K until May 31, 2007. Management concluded that the need for these post-closing journal entries and the untimely closing of the books collectively constituted a material weakness in the design of our internal control over financial reporting. We have made considerable progress and have since filed our Q2 and Q3 interim financial statements timely and accurately; but until we complete our annual closing cycle in a timely and accurate manner, we still consider this to be a material weakness as of October 31, 2007.

•

In accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we performed an analysis of potential stores whose assets may be impaired based upon historical and projected performance, but determined that our analysis was not completed in accordance with generally accepted accounting principles. Since we had previously identified improper calculation of asset impairment under SFAS 144 to be a significant deficiency in the fiscal year ended January 31, 2006, which had not been remediated timely, we concluded that the errors constituted a material weakness as of January 31, 2007. We have made progress to remediate this weakness, but until we do perform proper calculation of asset impairment for our fiscal year end 2007; we still consider this to be a material weakness as of October 31, 2007.

Remediation of Material Weaknesses

Our Board of Directors has adopted a number of procedures with respect to our option grants. In addition, we are in the process of creating a formal process related to the design and implementation of control over the selection and application of accounting policies for complex, non-routine transactions. This process includes the early identification of complex, non-routine transactions and documentation by our accounting staff. Regular meetings with accounting staff and executive level officers involved and familiar with accounting issues related to complex, non-routine transactions will be held to review the initial documentation. As required, outside legal and/or accounting advice will be obtained. In addition, we are adding additional accounting resources and making system enhancements in order to shorten our closing process. We expect that the Company will have fully completed the implementation of these procedures prior to the end of fiscal 2007.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15(e) or 15d-15(e) that was conducted during the third quarter of fiscal 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Refer to Note F to our interim condensed financial statements of this Quarterly Report on Form 10-Q for a discussion of recent developments related to our legal proceedings.

ITEM 1A.	RISK FACTORS

We have a recent history of substantial losses and negative cash flows from operating activities, and if we are unable to improve our performance or return to profitability, we may need to find additional sources of liquidity to meet our cash requirements.

Net loss for the nine-month periods ended October 31, 2007 and 2006 were $60.2 million and $49.3 million, and net cash used by operations were $81.0 million and $64.0 million, respectively.

On May 25, 2007, we amended our revolving credit facility agreement, to, among other things, increase the amount available during specified times of the year to $120.0 million and to increase the amounts that can be borrowed against our assets. The amended revolving credit facility expires on May 25, 2012.

On August 20, 2007, the revolving credit facility was amended and restated to provide with a term loan in an amount up to $20.0 million. Of this term loan, $10.0 million was made available immediately, with the balance of $10.0 million available upon completion of syndication for the revolving credit facility and term loan. We cannot provide assurance that the remaining portion of the term loan will become available. The term loan margin is set at LIBOR plus 4.5% and the revolving credit facility currently bears interest at 8.0%. The term loan is repayable within a period of five years in monthly installments subject to mandatory pre-payment in certain circumstances. Mandatory and voluntary prepayments of the term loan are subject to a 1.0% early termination fee on any pre-payment amount.

As of October 31, 2007, outstanding borrowings on the revolving credit facility and term loan were $62.1 million and letter of credit commitments issued under the revolving credit facility were $21.9 million. The amount available for borrowing under our revolving credit facility and term loan was approximately $12.4 million, not including the additional $10.0 million of the term loan to be made available upon completion of syndication.

We had borrowed $6.3 million as of October 31, 2007 against life insurance policies for our executives. We can only borrow using the life insurance policies as collateral if the borrowings are to be used for payments due under the our deferred compensation plan or for certain other payments. These borrowings bear interest at 0.75% and do not require cash interest payments as the growth in the underlying cash values funds the interest payments.

If we require additional funding to meet our cash flow needs, we may seek to obtain such funding through, among other things, additional loans or the issuance of debt or equity securities. However, additional funding may not be available on terms acceptable to us, or at all. If we are unable to meet our liquidity needs, our business and operating results would be adversely affected.

There have been no other significant changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended January 31, 2007.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2007 Annual Meeting of Stockholders (the Annual Meeting) was held on August 21, 2007. The following matters were voted on by the stockholders:

1. Election of eleven Directors. Messrs. Jason G. Bernzweig, Morton E. David, Peter A. Feld, William “Bill” R. Fields, Howard Gross, George B. James, Michael S. Koeneke, Marc J. Leder, Jerry W. Levin, Howard M. Liebman and Steven A. Lightman were elected to the Company’s Board of Directors. The results of the voting were as follows:

Nominee	Votes for	Votes withheld
Jason G. Bernzweig	13,299,452	38,629
Morton David	9,187,152	4,150,929
Peter A. Feld	13,300,802	37,279
William “Bill” Fields	13,303,353	34,728
Howard Gross	13,303,303	34,778
George James	9,202,143	4,135,938
Michael S. Koeneke	13,303,053	35,028
Marc J. Leder	13,304,208	33,873
Jerry W. Levin	13,289,152	78,929
Howard M. Liebman	13,299,502	38,579
Steven A. Lightman	13,303,753	34,328

2. Ratification of selection of Deloitte & Touche LLP as independent registered public accountants for the Company for the fiscal year ending January 31, 2008. The result of the vote was 11,257,265 in favor, 2,076,105 against, and 4,711 abstaining.

3. Approval of the Management Incentive Plan. The result of the vote was 11,435,544 in favor, 119,320 against, and 9,134 abstaining; also non-vote by Brokers 1,774,083.

ITEM 6.	Exhibits

10.1	Second Amended and Restated Loan and Security Agreement dated August 20, 2007 between the Company and Wells Fargo Retail Finance, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 24, 2007).

10.2	Amended and Restated Amendment 2 to Service Agreement between the Company, Jerry W. Levin and JW Levin Partners LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 27, 2007).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on the 10th day of December, 2007.

SHARPER IMAGE CORPORATION

Date:	December 10, 2007	by:	/s/ Steven A. Lightman
Steven A. Lightman
President
Chief Executive Officer

		by:	/s/ Rebecca L. Roedell
Rebecca L. Roedell
Executive Vice President
Chief Financial Officer